Form 10-Q
period 2001-06-30
AMERICAN SPECTRUM REALTY INC
filed 2001-09-24
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter ended June 30, 2001
Commission file number 333-43686

AMERICAN SPECTRUM REALTY, INC.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 East Deere Avenue Santa Ana, California 92705

(Address of principal executive offices)

949-797-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐.  No ☒

The registrant had 10 shares of common stock outstanding as of September 17, 2001.

AMERICAN SPECTRUM REALTY, INC.
TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION

ITEM  1.           FINANCIAL INFORMATION

AMERICAN SPECTRUM REALTY, INC.
CONDENSED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS:
Accounts receivable from affiliates	$100,100	$100

Transaction costs	4,662,546	3,553,931
Property and equipment, net of accumulated depreciation of $20,551 and $9,607	60,238	71,183
Other assets	100,000	100,000

Total Assets	$4,922,884	$3,725,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Accrued liabilities	$710,000	$469,846
Advances payable to affiliates	5,030,253	3,639,702

Total liabilities	5,740,253	4,109,548

STOCKHOLDERS’ DEFICIT:

Common stock and capital in excess of par value, $.01 par value; 1,000 shares authorized, 10 shares issued	100	100

Accumulated deficit	(817,469)	(384,434)

Total stockholders’ deficit	(817,369)	(384,334)

Total liabilities and stockholders’ deficit	$4,922,884	$3,725,214

The accompanying notes are an integral part of these condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months and Three Months Ended June 30, 2001

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001

	(Unaudited)	(Unaudited)

REVENUES:	$-	$-

Total revenues	-	-

EXPENSES:
General and administrative	422,091	128,378
Depreciation	10,944	5,173

Total expenses	$433,035	$133,551

Net loss	$(433,035)	$(133,551)

The accompanying notes are an integral part of these condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
 CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (August 8, 2000) to December 31, 2000 and for the six months ended June 30, 2001

	Equity	Accumulated Deficit	Total

Balance – Inception (August 8, 2000)	$100	$-	$100

Net loss	-	(384,434)	(384,434)

Balance – December 31, 2000	100	(384,434)	(384,334)

Net loss (Unaudited)	-	(433,035)	(433,035)

Balance – June 30, 2001 (Unaudited)	$100	$(817,469)	$(817,369)

The accompanying notes are an integral part of these condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001

2001 (Unaudited)

NET LOSS	$(433,035)

CASH FLOWS FROM OPERATING ACTIVITIES:

Depreciation of property and equipment	10,944
Increase in accounts receivable from affiliates	(100,000)
Increase in transaction costs	(1,108,615)
Increase in accrued liabilities	240,154

Net cash used in operating activities	(1,390,552)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in advances payable to affiliates	1,390,552

Net cash provided by financing activities	1,390,552

INCREASE/DECREASE IN CASH	0

CASH, BEGINNING OF PERIOD	0

CASH, END OF PERIOD	$0

The accompanying notes are an integral part of these condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.          ORGANIZATION

Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.  In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2001.

The financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statement and notes thereto included in the Form S-4 for the year ended December 31, 2000.

Nature of Business and Transaction

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established August 8, 2000 to be the legal acquiror and registrant in a consolidation transaction whereby partners in existing related partnerships would trade partnership units for shares in this new public entity and owners of existing related entities would exchange ownership interests for units in an operating partnership that will be formed and will initially be wholly owned by the Company.  ASR is a wholly owned subsidiary of CGS Real Estate Company, Inc.  ASR will (subject to approval) acquire eight public limited partnerships, two private entities and, on a carve-out basis, CGS and the Majority-Owned Affiliates.  The accounting acquirer in this transaction will be Sierra Pacific Pension Investors `84 (SPPI84).  The financial statements of SPPI84 are presented following the ASR financial statements.  These events are collectively referred to as the “Transaction”.

CGS includes CGS Real Estate Company, Inc. and various other entities and properties involved in real estate development, management, ownership and operation.  CGS’ operations are located principally in the Midwestern and Western United States.  CGS’ properties consist of 16 office, office/warehouse, apartment and shopping centers and one parcel of vacant land.  CGS will be a predecessor entity once the transaction closes.  The financial statements of CGS are presented following the financial statements of SPPI84.

ASR will be a full-service real estate corporation.  The Company’s primary business will be the ownership of office, office/warehouse, apartments and shopping center properties.  The public limited partnerships own 18 office/warehouse and apartment properties.  If all the public limited partnerships approve the Transaction, ASR will initially own 34 properties.  The Company plans to expand its business by acquiring additional properties.  The Company will focus primarily on office, office/warehouse and apartment properties located in the Midwestern and western United States.  ASR intends to qualify as a real estate investment trust (REIT) in 2003.

The major activity affecting the Company’s books and records during the period from inception (August 8, 2000) to June 30, 2001 were costs related to the Transaction.  Costs that were incremental, directly attributable to the Transaction, and paid to third party vendors were capitalized as transaction costs.  These costs will be charged to equity or capitalized as debt issuance costs upon successful completion of the Transaction as a cost of issuing securities or debt respectively, depending upon the outcome of the shareholders’ vote.  Until this Transaction occurs, the Company will be dependent upon CGS to fund its operations.  The December 31, 2000 combined financial statements of CGS and the December 31, 2000 financial statements of ASR, included in the Form S-4, disclose an uncertainty regarding their ability to continue as a going concern.  Management plans in regard to these matters include the parent company obtaining additional loans from shareholders, obtaining extensions from lenders, or refinancing all debt through the completion of the Transaction.  See footnotes to CGS’ financial statements included in this Form 10-Q for further discussion of the going concern issue and management plans.

The notes payable included in the accompanying balance sheets are payable to three of the public limited partnerships and are guaranteed by CGS, the general partner of the limited partnerships and parent company of ASR.  These notes payable will be eliminated upon consummation of the Transaction assuming all of the partnerships elect to participate.

2.          SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

3.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) as amended by SFAS 137 and 138, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 will be effective for the Company beginning with the 2001 fiscal year and may not be applied retroactively.  Management does not believe that SFAS 133 will have a material impact on the financial statements.

In July 2001, FASB issued SFAS No. 141, “Business Combinations”, which is effective for business combinations initiated after June 30, 2001.  SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed.  The Company will account for the Transaction under the purchase method.

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS 143, “Accounting for Asset Retirement”.  SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002.  The Company believes the adoption of the provisions of SFAS 143 will not have a significant effect its on financial position or results of operations.

4.          SUBSEQUENT EVENT

Subsequent to the date of the Prospectus/Consent Solicitation Statement dated August 8, 2001, an affiliate of CGS purchased 5,572 units in Sierra Pacific Development Fund – II from affiliates of Everest Trust for a purchase of $1,150,000 or $206.39 per unit.  In connection with the purchase, Everest entered into a standstill agreement for a five-year period covering the Sierra and Nooney funds and ASR following the closing of the Transaction.  CGS and its affiliates own 13,490 units or 15.6% of the outstanding units in Sierra Pacific Development Fund – II and intend to vote these units for the Transaction.

On August 30, 2001, CGS transferred all of the membership interest in the entity which owns Villa Redondo Apartments to the Operating Partnership American Spectrum Realty, L.P., a subsidiary of American Spectrum Realty, Inc.

SIERRA PACIFIC PENSION INVESTORS ’84
(A Limited Partnership)
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS:
Cash and cash equivalents	$34,185	$33,647
Receivables:
Note receivable, net of deferred gain of $132,471	1,618,300	1,618,300
Unbilled rent	50,826	48,713
Billed rent	3,538	69,118
Interest	87,539	0
Due from affiliate	1,127,583	936,752
Income-producing property – net of accumulated depreciation and valuation allowance of $2,929,131 and $2,861,598, respectively	1,178,271	1,208,166
Investment in unconsolidated joint venture	6,936,910	7,063,438
Other assets – net of accumulated amortization of $223,467 and $197,100, respectively	240,993	232,067

Total Assets	$11,278,145	$11,210,201

LIABILITIES AND PARTNERS’ EQUITY:

Accrued and other liabilities	$129,340	$248,108
Note payable	1,340,548	1,349,748

Total Liabilities	1,469,888	1,597,856

Partners’ equity (deficit):
General Partner	(181,144)	(183,103)
Limited Partners:
80,000 units authorized, 77,000 issued and outstanding	9,989,401	9,795,448

Total Partners’ equity	9,808,257	9,612,345

Total Liabilities and Partners’ equity	$11,278,145	$11,210,201

The accompanying notes are an integral part of these consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)

REVENUES:
Rental income	$330,535	$272,542	$165,079	$124,057
Interest income	87,543	79,586	43,771	39,793

Total revenues	418,078	352,128	208,850	163,850

EXPENSES:

Operating expenses	267,689	213,674	114,424	85,600
Depreciation and amortization	101,425	73,957	54,137	37,602
Interest expense	62,524	64,682	31,379	32,114

Total costs and expenses	431,638	352,313	199,940	155,316

(LOSS) INCOME BEFORE PARTNERSHIP’S SHARE OF JOINT VENTURE INCOME	(13,560)	(185)	8,910	8,534

PARTNERSHIP’S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME	209,472	233,204	229,922	105,878

NET INCOME	$195,912	$233,019	$238,832	$114,412

Net income per limited partnership unit	$2.52	$3.00	$3.07	$1.48

The accompanying notes are an integral part of these consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
For the Year Ended December 31, 2000 and
for the Six Months Ended June 30, 2001

	Limited Partners		General Partner	Total Partners Equity
	Per Unit	Total

Proceeds from sale of partnership units	$250.00	$19,418,250		$19,418,250
Underwriting commissions and other organization expenses	(37.34)	(2,894,014)		(2,894,014)
Repurchase of 665 partnership units	(0.03)	(151,621)		(151,621)
Cumulative net (loss) income (to December 31,1999)	(70.59)	(5,435,550)	$133,334	(5,302,216)
Cumulative distributions (to December 31, 1999)	(21.43)	(1,650,006)	(133,334)	(1,783,340)

Partners’ equity – January 1, 2000	120.61	9,287,059	0	9,287,059
Transfer among general partner and limited partners	2.42	186,356	(186,356)	0
Net income	4.18	322,033	3,253	325,286

Partners’ equity (deficit) December 31, 2000 (audited)	127.21	9,795,448	(183,103)	9,612,345
Net income (unaudited)	2.52	193,953	1,959	195,912

Partners’ equity (deficit) – June 30, 2001 (unaudited)	$129.73	$9,989,401	$(181,144)	$9,808,257

The accompanying notes are an integral part of these consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

	2001 (Unaudited)	2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,912	$233,019
Adjustments to reconcile net income to cash used in operating activities:
Deprecation and amortization	101,425	73,957
Partnership’s share of unconsolidated joint venture income	(209,472)	(233,204)
Decrease (increase) in rent receivable	63,467	(28,554)
Increase in interest receivable	(87,539)	(79,581)
Increase in other assets	(40,817)	(40,008)
(Decrease) increase in accrued and other liabilities	(118,768)	4,842

Net cash used in operating activities	(95,792)	(69,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property additions	(37,639)	(24,012)

Net cash used in investing activities	(37,639)	(24,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(9,200)	(40,179)
Capital contributions to unconsolidated joint venture	0	(34,000)
Distributions from unconsolidated joint venture	334,000	283,000
Loan to affiliate	(190,831)	(135,727)

Net cash provided by financing activities	133,969	73,094

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538	(20,447)

CASH AND CASH EQUIVALENTS – Beginning of Period	33,647	31,562

CASH AND CASH EQUIVALENTS - End of period	$34,185	$11,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for real estate taxes	$56,324	$56,324

Cash paid during the period for interest	$62,942	$65,257

The accompanying notes are an integral part of these consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84 AND SUBSIDIARY
(A Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors ‘84’s (the Partnership) management, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these financial statements are of a normal and recurring nature.  The financial statements include the accounts of Sierra Valencia, LLC, a wholly-owned subsidiary.  All significant intercompany balances are eliminated in consolidation.  The Partnership consolidates all entities in which it has a controlling equity interest.   These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the June 30, 2000 Consolidated Statement of Cash Flows to conform to the June 30, 2001 presentation.

2.          RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2001 and 2000 are affiliate transactions as follows:

	June 30

	2001	2000

Management fees	$13,097	$7,882
Administrative fees	40,052	37,881
Leasing fees	27,027	0
Construction fees	11,508	0

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 5.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

3.          INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California.  The Partnership’s initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII.  Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner.  At June 30, 2001 the Partnership’s interest in SMMP was 80.32%; the remaining 19.68% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership.  Summarized income statement information for SMMP for the six months ended June 30, 2001 and 2000 is as follows:

	June 30

	2001	2000

Rental income	$1,136,216	$1,096,679
Total revenues	1,273,279	1,220,016
Operating expenses	488,642	446,008
Share of unconsolidated joint venture income	25,410	81,931
Net income	203,757	326,619

As of June 30, 2001, SMMP holds a 51.51% interest in Sorrento II Partners (SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 2001 and 2000 is as follows:

	SCP		SVP		SIIP

	June 30		June 30		June 30

	2001	2000	2001	2000	2001	2000

Rental income	$602,808	$489,777	$0	$0	$632,968	$699,130
Total revenues	602,808	489,777	0	0	632,968	710,335
Operating expenses	356,843	268,936	21,765	13,735	281,341	236,241
Extraordinary loss	0	46,020	0	0	0	0
Net (loss) income	(74,323)	(149,586)	(21,765)	(13,735)	172,988	214,281

4.          PARTNERS’ EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners’ share of the Partnership’s equity and net income by the number of limited partnership units outstanding, 77,000.

During 2000, an amount was transferred between the partners’ equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% was allocated to the general partner.  Management does not believe that the effect of this transfer was significant.

5.          PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership’s property with the properties of other real estate partnerships managed by CGS and its affiliates.  These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust.  Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC.  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC. Solicitation materials have been provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

As of June 30, 2001, the Partnership has paid a total of $1,127,583 in expenses relating to the pending transaction.  These costs primarily relate to professional fees and are recorded as an affiliate receivable on the balance sheet.  When the transaction is finalized, the Partnership will be compensated with additional stock.  If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001.  The implementation of SFAS No. 133 did not have a significant effect on the Partnership’s financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

CGS AND THE MAJORITY-OWNED AFFILIATES
COMBINED BALANCE SHEETS
June 30, 2001 and December 31, 2000

(In 000’s)	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Real estate held for investment, net	$86,175	$86,021
Cash	1,354	1,787
Accounts receivable, net	1,260	1,369
Notes and accounts receivable from affiliates	197	95
Investments in uncombined partnerships	3,226	3,241
Equipment, net	402	606
Goodwill, net	1,291	1,373
Prepaid and other assets, net	11,809	7,690

Total Assets	$105,714	$102,182

LIABILITIES AND EQUITY (DEFICIT):

Accounts payable and accrued expenses	$7,634	$6,283
Deferred revenue	2,359	2,167
Notes payable	112,104	110,175
Notes and accounts payable to affiliates	22,932	18,618
Notes payable to shareholders	1,600	1,300

Total Liabilities	146,629	138,543

MANDATORILY-REDEEMABLE COMMON STOCK OF SUBSIDIARY	1,045	1,045

MINORITY INTEREST	1,247	-

COMMITMENTS AND CONTINGENCIES:

Equity (Deficit)
Capital	2,481	2,481
Accumulated deficit	(45,688)	(39,887)

Total equity (deficit)	(43,207)	(37,406)

Total liabilities and equity (deficit)	$105,714	$102,182

The accompanying notes are an integral part of these condensed financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES
COMBINED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

(In 000’s)	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)

REVENUES:
Rental income	$8,909	$7,708	$4,545	$3,814
Property management income	3,009	4,492	1,664	3,668
Income from affiliates	764	963	332	477

Total revenues	12,682	13,163	6,541	7,959

COSTS AND EXPENSES:

Property operating expense	2,995	2,502	1,619	1,562
Property management expense	6,443	4,991	4,084	3,105
Depreciation and amortization	2,132	1,723	966	781
Real estate taxes	763	644	295	86
Equity in (income) loss of uncombined partnerships	(54)	270	(61)	292

Total costs and expenses	12,279	10,130	6,903	5,826

OTHER EXPENSES (INCOME):

Interest expense	6,445	6,435	3,474	3,595
Gain on sale of property	(100)	(1,328)	-	(135)

Total other expenses (income)	6,345	5,107	3,474	3,460

Minority Interest	193	-	207	-

Net loss before extraordinary items	(6,135)	(2,074)	(4,043)	(1,327)

Extraordinary items – loss on extinguishment of debt	-	(1,861)	-	(1,861)

Net loss	$(6,135)	$(3,935)	$(4,043)	$(3,188)

The accompanying notes are an integral part of these condensed financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES
COMBINED STATEMENTS OF EQUITY (DEFICIT)
For the Year Ended December 31, 2000
and for the Six Months Ended June 30, 2001

(In 000’s)	Equity	Accumulated Deficit	Total

Balance, December 31, 1999	$2,527	$(28,548)	$(26,021)

Net loss – Unaudited	-	(11,212)	(11,212)

Net distributions – Unaudited	(46)	(127)	(173)

Balance, December 31, 2000	2,481	(39,887)	(37,406)

Net loss - Unaudited	-	(6,135)	(6,135)

Net contributions - Unaudited	-	334	334

Balance, June 30, 2001 - Unaudited	$2,481	$(45,688)	$(43,207)

The accompanying notes are an integral part of these condensed financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES
COMBINED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

(In 000’s)	2001 (Unaudited)	2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,135)	$(3,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property	(100)	(1,328)
Depreciation and amortization	2,132	1,723
Equity in (income) loss of uncombined partnerships	(54)	12
Extraordinary loss	-	1,861
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	109	(453)
Increase in accounts receivable from affiliates	(102)	(1,768)
Increase in prepaid and other assets, net	(4,790)	(1,256)
Increase in deferred revenue	192	46
Increase in accounts payable and accrued expenses	1,351	1,248
Increase in accounts payable to affiliates	333	6,684

Net cash (used in) provided by operating activities:	(7,064)	2,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from (investments in) uncombined partnerships, net	69	(208)
Purchases of real estate held for investment	(1,124)	(526)
Proceeds from sales of real estate held for investment	-	950
Purchases of equipment	(105)	(138)

Net cash used in investing activities	(1,160)	78

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of notes payable, net	1,929	1,577
Minority interest, net	1,247	-
Equity contributions, net	334	1,522
Proceeds from (repayments of) loan from shareholders	300	(700)
Borrowings (repayments) on notes payable to affiliates	3,981	(4,993)

Net cash provided by (used in) financing activities	7,791	(2,594)

(Decrease) increase in cash	(433)	318

Cash, beginning of period	1,787	458

Cash, end of period	$1,354	$776

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,349	$7,150

The accompanying notes are an integral part of these condensed financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying unaudited interim combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2000.  In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the balance sheet as of June 30, 2001, the statements of operations for the six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

The combined financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations; management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the S-4 for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 condensed financial statements to conform with the current period presentation.

2.          NATURE OF BUSINESS AND PRINCIPLES OF COMBINATION

CGS and the Majority-owned Affiliates (the “Company”) includes CGS Real Estate Company, Inc., (“CGS” a Texas corporation) and various other entities involved in real estate development, management, ownership, and operation.  The Company’s operations are located principally in the Midwest and Western United States and consist of office, office/warehouse, shopping centers, and multi-family apartment properties.  The Company’s combined financial statements include the following subsidiaries and properties:

Subsidiaries	Properties

American Spectrum Realty, Inc.	Autumn Ridge	Parkade Center
Bancor	Villa Redondo	West Florissant
S-P Properties, Inc.	Back Bay	Creekside/Riverside Apts
American Spectrum Real Estate Services, Inc.	7700 Irvine Center Dr	Pacific Spectrum
	Richardson Plaza	Northwest Corporate Ctr.
	Sierra Technology	Market Place
	Columbia N.E.	Beach & Lampson

All significant intercompany balances are eliminated in combination.  The Company combines all entities in which it has a controlling equity interest.  Refer to the Company’s audited financial statements for the year ended December 31, 2000, which are contained in the Company’s Form S-4/A – Amendment No. 5 to Registration Statement on Form S-4 Under the Securities Act of 1933, for description of the accounting policies which have been continued without change except as noted below.  The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

3.          RELATED PARTY TRANSACTIONS

(i)          Notes Payable to Shareholders

             Notes payable to shareholders consist of non-interest bearing advances, due on demand.

(ii)         Notes Payable to Affiliates

Notes payable to affiliates consists of various notes secured usually by real estate.  The notes bear interest at various rates, ranging from 6% to 12% and generally mature in various years through January 2005.  Notes payable totaling $7,218,000 are part of a settlement agreement entered into 1999 and were, pursuant to the settlement agreement, were due prior to December 31, 2000.  Such notes were not paid in accordance with the settlement agreement causing the settlement agreement to be declared void.  The Company intends to repay these loans late in 2001 using the proceeds from refinancing properties.

(iii)        Income from Affiliates

The Company includes various property management subsidiaries that provide leasing, brokerage, and other services to affiliates and unrelated parties.  Amounts paid/received from property management services to properties included in these combined financial statements are eliminated.  The property management subsidiaries also perform services for various uncombined entities in which the Company has ownership interests, the revenue from which has been reflected as income from affiliates in the accompanying combined financial statements.

4.          GOING CONCERN AND MANAGEMENT PLANS

On April 16, 2001, the Company’s audited combined financial statements as of December 31, 2000 were issued.  The independent public accountant’s report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements had not made debt payments when due and various lenders placed $10,250,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in 2001.  These factors raised substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management plans in regard to these matters include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing debt through the completion of the Transaction (see Note 6).  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  Management believes operating losses are a result of the Company’s business plan that includes acquisition and turn-around of under performing properties.  During the turn-around period, losses can accrue due to the temporary excess of operating expenses, interest expense, and management cost over rental income. Subsequent to December 31, 2000, the Company took steps to cure  debt in default and is currently in negotiations to extend or refinance other remaining debts that are past due.  Specifically, the Company has paid off and obtained separate financing for approximately $4,000,000 of debt that was previously in default, entered into a verbal agreement requiring a $100,000 payment to cure approximately $1,108,000 of debt in default and extended the terms of approximately $416,000 of debt previously in default, subject to the Company’s stock being traded on the American Stock Exchange by September 1, 2001.  Because the Company has been unable to meet the September 1, 2001 deadline, new terms will have to be renegotiated.  Management believes that the Company will be successful in obtaining another extension.

On August 29, 2001, Goldman Sachs Mortgage Company commenced a lawsuit in the United States District Court, Central District of California against the Company, seeking recovery of $4,668,387 as a result of the Company’s alleged breach of its guaranty of a mortgage loan made by plaintiff to McDonnell Associates, LLC.  The loan is secured by a second mortgage on the Northwest Corporate Center and came due on the maturity date.

The Company has also reached a preliminary agreement to extend debt of approximately $22,000,000 until December 15, 2001. This agreement is not final and is subject to the Company making certain payments and meeting other conditions as outlined by the bank.  In the opinion of management, this extension will be successfully completed.

5.          MINORITY INTEREST

On February 28, 2001, a third party buyer (the “Buyer”) purchased a 49% undivided tenancy-in-common interest in the Company’s Creekside/Riverside property (the “Property”).  In exchange for this interest, the Buyer agreed to pay the Company $1,000,000.  In addition, the sale agreement stipulates income and expenses shall be allocated to the Company and Buyer based upon their respective ownership interests.

The Company has accounted for this transaction as a joint venture and as such, the purchase price is accounted for as minority interest on the accompanying balance sheet.  Further, income and distribution allocable to the Buyer are accounted for as an offset to the minority interest account.

6.          PENDING TRANSACTION

The Company is continuing the development of a plan to merge certain entities and assets included in the Company’s combined financial statements into a subsidiary of the operating partnership owned by American Spectrum Realty, Inc. (ASR).  ASR was established to be the legal acquirer and registrant in the consolidation transaction, and is a wholly owned subsidiary of CGS.  ASR will then (subject to approval) acquire eight public limited partnerships and two private entities.  The accounting acquirer in this transaction will be one of the eight public limited partnerships (Sierra Pacific Pension Investors ’84).  These events are collectively referred to as the “Transaction”.  Assuming all entities elect to be included in the Transaction, the assets and liabilities of each entity will be exchanged for stock and promissory notes of ASR (see footnotes to ASR’s financial statements included in this Form 10-Q for further discussion on how notes arise) and operating partnership units in a newly formed operating partnership, that will initially be owned by ASR and will continue to be a consolidated subsidiary of ASR thereafter.  The private entities and public limited partnerships, which can be included in the Transaction, are engaged in substantially the same business as the Company.  The Company currently provides property management services to these entities.  ASR intends to qualify as a real estate investment trust (REIT) for federal income tax purposes beginning in 2003. ASR filed a registration statement on Form S-4 with the SEC on August 14, 2000 relating to the solicitation of consents.  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC.  Solicitation materials have been provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

7.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) as amended by SFAS 137 and 138, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earning unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 will be effective for the Company beginning with the 2001 fiscal year and may not be applied retroactively.  Management does not believe that SFAS 133 will have a material impact on the financial statements.

In July 2001, FASB issued SFAS No. 141, “Business Combinations”, which is effective for business combinations initiated after June 30, 2001.  SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed.  The Company will account for the Transaction under the purchase method.

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS 143, “Accounting for Asset Retirement”.  SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002.  The Company believes the adoption of the provisions of SFAS 143 will not have a significant effect on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Company adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Company’s financial condition or results of operations.

8.          LITIGATION

In December 1994, a subsidiary of CGS acquired the corporate general partner of certain public real estate investment funds (the “Funds”) in exchange for assumption of unsecured loans payable to the Funds (Unsecured Debt).  Separately, the Company acquired property from a Fund in exchange for cash and a purchase money note payable to such Fund secured by the property acquired (Secured Debt).  Pursuant to the terms of a litigation settlement agreement relating to the Unsecured Debt, the Secured Debt, and other matters, CGS agreed to repay both debts and cause the Funds to distribute the proceeds to the partners of the Funds.  As of December 31, 2000 interest and principal due to the Funds with respect to the Unsecured Debt and Secured Debt totaled $7,218,000.  A provision for this settlement is accrued for in the notes payable affiliate account on the accompanying balance sheet.  The Company did not repay the amounts due in accordance with the settlement agreement.  As a result, the settlement agreement was declared void.  Therefore, litigation relating to the Unsecured Debt, Secured Debt, and other matters was reinstated.

In March 2001, the Company was named as a defendant in an action brought by certain limited partners of a limited partnership, which will not be part of the consolidation, seeking damages in excess of $8,500,000.  The claims arise out of allegations by the limited partners that an affiliate of the Company, as former general partner, breached various legal duties to the partnership for benefit of individuals and entities affiliated with the general partner.  The Company is alleged to be one of the parties that benefited from the alleged breaches.  The outcome of this matter is uncertain.

The Company is also party to various lawsuits and disputes that have arisen in the normal course of business.  The liability, if any, arising from the unfavorable outcome of these other matters is presently unknown.  In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the financial position or results of operations of the Company.

On August 29, 2001, Goldman Sachs Mortgage Company commenced a lawsuit in the United States District Court, Central District of California against the Company, seeking recovery of $4,668,387.20 as a result of the Company’s alleged breach of its guaranty of a mortgage loan made by plaintiff to McDonnell Associates, LLC.  The loan is secured by a second mortgage on the Northwest Corporate Center and came due on the maturity date.  The plaintiff has not taken any action to foreclose on this mortgage.  The Company believes that it will be able to obtain financing from other lender to repay this loan.  As a result, the Company does not expect that this lawsuit will have a material effect on its financial condition.

9.          SUBSEQUENT EVENT

Subsequent to the date of the Prospectus/Consent Solicitation Statement dated August 8, 2001, an affiliate of CGS purchased 5,572 units in Sierra Pacific Development Fund – II from affiliates of Everest Trust for a purchase of $1,150,000 or $206.39 per unit.  In connection with the purchase, Everest entered into a standstill agreement for a five-year period covering the Sierra and Nooney funds and ASR following the closing of the Transaction.  CGS and its affiliates own 13,490 units or 15.6% of the outstanding units in Sierra Pacific Development Fund – II and intend to vote these units for the Transaction.

On August 30, 2001, CGS transferred all of the membership interest in the entity which owns Villa Redondo Apartments to the Operating Partnership American Spectrum Realty, L.P., a subsidiary of American Spectrum Realty, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMERICAN SPECTRUM REALTY, INC.

(a)         OVERVIEW

American Spectrum Realty, Inc. (“ASR” or the “Company”) was established on August 8, 2000 to be the legal acquiror and registrant in a consolidation transaction whereby partners in existing related partnerships would trade partnership units for shares in this new public entity and owners of existing related entities would exchange ownership interests for units in an operating partnership that will be formed and will initially be wholly owned by the Company.  ASR is a wholly owned subsidiary of CGS Real Estate Company, Inc.  ASR will (subject to approval) acquire eight public limited partnerships, two private entities and, on a carve-out basis CGS and the Majority-Owned Affiliates.  The accounting acquirer in this transaction will be one of the eight public limited partnerships (Sierra Pacific Pension Investors `84).  These events are collectively referred to as the “Transaction”.

CGS includes CGS Real Estate Company, Inc. and various other entities and properties involved in real estate development, management, ownership and operation.  CGS’ operations are located principally in the Midwestern and Western United States.  CGS’ properties consist of 16 office, office/warehouse, apartment and shopping centers and one parcel of vacant land.

ASR will be a full-service real estate corporation.  The Company’s primary business will be the ownership of office, office/warehouse, apartments and shopping center properties.  The public limited partnerships own 18 office/warehouse and apartment properties.  If all of the public limited partnerships approve the Transaction, ASR will initially own 34 properties.  The Company plans to expand its business by acquiring additional properties.  The Company will focus primarily on office, office/warehouse and apartment properties located in the Midwestern and western United States.  ASR intends to qualify as a real estate investment trust (REIT) in 2003.

The following discussion should be read in conjunction with the Financial Statements of ASR, including the respective notes thereto, which are included in this Form 10-Q.   This Form 10-Q also includes the Financial Statements, notes, and corresponding Management’s Discussion and Analysis for Sierra Pacific Pension Investors ’84 and CGS as of June 30, 2001.

(b)        RESULTS OF OPERATIONS

The Company was only recently incorporated on August 8, 2000.  Therefore, a discussion comparing operating results with the corresponding periods in the prior year are not meaningful.

The major activity affecting ASR’s books and records during the period from inception to June 30, 2001 were costs related to the Transaction.  Costs that were incremental, directly attributable to the Transaction, and paid to third party vendors were capitalized as transaction costs.  These costs will be charged to equity upon successful completion of the Transaction as a cost of issuing securities or debt respectively, depending upon the outcome of the shareholders’ vote.  Until this Transaction occurs, the Company will be dependent upon CGS to fund its operations.

The Company is currently a shell entity; however, on August 30, 2001, CGS transferred all of the membership interest in the entity which owns Villa Redondo Apartments to the Operating Partnership American Spectrum Realty, L.P., a subsidiary of American Spectrum Realty, Inc.  No revenues were generated for the six months and three months ended June 30, 2001.

Total expenses for the six months and three months ended June 30, 2001 were $433,035 and $133,551, respectively.  These expenses primarily consisted of general and administrative expenses, which were not directly attributable to the Transaction.  General and administrative expenses for the six months and three months ended June 30, 2001 totaled $422,091 and $128,378, respectively.  Also included in total expenses for the six and three months ended June 30, 2001 were depreciation expenses of $10,944 and $5,173, respectively.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash at June 30, 2001 and is not currently generating revenue.  Until the Transaction occurs, the Company will be dependent upon CGS to fund its operations.  During the six months ended June 30, 2001, the Company borrowed $1,390,552 from affiliates.  These notes payable are payable to three of the public limited partnerships and are guaranteed by CGS, the general partner of the limited partnerships and parent company of ASR.   These funds were primarily used to pay for costs directly attributable to the Transaction, which are capitalized as transaction costs on the balance sheet.

Inflation:

The Company does not expect inflation to be a material factor in its operations in 2001.

SIERRA PACIFIC PENSION INVESTORS ‘84

(a)         OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Pension Investors ‘84’s (the Partnership) Consolidated Financial Statements and Notes thereto.

The Partnership currently owns one property, Sierra Valencia (the Property).  In addition, the Partnership holds an 80.32% interest in Sierra Mira Mesa Partners (SMMP), which is maintained on the equity method of accounting.

(b)        RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2001 increased by approximately $58,000, or 21%, in comparison to the corresponding period in the prior year, primarily as a result of an increase in occupancy at the Property.  Occupancy rose from 84% at June 30, 2000 to 100% at June 30, 2001, as one tenant expanded its lease from approximately 10,000 to 21,000 square feet.

Operating expenses increased by approximately $54,000, or 25%, for the six months ended June 30, 2001.  This increase was in large part due to higher maintenance and repair costs and management fees associated with the increased occupancy of the Property.  Further, data processing, accounting and auditing, and insurance costs rose during the period.  Operating expenses for the three months ended June 30, 2001 increased by approximately $29,000 or 34%, principally due to, among other factors, higher data processing, insurance, and management fees incurred during the quarter.

Depreciation and amortization expenses for the six months and three months ended June 30, 2001 rose by approximately $27,000, or 37%, and by approximately $17,000, or 44%, respectively, when compared to the same periods in 2000, primarily due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy of the Property.

The Partnership’s share of unconsolidated joint venture income decreased by approximately $24,000 for the six months ended June 30, 2001, in comparison to the same period in the prior year.  The decrease in income generated by SMMP was primarily due to, among other factors, an increase in utilities associated with higher energy costs and an increase in depreciation expense as a result of additional capitalized tenant improvements at the Sierra Mira Mesa property.  SMMP decrease in income was in large part offset by the recovery of rents previously written-off to bad debt.  During the quarter ended June 30, 2001, the Partnership’s share of unconsolidated joint venture income increased by approximately $124,000 principally due to SMMP rent recoveries.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Partnership is in an illiquid position.  Total cash and billed receivables amount to approximately $38,000 compared to approximately $99,000 in current liabilities.   Cash of approximately $96,000 was used in operating activities and approximately $65,000 was paid for property additions and lease costs during the six months ended June 20, 2001.  The Partnership loaned approximately $191,000 to an affiliate in 2001 relating to the pending consolidation transaction discussed in Note 5 of the financial statements.

The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.  During the six months ended June 30, 2001, SMMP made distributions of $334,000 to the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

CGS AND THE MAJORITY OWNED AFFILIATES

(a)         OVERVIEW

The following discussion should be read in conjunction with the CGS and the Majority-Owned Affiliates (the Company) Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

(b)        RESULTS OF OPERATIONS

Comparison of the Six Months and Three Months Ended June 30, 2001 to the Six Months and Three Months Ended June 30, 2000, respectively.

Total revenues for the six months ended June 30, 2001 decreased by $481,000 or 3.7% to $12,682,000 as compared to $13,163,000 for the six months ended June 30, 2000.  Total revenues for the three months ended June 30, 2001 decreased by $1,418,000 or 17.8% to $6,541,000 as compared to $7,959,000 for the three months ended June 30, 2000.

Revenue from property management operations decreased by $1,483,000 or 33.0% to $3,009,000 for the six months ended June 30, 2001 as compared to $4,492,000 for the six months ended June 30, 2000.  Revenue from property management operations decreased by $2,004,000 or 54.6% to $1,664,000 for the three months ended June 30, 2001 as compared to $3,668,000 for the three months ended June 30, 2000.

Revenue from property management operations decreased, for the six and three months period ended June 30, 2001, due to the discontinuance of operations in California and Arizona in the first quarter of 2001 and the decrease in property management revenues in three other management companies.   The decrease in property management operations resulted from the Company’s decision to wind down its involvement in third party brokerage and property management services.

Rental income for the six months ended June 30, 2001 increased by $1,201,000 or 15.6% to $8,909,000 as compared to $7,708,000 for the six months ended June 30, 2000.  Rental income for the three months ended June 30, 2001 increased by $731,000 or 19.2% to $4,545,000 as compared to $3,814,000 for the three months ended June 30, 2000.  The increase in rental income resulted primarily from new tenants moving into the recently remodeled Northwest Corporate Center, higher market rental rates and an increase in overall occupancy resulting from higher demand.

	Six Months Ended June 30,
	2001		2000

Rental income	$8,909,000	70.2%	$7,708,000	58.6%
Property management operations	3,009,000	23.7	4,492,000	34.1
Income from affiliates	764,000	6.1	963,000	7.3

Total revenues	$12,682,000	100.0%	$13,163,000	100.0%

	Three Months Ended June 30,
	2001		2000

Rental income	$4,545,000	69.5%	$3,814,000	47.9%
Property management operations	1,664,000	25.4	3,668,000	46.1
Income from affiliates	332,000	5.1	477,000	6.0

Total revenues	$6,541,000	100.0%	$7,959,000	100.0%

Because CGS and the Majority-Owned Affiliates will perform no third party management services, all ongoing revenues will be derived from rental income.  Substantially all such revenues are earned pursuant to fixed rent commitments since percentage rent income is immaterial.  Rental income, as a percentage of total revenues, has increased due to the increased occupancy and rent levels and the declining role of third party management and brokerage activities.

Total expenses excluding interest for the six months ended June 30, 2001 increased by $2,149,000 or 21.2% to $12,279,000 as compared to $10,130,000 for the six months ended June 30, 2000.  Total expenses excluding interest for the three months ended June 30, 2001 increased by $1,077,000 or 18.5% to $6,903,000 as compared to $5,826,000 for the three months ended June 30, 2000.

Expenses excluding interest, impairment charges, depreciation and amortization for the six months ended June 30, 2001 increased by $1,740,000 or 20.7% to $10,147,000 as compared to $8,407,000 for the six months ended June 30, 2000.  Expenses excluding interest, impairment charges, depreciation and amortization for the three months ended June 30, 2001 increased by $892,000 or 17.7% to $5,937,000 as compared to $5,045,000 for the three months ended June 30, 2000.

Expenses, excluding interest, impairment charges, depreciation and amortization, as a percentage of total revenues, increased from 63.9% for the six months ended June 30, 2000 to 80.0% for the six months ended June 30, 2001.  Expenses, excluding interest, impairment charges, depreciation and amortization, as a percentage of total revenues, increased from 63.4% for the three months ended June 30, 2000 to 90.8% for the three months ended June 30, 2001.

Components of expenses excluding interest, depreciation, and amortization as a percentage of total revenues were as follows:

	Six Months Ended June 30,
	2001		2000

Property operating & maintenance	$2,995,000	23.6%	$2,502,000	19.0%
Real estate taxes	763,000	6.0	644,000	4.9
Property management operations	6,443,000	50.8	4,991,000	37.9
Other (income) expense	(54,000)	(0.4)	270,000	2.1

Total cost and expenses	$10,147,000	80.0%	$8,407,000	63.9%

	Three Months Ended June 30,
	2001		2000

Property operating & maintenance	$1,619,000	24.8%	$1,562,000	19.6%
Real estate taxes	295,000	4.5	86,000	1.1
Property management operations	4,084,000	62.4	3,105,000	39.0
Other (income) expense	(61,000)	(0.9)	292,000	3.7

Total cost and expenses	$5,937,000	90.8%	$5,045,000	63.4%

The increase in property operating and maintenance, as a percentage of revenues, is a result of the increase in bad debt expense associated with the write-off of several uncollectable receivables.

Interest expense increased by $10,000 or 0.2%, to $6,445,000 for the six months ended June 30, 2001 as compared to $6,435,000 for the six months ended June 30, 2000.  Interest expense decreased by $121,000 or 3.4%, to $3,474,000 for the three months ended June 30, 2001 as compared to $3,595,000 for the three months ended June 30, 2000.  The decrease was attributed to lower interest rates and the refinancing of several loans with more favorable terms.

Net loss increased by $2,200,000 or 55.9%, to $6,135,000 for the six months ended June 30, 2001 as compared to $3,935,000 for the six months ended June 30, 2000, primarily due to a gain on sale of property ($1,328,000) in 2000 that did not recur in 2001.  Net loss increased by $855,000 or 26.8%, to $4,043,000 for the three months ended June 30, 2001 as compared to $3,188,000 for the three months ended June 30, 2000, primarily due to the additional interest expense on the participating loans and the accrual of taxes during the period.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company is in an illiquid position.  Total cash and billed receivables amount to approximately $2,800,000 compared to approximately $7,600,000 in current liabilities.  We will need to obtain additional cash through a combination of shareholder contributions and refinancing of properties.

As of June 30, 2001, CGS and the Majority-Owned Affiliates had cash balances totaling $1,354,000.  Cash and cash equivalents on hand as of June 30, 2001, decreased $433,000 when compared to the year ended December 31, 2000.  We expect this level of cash flow to increase in the short and long term due to the renewal of leases at the current market rates which exceed historical lease rates, lease-up of two rehabilitation projects (Northwest Corporate Center and Autumn Ridge), and the refinancing of several properties.

During the six month period ended June 30, 2001, capital additions were made in the amount of $3,369,590 and payments were made on mortgage notes in the amount of $1,860,500.  CGS and the Majority-Owned Affiliates plan to maintain adequate cash reserves and fund capital expenditures during the remainder of 2001.  Major capital expenditures and tenant alterations will partly be funded by cash reserves held by lenders for such improvements pursuant to the terms of existing and new loan agreements.

The capital expenditures by property anticipated for the remainder of 2001 are as follows:

	Major Capital	Tenant	Lease	Total
	Expenditures	Alterations	Commissions	Capital

7700 Irvine Center Drive	$122,000	$4,000	$90,000	$216,000
Bristol Bay	50,000	-	81,000	131,000
Northwest Corporate Center	132,000	449,000	157,000	738,000
Pacific Spectrum	48,000	31,000	26,000	105,000
Parkade	50,000	261,000	60,000	371,000
Technology	46,000	79,000	-	125,000
Autumn Ridge	589,000	-	-	589,000
Creekside/Riverside Apartments	80,000	10,000	-	90,000
Villa Redondo	503,000	33,000	-	536,000
Beach & Lampson	-	42,000	48,000	90,000
Columbia NE	-	30,000	30,000	60,000
Market Place	1,287,000	284,000	58,000	1,629,000

Total	$2,907,000	$1,223,000	$550,000	$4,680,000

The future liquidity of the Company is dependent on its ability to fund future capital expenditures and mortgage payments from operation and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Inflation:

The Company does not expect inflation to be a material factor in its operations in 2001.

ITEM 3.            QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure or loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.   ASR’s exposure to market risk at June 30, 2001 was limited it had no floating rate debt or holdings of derivative financial or commodity instruments.  The primary market risk to which ASR will be exposed to upon completion of the Transaction is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond its control.

Sierra Pacific Pension Investors ’84’s exposure to market risk at June 30, 2001 was limited as it had no floating rate debt or holdings of derivative financial or commodity instruments.

CGS’ Qualitative and Quantitative Disclosures about Market Risk contained in ASR’s Form S-4 /A  - Amendment No. 5 to Registration Statement filed under the Securities Act of 1933 discusses market rate risk upon consummation of the Transaction.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in these forward-looking statements.  Risks and other factors that might cause such a difference include, but are not limited to, approval of the consolidation Transaction; the effect of economic and market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; risks relating to acquisition and development activities; uncertainties affecting real estate businesses in general; and market competition.  As such, undue reliance should not be placed on these forward-looking statements.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements.  We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report.  No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART II  -  OTHER INFORMATION

ITEM  1.           LEGAL PROCEEDINGS

None.  For a description of legal proceedings to which certain entities which will be acquired by American Spectrum Realty, Inc. (“ASR”) if the consolidation of certain entities with ASR is consummated, see the Consent Solicitation Statement/Prospectus dated August 8, 2001 and the supplements thereto.

ITEM  2.           CHANGES IN SECURITIES AND USE OF PROCEEDINGS

             None

ITEM  3.           DEFAULT UPON SENIOR SECURITIES

None.  For a description of certain defaults on indebtedness by certain entities which will be acquired by ASR if the consolidation with certain entities with ASR is consummated, see the Consent Solicitation Statement/Prospectus dated August 8, 2001 and the supplements thereto.

ITEM  4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM  5.           OTHER INFORMATION

             None

ITEM  6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: September 17, 2001	/s/ Thomas N. Thurber

Thomas N. Thurber
Chief Financial Officer