Form 10-Q
period 2001-09-30
AMERICAN SPECTRUM REALTY INC
filed 2001-11-19
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended	September 30, 2001
Commission file number	333-43686

AMERICAN SPECTRUM REALTY, INC.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 East Deere Avenue Santa Ana, California 92705
(Address of principal executive offices)

949-797-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

The registrant had 10 shares of common stock outstanding as of September 30, 2001.

AMERICAN SPECTRUM REALTY, INC.

PART I  -  FINANCIAL INFORMATION

ITEM  1.                 FINANCIAL INFORMATION

AMERICAN SPECTRUM REALTY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

	September 30, 2001 (Unaudited)	December 31, 2000 (Restated) (Unaudited)
ASSETS:

Cash

$

4,633

$

21,560

Accounts receivable, net	29,026	18,005
Accounts receivable from affiliates	1,071,605	675,327
Transaction costs	6,711,516	3,553,931
Real estate held for investment and equipment, net of accumulated depreciation of $959,907 and $776,993	7,926,945	8,019,018
Prepaid and other assets, net

259,396

247,397

Total Assets

$

16,003,121

$

12,535,238

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Accounts payable and accrued expenses	$2,084,110	$727,465
Note payable

9,201,348

9,290,633

Advances payable to affiliates

6,274,445

3,639,702

Total liabilities

17,559,903

13,657,800

STOCKHOLDERS’ DEFICIT:

Common stock and capital in excess of par value, $.01 par value; 1,000 shares authorized, 10 shares issued

100

100

Accumulated deficit

(1,556,882

)

(1,122,662

)

Total stockholders’ deficit

(1,556,782

)

(1,122,562

)

Total liabilities and stockholders’ deficit

$

16,003,121

$

12,535,238

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN SPECTRUM REALTY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

and for the Three Months Ended September 30, 2001 and 2000

	Nine Months Ended September 30, 2001 (Unaudited)	Nine Months Ended September 30, 2000 (Restated) (Unaudited)	Three Months Ended September 30, 2001 (Unaudited)	Three Months Ended September 30, 2000 (Restated) (Unaudited)
REVENUES:
Rental income	$1,304,310	$1,175,917	$464,553	$381,616

EXPENSES:
Property operating expenses	848,627	817,807	292,984	260,891
Real estate taxes	66,864	65,781	22,140	22,362
General and administrative	630,110	-	208,019	-
Depreciation and amortization	192,929	134,992	65,885	45,964

Total expenses	1,738,530	1,018,580	589,028	329,217

Net (loss) income	$(434,220)	$157,337	$(124,475)	$52,399

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN SPECTRUM REALTY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

	2001 (Unaudited)	2000 (Restated) (Unaudited)

NET (LOSS) INCOME	$(434,220)	$157,337

CASH FLOWS FROM OPERATING ACTIVITIES:
Depreciation and amortization	192,929	134,992
(Increase) decrease in accounts receivable, net	(11,021)	6,258
Increase in prepaids and other assets, net	(22,014)	(2,903)
(Decrease) increase in deferred revenue	(2,295)	8,481
Increase in accounts payable and accrued expenses	1,358,940	55,675

Net cash provided by operating activities	1,082,319	359,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate held for investment	(71,639)	(106,911)
Purchases of equipment	(19,202)	(1,343)

Net cash used in investing activities	(90,841)	(108,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in accounts receivable from affiliates	(396,278)	1,272,056
Increase in transaction costs	(3,157,585)	-
Increase in advances payable to affiliates	2,634,743	-
Principal payments on note payable	(89,285)	(74,575)
Equity distributions, net	-	(1,446,057)

Net cash used in financing activities	(1,008,405)	(248,576)

(DECREASE) INCREASE IN CASH	(16,927)	3,010

CASH, BEGINNING OF PERIOD	21,560	7,610

CASH, END OF PERIOD	$4,633	$10,620

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$451,695	$480,962

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN SPECTRUM REALTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.             ORGANIZATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.  The financial statements include the accounts of American Spectrum Realty Operating Partnership ("the Operating Partnership"), a subsidiary of American Spectrum Realty, Inc.  In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2001.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

The consolidated financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in American Spectrum Realty, Inc.’s (“ASR” or the “Company”) Registration Statement on Form S-4 for the year ended December 31, 2000.

On August 30, 2001, CGS Real Estate Company, Inc. transferred its 100% Membership interest in Villa Redondo, LLC (“Villa Redondo”) to American Spectrum Realty Operating Partnership, LP (“the Operating Partnership”) in exchange for partnership units of the Operating Partnership.  Villa Redondo is a 125 unit apartment complex in California, with mortgage debt of approximately $9,200,000. This transaction was between entities under common control, and was recorded at historical cost by the Operating Partnership and CGS Real Estate Company, Inc.  The financial statements of ASR as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 contain the assets and liabilities and statements of operations of Villa Redondo as if the transfer to the Operating Partnership had occurred on January 1, 2000.  Additionally, the balance sheet of ASR as of December 31, 2000 has been restated to include the unaudited financial position of Villa Redondo.  Villa Redondo's deficit balance is included as an offset to ASR's equity in the accompanying financial statements as of September 30, 2001 and December 31, 2000.

Nature of Business and Transaction

ASR is a Maryland corporation established August 8, 2000 to be the legal acquiror and registrant in a consolidation transaction.  Pursuant to the consolidation transaction, existing related partnerships have been merged into the Company or a subsidiary in a transaction in which the partners will receive shares in the Company in exchange for their partnership units and owners of existing related entities will exchange ownership interests for units in American Spectrum Realty Operating Partnership, LP, an operating partnership formed for this purpose and initially wholly owned by the Company.  Prior to October 19, 2001, ASR was a wholly owned subsidiary of CGS Real Estate Company, Inc.  On October 19, 2001, pursuant to the consolidation, ASR merged with eight public limited partnerships, acquired the assets and liabilities of two private entities and certain assets and liabilities of CGS and the Majority-Owned Affiliates.  The accounting acquirer in this transaction is Sierra Pacific Pension Investors `84 (SPPI84).  The financial statements of SPPI84 are presented following the ASR financial statements.  These events are collectively referred to as the “Transaction”.

CGS includes CGS Real Estate Company, Inc. and various other entities involved in real estate development, management, ownership and operation.  CGS’ operations are located principally in Texas, the Midwestern and Western United States.  CGS’ properties consist of 16 office, office/warehouse, apartment and shopping centers and one parcel of vacant land.  CGS is a predecessor entity of the Company.  The financial statements of CGS are presented following the financial statements of SPPI84.

ASR is a full-service real estate corporation.  The Company’s primary business is the ownership of office, office/warehouse, apartments and shopping center properties.  The public limited partnerships own 18 office/warehouse and apartment properties. ASR initially owns 34 properties after completion of the Transaction.  The Company plans to expand its business by acquiring additional properties.  The Company will focus primarily on office, office/warehouse and apartment properties located Texas, the Midwestern and Western United States.  ASR intends to qualify as a real estate investment trust (REIT) no later than 2003.

The major activity affecting the Company’s books and records during the period from inception (August 8, 2000) to September 30, 2001 were costs related to the Transaction and the operations of Villa Redondo Apartments.  Costs that were incremental, directly attributable to the Transaction, and paid to third party vendors were capitalized as transaction costs.  These costs will be expensed or capitalized as debt issuance costs or stock issuance costs.  The December 31, 2000 combined financial statements of CGS and the December 31, 2000 financial statements of ASR, included in the Form S-4, disclose an uncertainty regarding the ability of CGS and its affiliates (including ASR) to continue as a going concern.  Management plans relating to these matters include obtaining extensions of loan due dates from lenders, or refinancing debt after the completion of the Transaction.  Additionally, management anticipates that ASR will generate positive cash flows from operations, however, there can be no assurance these plans will be achieved.  See footnotes to CGS’ financial statements included in this Form 10-Q for further discussion of the going concern issue and management’s plans.

The advances payable to affiliates included in the accompanying balance sheets were payable to CGS and three of the public limited partnerships.  The advances payable to the three public partnerships were guaranteed by CGS, the general partner of the limited partnerships.  These advances payable were eliminated upon consummation of the Transaction.

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

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Reclassifications

Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the current period presentation.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) as amended by SFAS 137 and 138, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 was effective for the Company beginning with the 2001 fiscal year.   SFAS 133 did not have a material impact on the financial statements.

In July 2001, FASB issued SFAS No. 141, “Business Combinations”, which is effective for business combinations initiated after June 30, 2001.  SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed.  The Company will account for the Transaction under the purchase method.

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on its financial statements.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes Statement of Financial Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business.  SFAS 144 will be effective for the Company beginning January 1, 2002, the first day of its 2002 fiscal year.  The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

4.             SUBSEQUENT EVENT

The limited partners of each of the eight public limited partnerships approved the consolidation transaction with ASR pursuant to the Registration Statement on Form S-4.  The closing of the consolidation transaction was effective on October 19, 2001.  The consolidation transaction is described in the Registration Statement on Form S-4 of ASR.   Pursuant to the consolidation transaction, all of the assets and liabilities of the public limited partnerships have been transferred to subsidiaries of ASR pursuant to mergers.

SIERRA PACIFIC PENSION INVESTORS ’84

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS:
Cash and cash equivalents	$7,034	$33,647
Receivables:
Note receivable, net of deferred gain of $132,471	1,618,300	1,618,300
Unbilled rent	49,379	48,713
Billed rent	0	69,118
Interest	131,308	0
Due from affiliate	1,350,229	936,752
Income-producing property – net of accumulated depreciation and valuation allowance of $2,955,139 and $2,861,598, respectively	1,152,263	1,208,166
Investment in unconsolidated joint venture	6,883,400	7,063,438
Other assets – net of accumulated amortization of $237,235 and $197,100, respectively	282,449	232,067

Total Assets	$11,474,362	$11,210,201

LIABILITIES AND PARTNERS’ EQUITY:

Accrued and other liabilities	$166,135	$248,108
Note payable	1,336,129	1,349,748

Total Liabilities	1,502,264	1,597,856

Partners’ equity (deficit):
General Partner	(179,505)	(183,103)
Limited Partners:
80,000 units authorized, 77,000 issued and outstanding	10,151,603	9,795,448

Total Partners’ equity	9,972,098	9,612,345

Total Liabilities and Partners’ equity	$11,474,362	$11,210,201

The accompanying notes are an integral part of these condensed consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

and for the Three Months Ended September 30, 2001 and 2000

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)
REVENUES:
Rental income	$499,396	$439,178	$168,861	$166,636
Interest income	131,314	119,379	43,771	39,793

Total revenues	630,710	558,557	212,632	206,429

EXPENSES:

Operating expenses	398,754	358,641	131,065	144,967
Depreciation and amortization	142,201	110,324	40,776	36,367
Interest expense	95,397	96,723	32,873	32,041

Total costs and expenses	636,352	565,688	204,714	213,375

(LOSS) INCOME BEFORE PARTNERSHIP’S SHARE OF JOINT VENTURE INCOME	(5,642)	(7,131)	7,918	(6,946)

PARTNERSHIP’S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME	365,395	306,521	155,923	73,317

NET INCOME	$359,753	$299,390	$163,841	$66,371

Net income per limited partnership unit	$4.63	$3.85	$2.11	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Year Ended December 31, 2000 and

for the Nine Months Ended September 30, 2001

	Limited Partners		General	Total Partners’
	Per Unit	Total	Partner	Equity

Proceeds from sale of partnership units	$250.00	$19,418,250		$19,418,250
Underwriting commissions and other organization expenses	(37.34)	(2,894,014)		(2,894,014)
Repurchase of 665 partnership units	(0.03)	(151,621)		(151,621)
Cumulative net (loss) income (to December 31,1999)	(70.59)	(5,435,550)	$133,334	(5,302,216)
Cumulative distributions (to December 31, 1999)	(21.43)	(1,650,006)	(133,334)	(1,783,340)

Partners’ equity – January 1, 2000	120.61	9,287,059	0	9,287,059
Transfer among general partner and limited Partners	2.42	186,356	(186,356)	0
Net income	4.18	322,033	3,253	325,286

Partners’ equity (deficit) December 31, 2000	127.21	9,795,448	(183,103)	9,612,345
Net income (unaudited)	4.63	356,155	3,598	359,753

Partners’ equity (deficit) – September 30, 2001(unaudited)	$131.84	$10,151,603	$(179,505)	$9,972,098

The accompanying notes are an integral part of these condensed consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

	2001 (Unaudited)	2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$359,753	$299,390
Adjustments to reconcile net income to cash used in operating activities:
Deprecation and amortization	142,201	110,324
Partnership’s share of unconsolidated joint venture income	(365,395)	(306,521)
Decrease (increase) in rent receivable	68,452	(39,824)
Increase in interest receivable	(131,308)	(119,371)
Increase in other assets	(96,042)	(79,753)
(Decrease) increase in accrued and other liabilities	(81,973)	26,876

Net cash used in operating activities	(104,312)	(108,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property additions	(37,639)	(40,905)

Net cash used in investing activities	(37,639)	(40,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(13,619)	(44,178)
Capital contributions to unconsolidated joint venture	0	(43,000)
Distributions from unconsolidated joint venture	542,434	497,393
Loan to affiliate	(413,477)	(254,133)

Net cash provided by financing activities	115,338	156,082

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,613)	6,298

CASH AND CASH EQUIVALENTS – Beginning of Period	33,647	31,562

CASH AND CASH EQUIVALENTS - End of period	$7,034	$37,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for real estate taxes	$56,324	$56,324

Cash paid during the period for interest	$94,593	$97,329

The accompanying notes are an integral part of these consolidated financial statements

SIERRA PACIFIC PENSION INVESTORS ’84 AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors ‘84’s (the Partnership) management, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these financial statements are of a normal and recurring nature.  The financial statements include the accounts of Sierra Valencia, LLC, a wholly-owned subsidiary.  All significant intercompany balances are eliminated in consolidation.  The Partnership consolidates all entities in which it has a controlling equity interest.   These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the September 30, 2000 Consolidated Statement of Cash Flows to conform to the September 30, 2001 presentation.

2.             RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 2001 and 2000 are affiliate transactions as follows:

	September 30
	2001	2000
Management fees	$19,061	$12,478
Administrative fees	70,619	56,360
Leasing fees	27,027	0
Construction fees	11,508	0

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants’ report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,250,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

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

3.             INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California.  The Partnership’s initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII.  Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner.  At September 30, 2001 the Partnership’s interest in SMMP was 80.32%; the remaining 19.68% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership.  Summarized income statement information for SMMP for the nine months ended September 30, 2001 and 2000 is as follows:

	September 30
	2001	2000
Rental income	$1,733,700	$1,608,103
Total revenues	1,940,163	1,794,537
Operating expenses	714,658	692,164
Share of unconsolidated joint venture income	43,709	116,068
Net income	436,219	425,648

As of September 30, 2001, SMMP holds a 51.51% interest in Sorrento II Partners (SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 2001 and 2000 is as follows:

	SCP		SVP		SIIP
	September 30		September 30		September 30
	2001	2000	2001	2000	2001	2000
Rental income	$923,747	$744,330	$0	$0	$951,806	$1,013,425
Total revenues	923,747	744,330	0	0	951,806	1,024,630
Operating expenses	532,260	404,520	24,182	13,735	423,169	351,062
Extraordinary loss	0	46,020	0	0	0	0
Net (loss) income	(75,558)	(206,327)	(24,182)	(13,735)	274,048	298,569

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

5.             CONSOLIDATION TRANSACTION

The Partnership's limited partners have approved the consolidation transaction with American Spectrum Realty, Inc. ("American Spectrum") pursuant to American Spectrum's Registration Statement on Form S-4 and the closing of the consolidation transaction was effective on October 19, 2001.  The consolidation transaction is described in the Registration Statement on Form S-4 of American Spectrum that was declared effective by the Securities and Exchange Commission on August 8, 2001.  Pursuant to the consolidation transaction, all of the assets and liabilities of the Partnership have been transferred to  a subsidiary of ASR pursuant to a merger.   The Partnership is the accounting acquiror in this transaction. Stock certificates for American Spectrum shares to be issued to the limited partners of the Partnership will be mailed to limited partners.

As of September 30, 2001, the Partnership has paid a total of $1,350,229 in expenses relating to the consolidation transaction.  These costs primarily relate to professional fees and are recorded as an affiliate receivable on the balance sheet.  When the transaction is finalized, the Partnership will be compensated with additional stock.

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

CGS AND THE MAJORITY-OWNED AFFILIATES

CONDENSED COMBINED BALANCE SHEETS

September 30, 2001 and December 31, 2000

(In 000’s)	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS:

Real estate held for investment, net	$85,367	$86,021
Cash	1,226	1,787
Accounts receivable, net	1,258	1,369
Notes and accounts receivable from affiliates	98	95
Investments in uncombined partnerships	3,197	3,241
Equipment, net	387	606
Goodwill, net	1,254	1,373
Prepaid and other assets, net	14,358	7,690

Total Assets	$107,145	$102,182

LIABILITIES AND EQUITY (DEFICIT):

Accounts payable and accrued expenses	$8,495	$6,283
Deferred revenue	2,229	2,167
Notes payable	113,008	110,175
Notes and accounts payable to affiliates	24,761	18,618
Notes payable to shareholders	1,600	1,300

Total Liabilities	150,093	138,543

MANDATORILY-REDEEMABLE COMMON STOCK OF SUBSIDIARY	1,045	1,045

MINORITY INTEREST	1,279	-

COMMITMENTS AND CONTINGENCIES:

Equity (Deficit)
Capital	2,481	2,481
Accumulated deficit	(47,753)	(39,887)

Total equity (deficit)	(45,272)	(37,406)

Total liabilities and equity (deficit)	$107,145	$102,182

The accompanying notes are an integral part of these condensed combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

and for the Three Months Ended September 30, 2001 and 2000

(In 000’s)	Nine Months Ended September 30,		Three Months Ended September 30,
	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)
REVENUES:

Rental income	$13,460	$11,914	$4,551	$4,206
Property management income	3,833	5,321	824	830
Income from affiliates	1,345	1,380	580	416

Total revenues	18,638	18,615	5,955	5,452

COSTS AND EXPENSES:

Property operating expense	4,792	3,966	1,796	1,464
Property management expense	8,362	8,076	1,919	3,085
Depreciation and amortization	2,999	2,566	522	843
Real estate taxes	1,097	1,390	335	746
Equity in income of uncombined partnerships	(53)	(5)	-	(275)

Total costs and expenses	17,197	15,993	4,572	5,863

OTHER EXPENSES (INCOME):

Interest expense	9,300	9,727	3,200	3,292
Loss on demolition of property	867	-	867	-
Gain on sale of property	(100)	(1,328)	-	-

Total other expenses (income)	10,067	8,399	4,067	3,292

Minority Interest	251	-	58	-

Net loss before extraordinary items	(8,877)	(5,777)	(2,742)	(3,703)

Extraordinary items – loss on extinguishment of debt	-	(1,861)	-	-

Net loss	$(8,877)	$(7,638)	$(2,742)	$(3,703)

The accompanying notes are an integral part of these condensed combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

CONDENSED COMBINED STATEMENTS OF EQUITY (DEFICIT)

For the Year Ended December 31, 2000

and for the Nine Months Ended September 30, 2001

(In 000’s)	Capital	Accumulated Deficit	Total

Balance, December 31, 1999	$2,527	$(28,548)	$(26,021)

Net loss	-	(11,212)	(11,212)

Net distributions	(46)	(127)	(173)

Balance, December 31, 2000	2,481	(39,887)	(37,406)

Net loss - Unaudited	-	(8,877)	(8,877)

Net contributions - Unaudited	-	1,011	1,011

Balance, September 30, 2001 - Unaudited	$2,481	$(47,753)	$(45,272)

The accompanying notes are an integral part of these condensed combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

(In 000’s)	2001 (Unaudited)	2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,877)	$(7,638)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property	(100)	(1,328)
Loss on demolition of property	867	-
Depreciation and amortization	3,344	3,264
Equity in income of uncombined partnerships	(53)	(5)
Minority interest	251	-
Extraordinary loss	-	1,861
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	111	(298)
Increase in prepaid and other assets, net	(5,549)	(1,820)
Increase in deferred revenue	62	1,927
Increase in accounts payable and accrued expenses	2,212	462

Net cash (used in) provided by operating activities:	(7,732)	(3,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from uncombined partnerships, net	98	14
Purchases of real estate held for investment	(2,249)	(1,083)
Proceeds from sales of real estate held for investment	1,141	6,816
Purchases of equipment	(7)	(261)

Net cash (used in) provided by investing activities	(1,017)	5,486

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of notes payable, net	2,833	(2,659)
Increase in accounts receivable from affiliates	(3)	1,310
Increase in accounts payable to affiliates	298	4,121
Equity contributions (distributions), net	1,011	(1,106)
Proceeds from (repayments of) loan from shareholders	300	(700)
Borrowings (repayments) on notes payable to affiliates	3,749	(2,437)

Net cash provided by (used in) financing activities	8,188	(1,471)

(Decrease) increase in cash	(561)	440

Cash, beginning of period	1,787	458

Cash, end of period	$1,226	$898

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,694	$10,951

The accompanying notes are an integral part of these condensed combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim condensed combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2000.  In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the balance sheet as of September 30, 2001, the statements of operations for the nine months and three months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

The combined condensed financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations; management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the S-4 for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 condensed combined financial statements to conform to the current period presentation.

On August 30, 2001, CGS Real Estate Company, Inc. transferred its 100% Membership interest in Villa Redondo, LLC American Spectrum Realty Operating Partnership, LP (“the Operating Partnership”) in exchange for partnership units of the Operating Partnership.  This transfer was between entities under common control and was recorded at historical cost by CGS Real Estate Company, Inc.

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

4.             GOING CONCERN AND MANAGEMENT PLANS

On April 16, 2001, the Company’s audited combined financial statements as of December 31, 2000 were issued.  The independent public accountants’ report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements had not made debt payments when due and various lenders placed $10,250,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in 2001.  These factors, which continue to exist as of November 16, 2001, raised substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Subsequent to December 31, 2000, the Company took steps to cure debt in default and is currently in negotiations to extend or refinance other remaining debts that are past due.  Specifically, the Company has paid off and obtained separate financing for approximately $4,000,000 of debt that was previously in default, entered into a verbal agreement requiring a $100,000 payment to cure approximately $1,108,000 of debt in default and extended the terms of approximately $416,000 of debt previously in default, subject to the Company’s stock being traded on the American Stock Exchange by September 1, 2001.  Because the Company has been unable to meet the September 1, 2001 deadline, new terms will have to be negotiated.  Management believes that the Company will be successful in obtaining another extension.  At September 30, 2001, approximately $5,100,000 of debt remains in default on two outstanding debt instruments.

On August 29, 2001, Goldman Sachs Mortgage Company commenced a lawsuit in the United States District Court, Central District of California against the Company, seeking recovery of $4,668,387 as a result of the Company’s alleged breach of its guaranty of a mortgage loan made by plaintiff to McDonnell Associates, LLC.  The loan is secured by a second mortgage on the Northwest Corporate Center and came due on the maturity date.  The Company intends to retire this loan before November 30, 2001 with the proceeds from refinancing another property.

At September 30, 2001, the Company appeared to be out of compliance with debt covenants involving approximately $19,000,000 in loans from a bank and a financial services company.  The bank loans are being refinanced and, as a result of the consolidation transaction described earlier, the Company anticipates meeting the covenant requirements for future periods.

Management’s plans in regard to these matters include obtaining extensions from lenders or refinancing debt through the completion of the Transaction (see Note 6).  Management anticipates the entity created by the Transaction will be able to refinance properties in a favorable interest rate environment, thereby substantially lowering debt service costs.  In addition, relatively expensive secondary financing will be retired from the refinancing proceeds, creating further savings.  The Company can make no assurances that the refinancing will be obtained.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  Management believes operating losses are a result of the Company’s business plan that includes acquisition and turn-around of under performing properties.  During the turn-around period, losses can accrue due to the temporary excess of operating expenses, interest expense, and management cost over rental income.

The Company has reached a preliminary agreement to extend debt totaling approximately $22,000,000 until December 15, 2002. This agreement is not final and is subject to the Company making certain payments and meeting other conditions as outlined by the bank.  In the opinion of management, this extension will be successfully completed.

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

6.             CONSOLIDATION TRANSACTION

American Spectrum Realty, Inc. (ASR) was established to be the legal acquirer and registrant in the consolidation transaction, and is a wholly owned subsidiary of CGS.  On October 19, 2001, ASR merged with eight public limited partnerships, acquired certain assets and liabilities of CGS and the Majority-Owned Affiliates, and acquired all of the assets and liabilities of two private entities.  The accounting acquirer in this transaction is one of the eight public limited partnerships (Sierra Pacific Pension Investors ’84).  These events are collectively referred to as the “Transaction”.  The limited partners of each of the eight public limited partnerships approved the consolidation transaction with ASR pursuant to the Registration Statement on Form S-4 that was declared effective by the Securities and Exchange Commission on August 8, 2001.  The closing of the consolidation transaction was effective on October 19, 2001.  The assets and liabilities of each public partnership have been acquired in mergers with subsidiaries of ASR pursuant to which the limited partnership interests in each of the public limited partnerships have been exchanged for stock and promissory notes of ASR (see footnotes to ASR’s financial statements included in this Form 10-Q for further discussion on how notes arise).   In addition, holders of interests in the private entities were issued operating partnership units in a newly formed operating partnership, that was initially wholly owned by ASR and will continue to be a consolidated subsidiary of ASR thereafter.  The private entities and public limited partnerships are engaged in substantially the same business as the Company.  The Company currently provides property management services to these entities.  ASR intends to qualify as a real estate investment trust (REIT) for federal income tax purposes beginning in 2003.

7.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) as amended by SFAS 137 and 138, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earning unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 was effective for the Company beginning with the 2001 fiscal year. SFAS 133 did not have a material impact on the financial statements.

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

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The Company is currrently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on its financial statements.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes Statement of Financial Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business.  SFAS 144 will be effective for the Company beginning January 1, 2002, the first day of its 2002 fiscal year.  The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

8.             LITIGATION

In December 1994, a subsidiary of CGS acquired the corporate general partner of certain public real estate investment funds (the “Funds”) in exchange for assumption of unsecured loans payable to the Funds (Unsecured Debt).  Separately, the Company acquired property from a Fund in exchange for cash and a purchase money note payable to such Fund secured by the property acquired (Secured Debt).  Pursuant to the terms of a litigation settlement agreement relating to the Unsecured Debt, the Secured Debt, and other matters, CGS agreed to repay both debts and cause the Funds to distribute the proceeds to the partners of the Funds.  As of December 31, 2000 interest and principal due to the Funds with respect to the Unsecured Debt and Secured Debt totaled $7,218,000.  All amounts due under the settlement agreement were included in the notes payable affiliate account on the accompanying balance sheet.  The Company did not repay the amounts due in accordance with the settlement agreement.  As a result, the settlement agreement was declared void.  Therefore, litigation relating to the Unsecured Debt, Secured Debt, and other matters was reinstated.  The Company intends to pay the amount due under the settlement agreement with proceeds from the refinancing of debt through the completion of the Transaction (see Note 4).

In December 1998, a related entity of the Company was named as a defendant in an action seeking compensatory and punitive damages related to a dispute over the management of an account that the related entity handled for the plaintiff.  A settlement agreement was reached in May 2001 and the Company advanced the related entity approximately $1,400,000 to pay for the settlement.  This advance was subsequently written off during the second quarter of 2001.

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

On August 29, 2001, Goldman Sachs Mortgage Company commenced a lawsuit in the United States District Court, Central District of California against the Company, seeking recovery of approximately $4,668,000 as a result of the Company’s alleged breach of its guaranty of a mortgage loan made by plaintiff to McDonnell Associates, LLC.  The loan is secured by a second mortgage on the Northwest Corporate Center and came due on the maturity date.  The plaintiff has not taken any action to foreclose on this property.  The Company believes that it will be able to obtain financing from another lender to repay this loan.  As a result, the Company does not expect that this lawsuit will have a material effect on its financial condition, position, or results of operations.

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

9.             SUBSEQUENT EVENT

The limited partners of each of the eight public limited partnerships approved the consolidation transaction with ASR pursuant to the Registration Statement on Form S-4.  The closing of the consolidation transaction was effective on October 19, 2001.  The consolidation transaction is described in the Registration Statement on Form S-4 of ASR.   Pursuant to the consolidation transaction, all of the assets and liabilities of the public limited partnerships have been transferred to subsidiaries of ASR pursuant to mergers.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

AMERICAN SPECTRUM REALTY, INC.

(a)           OVERVIEW

American Spectrum Realty, Inc. (“ASR” or the “Company”) was established on August 8, 2000 to be the legal acquiror and registrant in a consolidation transaction. Pursuant to the consolidation transaction, assets and liabilities of existing related partnerships have been merged into or acquired by the Company or a subsidiary in a transaction in which the partners will either receive shares in the Company or units in American Spectrum Realty Operating Partnership, LP, an operating partnership that was formed for this purpose and initially  wholly owned by the Company.  Pursuant to October 19, 2001, ASR was a wholly owned subsidiary of CGS Real Estate Company, Inc.  On October 19, 2001, pursuant to the consolidation, ASR merged with eight public limited partnerships, acquired the assets and liabilities of two private entities and, certain assets and liabilities of CGS and the Majority-Owned Affiliates.  The accounting acquirer in this transaction is one of the eight public limited partnerships (Sierra Pacific Pension Investors `84).  These events are collectively referred to as the “Transaction”.

CGS includes CGS Real Estate Company, Inc. and various other entities involved in real estate development, management, ownership and operation.  CGS’ operations are located principally in Texas, the Midwestern and Western United States.  CGS’ properties consist of 16 office, office/warehouse, apartment and shopping centers and one parcel of vacant land.

ASR will be a full-service real estate corporation.  The Company’s primary business will be the ownership of office, office/warehouse, apartments and shopping center properties.  The public limited partnerships own 18 office/warehouse and apartment properties. ASR will initially own 34 properties upon completion of the Transaction.  The Company plans to expand its business by acquiring additional properties.  The Company will focus primarily on office, office/warehouse and apartment properties located in Texas, the Midwestern and Western United States.  ASR intends to qualify as a real estate investment trust (REIT) no later than 2003.

The following discussion should be read in conjunction with the Financial Statements of ASR, including the respective notes thereto, which are included in this Form 10-Q.   This Form 10-Q also includes the Financial Statements, notes, and corresponding Management’s Discussion and Analysis for Sierra Pacific Pension Investors ’84 and CGS as of September 30, 2001.

(b)           RESULTS OF OPERATIONS

The Company was incorporated on August 8, 2000.  Therefore, a discussion comparing operating results with the corresponding periods in the prior year are not entirely meaningful.

On August 30, 2001, CGS transferred its 100% Membership interest in Villa Redondo, LLC (“Villa Redondo”) to American Spectrum Realty Operating Partnership, LP (“the Operating Partnership”) in exchange for partnership units of the Operating Partnership.  Villa Redondo is a 125 unit apartment complex in California, with mortgage debt of approximately $9,200,000.  This transaction was between entities under common control, and was recorded at historical cost by the Operating Partnership and CGS.  The financial statements of ASR as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 contain the assets and liabilities and statements of operations of Villa Redondo as if the transfer to the Operating Partnership had occurred on January 1, 2000.  Additionally, the balance sheet of ASR as of December 31, 2000 has been restated to include the unaudited financial position of Villa Redondo.  Villa Redondo's deficit balance is included as an offset to ASR's equity in the accompanying financial statements as of September 30, 2001 and December 31, 2000.

The major activity affecting ASR’s books and records during the period from inception to September 30, 2001 were costs related to the Transaction and the operations of Villa Redondo Apartments.  Costs that were incremental, directly attributable to the Transaction, and paid to third party vendors were capitalized as transaction costs.  These costs will be expensed or capitalized as debt issuance costs or stock issuance costs upon completion of the Transaction.

Total revenues represented rental income associated with the operations of Villa Redondo Apartments.  Rental income for the nine and three months ended September 30, 2001 increased by approximately $128,000, or 11%, and by approximately $83,000, or 22%, respectively, when compared to the corresponding periods in the prior year, primarily due to higher rental rates at the property.  The increase in rental income was also attributable to an increase in occupancy from 90% at September 30, 2000 to 96% at September 30, 2001.

Property operating expenses, which represented costs associated with the operations of Villa Redondo Apartments, increased by approximately $32,000, or 3%, and by approximately $32,000 or 11%, for the nine and three months ended September 30, 2001, in comparison to the same periods in the prior year.   These increases in operating expenses were principally due to, among other factors, higher leasing costs and utilities incurred during the year.  Furthermore, rents deemed uncollectible were written -off to bad debt expense in the third quarter.

General and administrative expenses represented costs associated with the ASR.  General and administrative expenses for the nine months and three months ended September 30, 2001 totaled approximately $630,000 and $208,000, respectively.  No such costs were incurred in the corresponding periods in the prior year as ASR was only recently incorporated.

Depreciation and amortization expenses for the nine and three months ended September 30, 2001 rose by approximately $58,000 or 43%, and by approximately $20,000 or 43%, due to building improvements made at Villa Redondo Apartments and due to equipment purchases made by ASR.

(c)           LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company was in an illiquid position with cash and billed receivables of approximately $34,000 compared to current liabilities of approximately $2,084,000.  Prior to the Transaction, the Company was primarily dependent upon CGS to fund its operations.

During the nine months ended September 30, 2001, the Company borrowed $2,634,743 from affiliates.  These advances are payable to CGS and three of the public limited partnerships.  The advances to the three public limited partnerships were guaranteed by CGS, the general partner of the limited partnerships.  These funds were primarily used to pay for costs directly attributable to the Transaction, which were capitalized as transaction costs on the balance sheet or expensed, depending on the nature of the expense.  These advances were eliminated upon consummation of the Transaction.

The consolidated entity that includes the Company expects to achieve consistent positive cash flow from the effective date of the Transaction forward.  Management anticipates the entity created by the Transaction will be able to refinance properties in a favorable interest rate environment, thereby substantially lowering debt service costs.  In addition, relatively expensive secondary financing will be retired from the refinancing proceeds, creating further savings.  Reduction in the number of entities required to report to the Securities and Exchange Commission from eight prior to the Transaction to one following the Transaction will result in reduced internal staff costs and fees for independent audits.  Finally, consolidation of administrative functions into one location is expected to reduce general and administrative costs.

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

(b)           RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 2001 increased by approximately $60,000, or 14%, when compared to the corresponding period in the prior year, principally due to occupancy fluctuations at the Property.  Occupancy fluctuated between 87% and 97% during the nine months ended September 30, 2000.  The Property was 100% occupied for the majority of 2001 and was 100% occupied at September 30, 2001.  Rental income for the three months ended September 30, 2001 remained relatively unchanged, increasing by approximately $2,000, or 1%, primarily due to the higher overall occupancy.

Operating expenses increased by approximately $40,000, or 11%, for the nine months ended September 30, 2001, in comparison to the same period in the prior year.  This increase was in large part due to higher maintenance and repair costs associated with the increased occupancy of the Property.  Further, data processing, insurance, and accounting and auditing costs rose during the period.  This increase was partially offset due to write-offs in the third quarter of the prior year of rents receivable deemed uncollectible to bad debt expense.  Operating expenses for the three months ended September 30, 2001 decreased by approximately $14,000 or 10%, principally as a result of the prior year bad debt expense. This decrease was partially offset by, among other factors, higher administrative costs incurred during the quarter.

Depreciation and amortization expenses for the nine months and three months ended September 30, 2001 rose by approximately $32,000, or 29%, and by approximately $4,000, or 12%, respectively, when compared to the same periods in 2000, principally due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy of the Property.

The Partnership’s share of unconsolidated joint venture income increased by approximately $59,000, for the nine months ended September 30, 2001, in comparison to the same period in the prior year.  The increase in income generated by SMMP was primarily due to the recovery of rents previously written-off to bad debt and higher common area maintenance fee recovery revenue.  SMMP’s increase in income was partially offset by, among other factors, a rise in utilities associated with higher energy costs.  During the quarter ended September 30, 2001, the Partnership’s share of unconsolidated joint venture income increased by approximately $82,000 in large part due to SMMP’s higher common area maintenance fee recovery revenue.

(c)           LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Partnership was in an illiquid position.  Total cash amounted to approximately $7,000 compared to approximately $136,000 in current liabilities.   Cash of approximately $104,000 was used in operating activities and approximately $87,000 was paid for property additions and lease costs during the nine months ended September 30, 2001.  The Partnership loaned approximately $413,000 to an affiliate in 2001 relating to the consolidation transaction discussed in Note 5 of the financial statements.  During the nine months ended September 30, 2001, SMMP made distributions of $542,000 to the Partnership.

On October 19, 2001, the Partnership was merged into the consolidated entity as discussed in Note 5.  The consolidated entity will generate positive cash flow.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

CGS AND THE MAJORITY OWNED AFFILIATES

(a)           OVERVIEW

The following discussion should be read in conjunction with the CGS and the Majority-Owned Affiliates (the Company) Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

(b)           RESULTS OF OPERATIONS

Comparison of the Nine Months and Three Months Ended September 30, 2001 to the Nine Months and Three Months Ended September 30, 2000, respectively.

Total revenues for the nine months ended September 30, 2001 increased by $23,000 or 0.1% to $18,638,000 as compared to $18,615,000 for the nine months ended September 30, 2000.  Total revenues for the three months ended September 30, 2001 increased by $503,000 or 9.2% to $5,955,000 as compared to $5,452,000 for the three months ended September 30, 2000.

Revenue from property management operations decreased by $1,488,000 or 28.0% to $3,833,000 for the nine months ended September 30, 2001 as compared to $5,321,000 for the nine months ended September 30, 2000.  Revenue from property management operations decreased by $6,000 or 0.7% to $824,000 for the three months ended September 30, 2001 as compared to $830,000 for the three months ended September 30, 2000.

Revenue from property management income decreased, for the nine and three months period ended September 30, 2001, due to the sale of the Company’s operations in California and discontinuance of operations in Arizona during the first quarter of 2001 along with a decrease in property management income in three other locations.   The decrease in property management operations resulted from the Company’s decision to wind down its involvement in third party brokerage and property management services.

Rental income for the nine months ended September 30, 2001 increased by $1,546,000 or 13.0% to $13,460,000 as compared to $11,914,000 for the nine months ended September 30, 2000.  Rental income for the three months ended September 30, 2001 increased by $345,000 or 8.2% to $4,551,000 as compared to $4,206,000 for the three months ended September 30, 2000.  The increase in rental income resulted primarily from new tenants moving into the recently remodeled Northwest Corporate Center, higher market rental rates and an increase in overall occupancy resulting from higher demand.

	Nine Months Ended September 30,
	2001		2000
Rental income	$13,460,000	72.2%	$11,914,000	64.0%
Property management income	3,833,000	20.6	5,321,000	28.6
Income from affiliates	1,345,000	7.2	1,380,000	7.4
Total revenues	$18,638,000	100.0%	$18,615,000	100.0%

	Three Months Ended September 30,
	2001		2000
Rental income	$4,551,000	76.5%	$4,206,000	77.1%
Property management income	824,000	13.8	830,000	15.2
Income from affiliates	580,000	9.7	416,000	7.7
Total revenues	$5,955,000	100.0%	$5,452,000	100.0%

Because CGS and the Majority-Owned Affiliates will perform no third party management services after the Transaction is completed, all ongoing revenues will be derived from rental income.  Substantially all such revenues are earned pursuant to fixed rent commitments since percentage rent income is immaterial.  Rental income, as a percentage of total revenues, has increased due to increased occupancy and rent levels and the declining role of third party management and brokerage activities.

Total expenses excluding interest for the nine months ended September 30, 2001 increased by $1,204,000 or 7.5% to $17,197,000 as compared to $15,993,000 for the nine months ended September 30, 2000.  Total expenses excluding interest for the three months ended September 30, 2001 decreased by $1,291,000 or 22.0% to $4,572,000 as compared to $5,863,000 for the three months ended September 30, 2000.

Expenses excluding interest, impairment charges, depreciation and amortization for the nine months ended September 30, 2001 increased by $771,000 or 5.7% to $14,198,000 as compared to $13,427,000 for the nine months ended September 30, 2000.  Expenses excluding interest, impairment charges, depreciation and amortization for the three months ended September 30, 2001 decreased by $970,000 or 19.3% to $4,050,000 as compared to $5,020,000 for the three months ended September 30, 2000.

Expenses, excluding interest, impairment charges, depreciation and amortization, as a percentage of total revenues, increased from 72.1% for the nine months ended September 30, 2000 to 76.2% for the nine months ended September 30, 2001.  Expenses, excluding interest, impairment charges, depreciation and amortization, as a percentage of total revenues, decreased from 92.1% for the three months ended September 30, 2000 to 68.0% for the three months ended September 30, 2001.

Components of expenses excluding interest, depreciation, and amortization as a percentage of total revenues were as follows:

	Nine Months Ended September 30,
	2001		2000
Property operating & maintenance	$4,792,000	25.7%	$3,966,000	21.3%
Real estate taxes	1,097,000	5.9	1,390,000	7.5
Property management operations	8,362,000	44.9	8,076,000	43.4
Other (income) expense	(53,000)	(0.3)	(5,000)	(0.1)
Total cost and expenses	$14,198,000	76.2%	$13,427,000	72.1%

	Three Months Ended September 30,
	2001		2000
Property operating & maintenance	$1,796,000	30.2%	$1,464,000	26.9%
Real estate taxes	335,000	5.6	746,000	13.7
Property management operations	1,919,000	32.2	3,085,000	56.6
Other (income) expense	0	0.0	(275,000)	(5.1)
Total cost and expenses	$4,050,000	68.0%	$5,020,000	92.1%

The increase in property operating and maintenance, as a percentage of revenues, is a result of an increase in bad debt expense associated with the write-off of several uncollectable receivables.

Interest expense decreased by $427,000 or 4.4%, to $9,300,000 for the nine months ended September 30, 2001 as compared to $9,727,000 for the nine months ended September 30, 2000.  Interest expense decreased by $92,000 or 2.8%, to $3,200,000 for the three months ended September 30, 2001 as compared to $3,292,000 for the three months ended September 30, 2000.  The decrease was attributed to lower interest rates and the refinancing of several loans with more favorable terms.

Net loss increased by $1,239,000 or 16.2%, to $8,877,000 for the nine months ended September 30, 2001 as compared to $7,638,000 for the nine months ended September 30, 2000, primarily due to a gain on sale of property ($1,328,000) in 2000 that did not recur in 2001.  Net loss decreased by $961,000 or 26.0%, to $2,742,000 for the three months ended September 30, 2001 as compared to $3,703,000 for the three months ended September 30, 2000, primarily due to a decrease in property taxes and in property management operation expenses.

(c)           LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company was in an illiquid position.  Total cash and billed receivables amount to approximately $2,600,000 compared to approximately $8,500,000 in current liabilities. The Company had cash balances totaling $1,226,000 as of September 30, 2001.  Cash and cash equivalents on hand as of September 30, 2001 decreased $561,000 when compared to the year ended December 31, 2000.  We expect this level of cash flow to increase in the short and long term as a result of the consolidation of the Company with the other entities as described in Note 6 of the financial statements.

Inflation:

The Company does not expect inflation to be a material factor in its operations in 2001.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure or loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.   ASR’s exposure to market risk at September 30, 2001 was limited since it had no floating rate debt or holdings of derivative financial or commodity instruments.  The primary market risk to which ASR will be exposed upon completion of the Transaction is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond its control.

Sierra Pacific Pension Investors ’84’s exposure to market risk at September 30, 2001 was limited as it had no floating rate debt or holdings of derivative financial or commodity instruments.

CGS’ Qualitative and Quantitative Disclosures about Market Risk contained in ASR’s Form S-4 /A  - Amendment No. 5 to Registration Statement filed under the Securities Act of 1933 discusses market rate risk upon consummation of the Transaction.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in these forward-looking statements.  Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; the Company’s ability to refinance mortgage loans to meet its liquidity requirements; other financing risks, such as the ability to obtain debt or equity financing on favorable terms; risks relating to acquisition and development activities; uncertainties affecting real estate businesses in general; and market competition.  As such, undue reliance should not be placed on these forward-looking statements.  These risks are described in more detail in ASR’s Consent Solicitation Statement/Prospectus dated August 8, 2001.  We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements.

PART II  -  OTHER INFORMATION

ITEM  1.                 LEGAL PROCEEDINGS

None.  However, a lawsuit was commenced against CGS Real Estate Company, Inc. on August 29, 2001 that relates to a mortgage loan secured by one of the properties acquired by American Spectrum Realty, Inc. (“ASR”) in the consolidation transaction.  The parties are in the process of discussing a settlement to litigation.  ASR is not a party to the litigation.

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

AMERICAN SPECTRUM REALTY, INC.

Date: November 19, 2001	/s/ Thomas N. Thurber
Thomas N. Thurber Chief Financial Officer