Form 10-K
period 2001-12-31
AMERICAN SPECTRUM REALTY INC
filed 2002-04-15
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 Irvine Center Drive, Suite 555 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 753-7111
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 20, 2002, the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $30,965,000.  The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Excludes 1,105,688 shares of Common Stock deemed to be held by officers, directors and stockholders whose ownership exceeds ten percent of the shares of outstanding common stock of the Registrant on such date.  Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant.

As of March 20, 2002, 5,529,190 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1. BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns,  manages and operates income-producing properties.   As of December 31, 2001, through its majority-owned subsidiary, American Spectrum Realty Operating Partnership, LP (the “Operating Partnership”), the Company owned and operated 33 properties which consisted of 12 office, 11 office/warehouse, five shopping center, and four apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, the Midwest, Arizona and California.

The structure of the Company is generally referred to as an “UPREIT” structure.  Substantially all of the Company’s assets will be held through the Operating Partnership. The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and in profits and losses of, the Operating Partnership.  Holders of limited partnership units in the Operating Partnership (“OP Units”) have the same rights to distributions as holders of common stock in the Company. Most of the properties will be owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

At December 31, 2001, the Company held a 1% general partner interest and an 87.4% limited partner interest in the Operating Partnership.  Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the fair market value of one share of Common Stock of the Company at the date of conversion. As of December 31, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 33 real estate properties.

The Company intends to qualify as a real estate investment trust, REIT, as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   Currently, the Company is taxed as a C corporation.

CONSOLIDATION TRANSACTION

On October 19, 2001, the Company was the legal acquirer and registrant in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  The accounting acquirer in the Consolidation was Sierra Pacific Pension Investors `84 (“SPPI84”), one of the eight public limited partnerships.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.   Prior to October 19, 2001, the Company was a wholly owned subsidiary of CGS.

Business Objectives and Strategy

The Company’s fundamental business objective is to maximize stockholder value.  The Company intends to achieve its business objective through opportunistic investments and by executing its other operating strategies.

Financing ASR’s Growth Strategy.  In order to provide the funds necessary to fund the Company’s anticipated growth, it plans to refinance its current debt, replacing it with financing that will result in a 70% loan to value on its real estate assets. The Company anticipates that this refinancing effort will generate approximately $6,000,000.  Additionally, the Company may seek to identify and work with joint venture equity partners to provide additional capital.

Opportunities to Acquire Undervalued and Undermanaged Properties.  The Company believes it is positioned to invest in properties, either individually or in portfolios, at attractive prices, often at costs lower than replacement cost.  This will be accomplished using the Company’s knowledge of diverse geographical markets and property types, as well as its established capability to identify, and negotiate with, highly-motivated sellers, which include individuals as well as such institutions as banks, insurance companies and pension funds.  In addition, the acquisition of under performing properties allow the Company to improve cash flow by substituting its property management policies and personnel and making other changes, such as installing energy saving devices.  The Company will not set a maximum target purchase price but rather it will tailor its acquisitions to under performing properties, which the Company believes are attractively priced due to relative physical or operating deficiencies.  The Company believes that its real estate expertise will allow it to, when necessary, reposition, renovate or redevelop these properties to make them competitive in their local markets.

Competitive Advantages.  The Company believes it will have competitive advantages that will enable it to be selective with respect to real estate investment opportunities and allow it to successfully pursue its growth strategy.  Based on Management’s experience, the Company expects that its presence in geographically diverse markets will increase its exposure to opportunities for attractive acquisitions of various types of properties throughout the United States with a primary focus in Texas, the Midwest, Arizona and California and provide it with competitive advantages which enhance its ability to do so, including:

•	strong local market expertise;

•	long-standing relationships with tenants, real estate brokers, institutions and other owners of real estate in each local market;

•	fully integrated real estate operations which allow quick response to acquisition opportunities;

•	access to capital markets at competitive rates as a public company;

•

ability to acquire properties in exchange for ASR shares or OP Units  which may make it a more attractive purchaser when compared to purchasers who are not similarly structured or are unable to make similar use of equity to purchase properties.

Geographic and Property Type Diversification.  The Company intends to seek acquisitions of properties, which have sufficient historical operating income to assure that dividend distributions to stockholders will not be diminished in the short-term and will be expected to increase in the long-term.  The Company intends to focus on acquisition of office and office/warehouse properties in Texas, the Midwest, Arizona, and California.  However, the Company believes the Company will be best able to take advantage of attractive opportunities if it is not limited geographically or by property type.  Such an absence of limits will enable the Company to acquire a diversified portfolio of properties, giving it a potential competitive advantage over more highly focused real estate investment trusts.  Moreover, the Company believes that geographic diversification of its properties will better enable it to withstand economic downturns in particular regions, and that diversification will help protect the Company from possible adverse factors (e.g., overbuilding) which from time to time may affect particular types of properties.

Property Management Strategies.  The entities included in the Consolidation developed procedures and expertise which will permit ASR to manage effectively a variety of types of properties throughout the United States. Their decentralized structure with strong local management has enabled them to operate efficiently.  In seeking to maximize revenues, minimize costs and increase the value of properties the entities manage, they have historically followed aggressive property management policies.  Among the property management techniques emphasized were regular and comprehensive maintenance programs, regular and comprehensive financial analyses, the use of a master property and casualty insurance program, aggressive restructuring or conversion of tenants spaces and frequent appearances before property tax assessors, planning commissions and other local governmental bodies.  The Company believes that its management of the properties will be a substantial factor in its ability to realize its objectives of maximizing earnings.

Managing and Monitoring Investments.  The Company will actively manage the property portfolio and administer its investments.  The Company will monitor issues including the financial advantages of property sales, minimization of real estate taxes, and insurance costs. Also the Company will actively analyze diversification, review tenant financial statements to deal with potential problems quickly and will restructure investments in the case of underperforming and non-performing properties.

Competition

The Company competes with other entities both to locate suitable properties for acquisition and to locate purchasers for its properties.  While the markets in which it competes are highly fragmented with no dominant competitors, the Company faces substantial competition in both its leasing and property acquisition activities.  There are numerous other similar types of properties located in close proximity to each of its properties.  The amount of leasable space available in any market could have a material adverse effect on the Company’s ability to rent space and on the rents charged.  Competition for acquisition of existing properties from institutional investors and publicly traded REITs has increased substantially in the past several years.  In many of the Company’s markets, institutional investors and owners and developers of properties compete vigorously for the acquisition, development and lease of space.  Many of these competitors have substantial resources and experience greater than the Company.

Employees

As of December 31, 2001, ASR employed approximately 100 individuals, including on-site property management and maintenance personnel.

Environmental Matters

Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring of regulated hazardous substances released on or from a property.  These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release. The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties.  In addition, these factors could hinder the Company’s ability to borrow against the properties.  The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs.  In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances.  The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties.  Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties.

The Company may decide to acquire a property with known or suspected environmental contamination after it evaluates that business risk, the potential costs of investigation or remediation, and the potential costs to cure identified non-compliances with environmental laws or regulations.  In connection with its acquisition of properties, the Company may seek to have the seller indemnify it against environmental conditions or non-compliances existing as of the date of purchase, and under appropriate circumstances, it may obtain environmental insurance.  In some instances, the Company may become the assignee of or successor to the seller’s indemnification rights arising from the seller’s acquisition agreement for the property.  Additionally, the Company may try to structure its leases for the property to require the tenant to assume all or some of the responsibility for environmental compliance and remediation, and to provide that material non-compliance with environmental laws or regulations will be deemed a default under the lease.  However, there can be no assurances that, despite these efforts, liability will not be imposed on the Company under applicable federal, state, or local environmental laws or regulations relating to the properties.

Insurance

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its properties, with policy specifications and insured limits, which the Company believes are adequate and appropriate under the circumstances. There are, however, types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. The current insurance policies do not exclude coverage for acts of terror, however future policy renewals may eliminate this type of coverage. The Company may be required to obtain specific coverage for acts of terror to comply with certain loan covenants. The cost of such coverage could have a negative impact on cash flows and operating results.

Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt which is with recourse to the Company, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company.  Moreover, the Company will generally be liable for any unsatisfied obligations other than non-recourse obligations. The Company believes that its properties are adequately insured. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Capital Expenditures

Capital expenditure requirements include both normal recurring capital expenditures, and tenant improvements and lease commissions relating to the releasing of space which is currently vacant and to tenant improvements and lease commissions relating to space currently occupied as tenants renew their leases.  The entities included in the Consolidation had a history of acquiring properties, which require renovation, repositioning or management changes to improve their performance and enable them to compete effectively.  The Company plans to continue investing in these types of properties.  These properties may require major capital expenditures or significant tenant improvements in order to maximize their cash flows.

The Company has budgeted $6.5 million for capital expenditures, tenant improvements and lease commissions for 2002.  These amounts will be funded primarily from proceeds generated by refinancing of properties, by cash flow from operations and from capital improvement reserves.

Recent Developments

In November, 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a net deferred gain on the sale of approximately $232,000 and net proceeds of approximately $1,688,000.  It is anticipated that the net proceeds, which were held in escrow at December 31, 2001, will be used as a source to assist the funding of a future acquisition.  The property was unencumbered.

ITEM 2. PROPERTIES

The Location and Type of the Company’s Properties

The Company’s 33 properties consist of 12 office, 11 office/warehouse, five shopping center and four apartment properties, and one developmental land property located in four geographic regions in nine states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2001.

Location	Type	Total Gross Leasable Area (GLA) (Square Feet)	Percent of GLA Leased on December 31, 2001	Rented Square Feet	Annualized Net Rent (dollars in thousands)	Rent per Square Foot
Arizona California Region
Pacific Spectrum, AZ	Office	70,511	93.4%	65,885	$1,099	$16.69
Valencia, AZ	Office/Whse	82,560	100.0%	82,560	663	8.03
Phoenix Van Buren, AZ	Land	N/A	N/A	N/A	N/A	N/A
Mira Mesa, CA	Office	89,560	100.0%	89,560	2,141	23.91
Sorrento II, CA	Office	88,073	100.0%	88,073	1,034	11.74
Creekside Office, CA	Office	47,800	100.0%	47,800	1,242	25.98
Bristol Bay, CA	Office	50,371	86.7%	43,692	1,071	24.52
Daimler Chrysler, CA	Office	208,269	89.5%	186,297	5,387	28.92
Sorrento I, CA	Office/Whse	43,100	100.0%	43,100	295	6.85
Creekside Apartments, CA	Apartment	77,650	96.7%	75,095	1,158	15.42
Villa Redondo, CA	Apartment	96,802	92.8%	89,832	2,721	30.29
Beach & Lampson, CA	Shopping Center	13,017	100.0%	13,017	157	12.05
Arizona California Region Total		867,713	95.1%	824,911	$16,968	$20.57
Upper Midwest Region
Countryside Office Park, IL	Office	91,975	93.1%	85,583	$1,438	$16.80
Oak Grove Commons, IL	Office/Whse	137,678	93.4%	128,577	944	7.34
Park Plaza I & II, IN	Office/Whse	95,080	86.4%	82,102	512	6.24
Jackson Industrial A, IN	Office/Whse	320,000	100.0%	320,000	798	2.49
Morenci Professional Park, IN	Office/Whse	105,600	77.3%	81,597	330	4.04
Leawood Fountain Plaza, KS	Office	86,030	88.6%	76,248	1,394	18.28
Northwest Corporate Center, MO	Office	87,334	73.6%	64,278	1,159	18.03
Parkade Center, MO	Office	221,772	73.2%	162,271	1,290	7.95
Business Center, MO	Office/Whse	64,387	93.7%	60,298	517	8.58
The Lakes, MO	Apartment	311,912	93.6%	292,043	2,130	7.30
Maple Tree, MO	Shopping Center	72,149	98.9%	71,348	499	6.99
North Creek Office Park, OH	Office	92,053	92.9%	85,517	1,205	14.10
Northeast Commerce Center, OH	Office/Whse	100,000	53.4%	53,360	1,159	21.72
Upper Midwest Region Total		1,785,970	87.5%	1,563,223	$13,375	$8.56
Carolina Region
Columbia, SC	Shopping Center	56,505	86.1%	48,656	$249	$5.11
Marketplace, SC	Shopping Center	100,404	40.4%	40,583	449	11.05
Richardson Plaza, SC	Shopping Center	108,139	82.8%	89,561	560	6.25
Carolina Region Total		265,048	67.5%	178,800	$1,258	$7.03
Texas Region
San Felipe, TX	Office	100,900	96.5%	97,409	$1,342	$13.77
Southwest Point, TX	Office/Whse	101,102	97.9%	98,969	596	6.02
Westlakes, TX	Office/Whse	95,370	48.2%	45,940	432	9.40
Technology, TX	Office/Whse	109,012	100.0%	109,012	1,149	10.54
Autumn Ridge, TX	Apartment	297,400	91.5%	272,210	1,977	7.26
Texas Region Total		703,784	88.6%	623,540	$5,496	$8.81

Total/Weighted Average		3,622,515	88.1%	3,190,474	$37,097	$11.63

For the year ended December 31, 2001, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2001, is included as part of Schedule III in Item 14.

Office Properties

The Company owns 12 office properties with total rentable square footage of 1,234,648. The office properties range in size from 47,800 square feet to 221,772 square feet, and have remaining lease terms ranging from one to 10 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2001, the weighted average

occupancy of the office properties was 89%.   The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2001, is $18.12.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases (1)
2002 (3)	95	215,393		$3,976		15.6%
2003	76	350,879		9,374		36.8%
2004	43	161,191		3,646		14.3%
2005	39	138,846		3,463		13.6%
2006	20	129,403		3,144		12.3%
Thereafter	13	59,442		1,869		7.4%

Total	286	1,055,154	(2)	$25,472	(4)	100.0%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(3) Includes leases that have initial terms of less than one year.

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2001, and thus differs from annualized net rent in the preceding table, which is based on 2001 rents.

Office/Warehouse Properties

The Company owns 11 office/warehouse properties aggregating 1,253,889 square feet. The office/warehouse properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 43,100 square feet to 320,000 square feet. As of December 31, 2001, nine of the office/warehouse properties were leased to multiple tenants and two were leased to single tenants. As of December 31, 2001, the weighted average occupancy of the office/warehouse properties was 88%.   The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2001, is $6.69.

The office/warehouse properties have leases whose remaining terms range from one to nine years.  Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases.  Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties’ operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

OFFICE/WAREHOUSE PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases (1)
2002 (3)	43	291,955		$1,957		22.4%
2003	49	156,815		1,472		16.9%
2004	29	96,712		718		8.2%
2005	11	132,642		1,925		22.1%
2006	9	237,123		1,601		18.4%
Thereafter	7	93,764		1,044		12.0%

Total	148	1,009,011	(2)	$8,717	(4)	100.0%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(3) Includes leases that have initial terms of less than one year.

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2001, and thus differs from annualized net rent in the preceding table, which is based on 2001 rents.

Shopping Center Properties

The Company owns 5 shopping center properties with total rentable square footage of 350,214. The shopping center properties range in size from 13,017 square feet to 108,139 square feet, and have remaining lease terms ranging from one to 20 years. The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2001, the weighted average occupancy of the shopping center properties was 75%.   The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2001, is $7.27.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases (1)
2002 (3)	3	29,450		$236		10.1%
2003	10	46,893		345		14.8%
2004	7	49,439		379		16.2%
2005	4	17,360		199		8.5%
2006	11	19,150		453		19.4%
Thereafter	5	79,496		723		31.0%

Total	40	241,788	(2)	$2,335	(4)	100.0%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(3) Includes leases that have initial terms of less than one year.

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2001, and thus differs from annualized net rent in the preceding table, which is based on 2001 rents.

Apartment Properties

As of December 31, 2001, the Company owns a 366-unit apartment property located in Houston, Texas, a 152-unit apartment property located in Riverside, California, a 125-unit apartment property located in Long Beach, California and a 408-unit apartment property located in St. Louis, Missouri. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 2001, the apartment properties were approximately 93% leased.   The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2001, is $10.95.

Development Land

The Company owns a 16.65 acre parcel of land in Phoenix, Arizona.  The site is irregularly shaped and is indicated to have had several uses, including a mobile home park, retail shops and a gasoline station.  The land has been cleared of all improvements since January 1997.  The land is held for future development.

ITEM 3. LEGAL PROCEEDINGS

Lewis-Madison Matter

On or about September 27, 2001, Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC (“Plaintiffs”), purporting to represent themselves and all others similarly situated, initiated an action (the “Action”) against the Company, CGS, William J. Carden, John N. Galardi and S-P Properties, Inc. in the Orange County Superior Court, Case No. 01 CC 000394 (“Defendants”) (hereinafter refer to as “Plaintiffs’ Compliant”).

Plaintiffs’ Complaint in the Action alleges claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ Complaint challenges the Consolidation, although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs allege that the approval was invalid and that the Consolidation constitutes a breach of fiduciary duty by each of the Defendants.  Plaintiffs further allege that the Consolidation constitutes a breach of partnership agreements governing the partnerships.

Plantiffs’ prayer for relief seeks the following: 1) an injunction prohibiting the Defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the Action may be maintained as a class action; 4) monetary/compensatory damages; 5) Plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.

The Company intends to vigorously defend against the claims asserted in the action.  On February 13, 2002, the Company filed a Demurrer to Plaintiff Complaint contending Plantiffs lack standing to assert some of the claims alleged, that Plaintiffs’ Complaint fails to state a cause of action for breach of fiduciary duty against the Company and the Plaintiffs’ Complaint fails to state a cause of action for breach of contract against the Company.  On March 15, 2002, the Orange County Superior Court sustained the Company’s Demurrer on the ground that Plaintiffs’ Complaint fails to state a cause of action for either breach of fiduciary duty or breach of contract against the Company, and overruled the Company’s

Demurrer on the ground of standing.  The Court gave the Plaintiffs’ twenty days leave to amend their Complaint, which amended compliant was received by the Company on April 3, 2002.  The Company has until May 8, 2002 to respond.

Teachout Matter

A subsidiary of CGS, S-P Properties, Inc., a California corporation, is a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. V. S.P. Properties, Inc. and Sierra Pacific Development Fund II (“Fund II”).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of the Technology building (the “Property”) from Fund II.  Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.  The loans to the general partner were made prior to the acquisition of the general partner by CGS and were assumed by an affiliate of CGS.  The purchase was negotiated prior to the acquisition of the general partner by CGS and closed immediately prior to the acquisition of the general partner.  CGS and its affiliates denied any liability.  The matter was settled and, pursuant to the settlement agreement, CGS’s subsidiary agreed to repay the amount of the notes with accrued interest.  The obligation to repay was guaranteed by John N. Galardi, a principal stockholder of ASR.  Under the settlement agreement, the payment was due in December 2000.  CGS did not make the payment when it was due because it did not have sufficient cash to make the payment.  As a result, the plaintiff terminated the settlement agreement.  Plaintiff amended its complaint to claim that additional loans in the amount of $500,000 were made by Fund II to affiliates of the general partner in violation of the partnership agreement.  In addition, plaintiffs amended their complaint to add the Company as a defendant as the successor-in-interest to Fund II and its general partner.  The Company’s response to the amended complaint is not yet due.  A trial setting conference is scheduled for May 10, 2002.  Notwithstanding the termination of the settlement agreement, the Company intends to make a distribution either in cash, stock, or both, to the former limited partners of Fund II in an amount equal to that which the partners would have been entitled to under the settlement agreement.  Principal and interest on this obligation, totaling approximately $8,069,000 is reflected in accrued and other liabilities in the accompanying consolidated financial statements of the Company at December 31, 2001.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

On November 20, 2001, the Company’s Common Stock began trading on the American Stock Exchange under the symbol AQQ.  The following table sets forth the high and low closing prices per share of the Company’s Common Stock from the commencement of trading on November 20, 2001, until December 31, 2001 and for the period January 1, 2002 through March 20, 2002.

Period Ending	High	Low
December 31, 2001	$13.30	$6.08
March 20, 2002	$7.07	$6.13

Holders

The approximate number of holders of record of the shares of the Company’s Common Stock was 7,725 as of March 20, 2002.

Distributions

No distributions were paid to holders of the Company’s Common Stock in 2001. The Company intends to make quarterly dividend distributions to stockholders beginning in 2002.

The Company intends to qualify as a REIT as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.  In general, a REIT is required to pay annual distributions to investors of at least 90% of its taxable income.

Recent Sales of Unregistered Securities

Concurrently with and immediately subsequent to the consummation of the Consolidation of the eight public funds into ASR, the Company issued 5,409,690 shares of Common Stock and the Operating Partnership issued 725,605 OP Units.  The shares and OP Units were issued pursuant to merger agreements and contribution agreements in connection with the acquisition of properties and assets from entities controlled or managed by CGS and its affiliates.  In addition, in October  2001, the Company issued 99,500 shares of its Common Stock to its officers and directors pursuant to the Company’s Omnibus Stock Incentive Plan (the “Plan”) and 20,000 shares of its Common Stock to its legal counsel as partial consideration for legal services.  The issuance of Common Stock by ASR and OP Units by the Operating Partnership are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The OP Units are redeemable at the option of the holder for either, at the option of ASR, (i) one share of Common Stock of ASR, or (ii) cash equal to the fair market value of one share of Common Stock of ASR at the date of conversion.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data is presented as of and for each of the five years ended December 31.  The selected financial data for the years ended 2000, 1999, 1998 and 1997 reflects the balance sheet data and operating data for SPPI84, the accounting acquirer.  Balance sheet data as of December 31, 2001 includes the assets and liabilities of entities acquired in the Consolidation.  Operating data includes the results of operations of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.

This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 14.

(Dollars in thousands, except for per share and per unit data)

	2001	2000	1999	1998	1997
OPERATING DATA:
Total revenues	$8,478	$742	$810	$726	$671
Property operating expense	3,581	302	288	243	227
General and administrative	2,863	163	185	148	146
Depreciation and amortization	2,366	151	249	259	236
Interest expense	2,651	129	137	148	115
(Loss) income from operations before minority interests and extraordinary item	(2,589)	325	357	125	(559)
Extraordinary item — net gain on extinguishment of debt	314	—	—	—	—
Net (loss) income	(2,038)	325	357	125	(559)

Basic per share data:
Net loss before extraordinary item (1)	$(.43)	N/A	N/A	N/A	N/A
Extraordinary item — net gain on
extinguishment of debt	.06	N/A	N/A	N/A	N/A
Net loss	(.37)	N/A	N/A	N/A	N/A

Per unit data:
Limited partner income (loss) per unit (2)	N/A	$4.18	$4.64	$1.62	$(7.26)
Distributions per partnership unit (2)	N/A	N/A	N/A	N/A	$.65

BALANCE SHEET DATA:
Total assets	$266,205	$11,210	$10,808	$10,558	$10,475
Total long term debt	179,207	1,350	1,398	1,485	1,562
Stockholders’ and partners’ equity	53,404	9,612	9,287	8,930	8,805

OTHER DATA:
Cash flow provided by (used in):
Operating activities	$(6,472)	$(30)	$1,078	$(67)	$(97)
Investing activities	2,421	436	(389)	127	(1,430)
Financing activities	6,301	(404)	(667)	(77)	1,512

(1)  The net loss per share data was based upon the weighted average shares of 5,529,190 for 2001.

(2) The limited partner income (loss) and distributions per partnership unit were based upon the number of  SPPI84 limited partnership units outstanding, 77,000 in all years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation which owns, manages and operates various income-producing properties.   As of December 31, 2001, through the Operating Partnership, the Company owned and operated 33 properties which consisted of 12 office, 11 office/warehouse, five shopping center, and four apartment properties, and one developmental land property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, the Midwest, Arizona and California.  The Company intends to qualify as a real estate investment trust as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.

On October 19, 2001, the Company was the legal acquirer and registrant in the Consolidation.  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and acquired certain assets and liabilities of CGS and the majority owned affiliates of CGS.  The accounting acquirer in the Consolidation was SPPI84, one of the eight public limited partnerships.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.   Prior to October 19, 2001, the Company was a wholly owned subsidiary of CGS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 8.

The major accounting policies followed by the Company are listed in Note 2. — Summary of Significant Accounting Policies. — in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•                  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.  The Company records rental income for the full term of each lease on a straight-line basis.  Accordingly, a receivable is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently (Deferred Rent Receivable).  When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

•                  Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

•                  The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning with the tax year ending on December 31, 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.  Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

On October 19, 2001, pursuant to the Consolidation, the Company acquired its initial 34 properties, which consisted of 3,664,635 square feet of office, office/warehouse, apartment and shopping center properties, and a parcel of land held for development.  At December 31, 2001, the weighted average occupancy of the properties was 88%.  The majority of the properties acquired in the Consolidation were recorded at fair market value.  One property, wholly owned by the accounting acquirer, SPPI84, remained at historical cost and three other properties partially owned by SPPI84 through its former joint venture partner, Sierra Mira Mesa Partners (“SMMP”), a California general partnership, remained at historical cost based on their proportions owned by SPPI84.

Therefore, the statement of operations for the year ended 2001 reflects the operating results of the accounting acquirer for the full year, and the acquired entities for October 20, 2001, through December 31, 2001, (“Stub Period”).  The statements of operations for the years ended December 31, 2000 and 1999 solely reflect the operating results of SPPI84.  Therefore, a discussion of operating results between 2001 and 2000 is not a true comparison.

The Company recorded rental revenue of $8,317,000 and expenses of $11,461,000 in 2001.  The rental revenue and expenses reflect the operations of the Company’s 33 properties for the Stub Period and the operating results of SPPI84 through for the year ended December 31, 2001.  Rental revenue of $583,000 and operating expenses of $745,000 generated in 2000 reflect operations SPPI84’s sole wholly owned property, Sierra Valencia.

Joint venture income from SPPI84’s investment its unconsolidated joint venture partner, SMMP, was $394,000 for the period from January 1 through October 19, 2001, compared to $328,000 for 2000.   This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.

The Company recognized a net gain on early extinguishments of debt of $314,000 for the year ended December 31, 2001.  The net gain was related to the payoff of two loans and the refinancing of two loans individually secured by four properties; Northwest Corporate Center, Creekside, Van Buren and Park Plaza I & II in November and December 2001.  No gain or loss on early extinguishments of debt was recorded in the prior year.

Holders of OP Units share of the loss was $267,000, which represented the 11.6% limited partner interest in the Operating Partnership not held by the Company at December 31, 2001.  In addition, minority interest expense of $30,000 was recognized in 2001 as a result of income generated on a partially owned property.  SPPI84 had no minority interests for the year ended December 31, 2000.

In November 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a deferred gain of approximately $232,000 and net proceeds of approximately $1,688,000.  It is anticipated that the net proceeds, which were held in escrow at December 31, 2001, will be used to acquire another property during the first six months of 2002. The Tower property was unencumbered.   Management believes it will be able to acquire another property in this time period.  In the event a property is not acquired, the deferred gain will be recognized in the current period.

Comparison of the year ended December 31, 2000, to the year ended December 31, 1999.

As stated above, the statements of operations for the years ended December 31, 2000, and 1999 reflect the results of operations of SPPI84.  Rental income decreased approximately $40,000, or 6%, principally due to occupancy fluctuations and lower common area maintenance fees billed between years at Valencia, SPPI84’s sole wholly-owned property.  Occupancy at Valencia fluctuated between 74% and 97% in 2000, as two tenants vacated during the year.  Available space was subsequently re-leased at higher rental rates.

As such, the weighted-average effective rent per square foot increased from $7.19 at December 31, 1999 to $7.52 at December 31, 2000. The decrease in rental income was also attributable to lower common area maintenance fees billed between years.  Supplemental billings were made in 1999 to recover higher than anticipated prior year common area maintenance fees.  The Valencia property was 93% occupied at December 31, 2000.

Total operating expenses of SPPI84 decreased approximately $107,000, or 15%, in comparison to 1999, primarily due to a decrease in depreciation and amortization expenses associated with the write-off of fully depreciated tenant improvements and lease costs.   Lower administrative costs incurred in 2000 also attributed to the decrease in total operating expenses.

In 1999, the SPPI84 received a principal pay-down of $943,000 on its note receivable from affiliate and recognized $83,000 of its deferred gain associated with the note.  No such activity was incurred in 2000.

SPPI84’s share of income from its joint venture investment in SMMP increased approximately $4,000, or 1%.  This increase was primarily due to an increase in SPPI84’s ownership interest in SMMP during 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company used net cash in operating activities of $6,472,000 during 2001 which represents the results of the accounting acquirer for the full year, and the acquired entities for October 20, 2001, through December 31, 2001.  This amount was comprised of (i) net loss of $2,038,000 adjusted for non-cash items of $1,145,000 and (ii) the net change in operating assets and liabilities $5,579,000.

Net cash generated by investing activities of $2,421,000 was primarily the result of $2,518,000 in cash acquired in connection with the Consolidation.

Net cash provided by financing activities amounted to $6,301,000 during 2001.  The net cash generated was principally comprised of proceeds received from additional borrowings of $23,564,000 adjusted for repayments of borrowings of $16,749,000 as detailed below.

Three new loan agreements were entered into with a lender, each individually secured by the following properties; Sorrento II, Creekside, and Park Plaza I & II.  These loans totaled $17,420,000.  The loans bear interest at fixed rates, with a weighted average interest rate of 7.29% per annum (ranging from 7.17% to 7.54%), and mature at various dates in 2011 and 2012.

Modification agreements were also entered into with a bank involving five secured loans that generated additional loan proceeds of $4,784,000 and extended maturity to December 31, 2002.  These loans, whose balances totaled approximately $26,483,000 at the time of the modifications, bear interest at Libor plus 3%.  In addition, the bank funded $1,310,000 on a $1,350,000 term loan at Libor plus 3% maturing December 31, 2002.  Loans coming due at the end of 2002 will either be repaid with the proceeds of refinancing or the term of the loan will be extended.

The Company refinanced six secured loans totaling $13,103,000 and two unsecured loans totaling $1,580,000 with proceeds obtained from the new loans and modification agreements, and made other loan pay-downs and scheduled principal payments of $2,066,000 during the year.

The Company expects to meet its short-term liquidity requirements from cash generated by operations.  The Company believes that its cash generated by operations will be adequate to meet normal operating expenses.

The Company is projecting the need for substantial cash to fund obligations other than normal operating expenses in 2002.  These obligations include capital costs related to re-leasing space, improvements to properties, repayment of notes issued in the Consolidation, and payment of other liabilities arising from a litigation settlement agreement that was subsequently declared void.  The Company may sell at least one property, and is in the process of refinancing several other properties to generate the cash necessary to fund the non-operating capital costs.

The Company will consider issuance of stock or OP Units in order to acquire additional properties.  There can be no assurance that the Company will be successful in doing so.

The Company intends to qualify as a REIT beginning in 2003.  If the Company becomes a REIT, it must pay distributions to investors of at least 90% of its taxable net income.  The Company anticipates cash generated by operations will be sufficient to meet distribution requirements.

PREDECESSOR FINANCIALS

CGS and its majority-owned affiliates were involved in real estate developement, management, ownership and operation. On October 19, 2001, subsidiaries of ASR acquired certain assets and liabilities of CGS and its majority-owned affiliates pursuant to the Consolidation. The private entities and public limited partnerships included in the Consolidation were engaged in substantially the same business as CGS. Prior to October 19, 2001, ASR was a wholly-owned subsidiary CGS. ASR was established to be the legal acquirer and registrant in the Consolidation. The accounting acquirer in the Consolidation was SPPI84, one of the eight public limited partnerships. The financial statements of CGS and its majority-owned affiliates are included in this filing as a predecessor entity.

INFLATION

Substantially all of the leases at the industrial and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of one month to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustment and pass-through of increases in operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on Management beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: ASR’s level of indebtedness and ability to refinance its debt; the fact that ASR’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the Consolidation; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with ASR’s strategy of investing in under-valued assets; general economic, business and market conditions; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-K.

RISK FACTORS

The Company’s increased leverage increases its risk of default. This could adversely affect the Company’s results of operations, ability to make distributions and market price of its Common Stock.

The Company expects to increase its indebtedness to 70% of the appraised value of its assets.  Any increase in the Company’s leverage could increase the Company’s risk of default on its obligations and adversely affect the Company’s funds from operations and its ability to make distributions to its stockholders. The Company will have a higher ratio of indebtedness to assets than many REITs.  This could adversely affect the market price for the Company’s Common Stock.

There are risks inherent in the Company’s acquisition and development strategy.  The Company may not make profitable investments.

The Company plans to pursue its growth strategy through the acquisition and development of additional properties.  To the extent that the Company pursues this growth strategy, it does not know that it will succeed.  The Company may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing. In addition, investing in additional properties is subject to many risks.  For instance, if an additional property is in a market in which the Company does not invest, the Company will have relatively little experience in and may be unfamiliar with that new market.  Also, the Company’s acquisition strategy of investing in under-valued assets subjects the Company to increased risks.  The Company may not succeed in turning around these properties.  The Company may not make a profit on these investments.

The Company has a history of losses.  The Company cannot assure the stockholders that it will become profitable in the future.

The Company has incurred losses on a pro forma basis in 2000 and 2001. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.  If the Company is not successful, it will reduce or eliminate the distributions that stockholders receive from the Company.

The Company is responsible for liabilities of entities included in the Consolidation.  This could require the Company to make additional payments and reduce its available cash.

Subsidiaries of the Company merged with CGS’s majority-owned affiliates and the Operating Partnership acquired assets of CGS and some of its subsidiaries.  Some of these companies were engaged in the business of serving as general partners of limited partnerships and investing in and managing real properties.  As a result of the consolidation, the Company or its subsidiaries may be responsible for liabilities arising out of the prior operations of these entities.  These liabilities may include claims asserted in connection with pending litigations against the Company and unknown contingent liabilities.  As a result, the Company may expend cash to pay these liabilities.  Any payments would reduce cash available for distribution to stockholders.

The Company will need to refinance mortgage loans and obtain additional financing to meet its obligations and fulfill its acquisition strategy.

The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures. To meet these obligations, the Company will be required to refinance mortgage indebtedness to provide cash. The Company cannot assure you that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations. In addition, to fulfill the Company’s growth strategy, the Company will  require it to raise additional cash through debt or equity financing.

The Company’s properties may not be profitable, may not result in distributions and/or may depreciate.

Properties acquired by the Company: (i) may not operate at a profit;  (ii) may not perform to the Company’s expectations;  (iii) may not appreciate in value; (iv) may depreciate in value; (v) may not ever be sold at a profit; and/or (vi) may not result in dividends. The marketability and value of any properties will depend upon many factors beyond the Company’s control.

Upon expiration of current leases, the Company may not enter into favorable leases.

Over the next three years, approximately 49% of the square footage of the leases on the Company’s office/warehouse, office and shopping center properties will expire.  The Company may be unable to enter into leases for all or a portion of this space.  If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses.  If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company’s Common Stock.

Real property investments entail risk.  These risks could adversely affect the Company’s distributions.

The Company is subject to the risks of investing in real property.  In general, a downturn in the national or local economy, changes in the zoning or tax laws or the availability of financing could affect the performance and value of the properties. Also, because real estate is relatively illiquid, the Company may not be able to respond promptly to adverse economic or other conditions by varying its real estate holdings.

The Company may invest in joint ventures, which adds another layer of risk to its business.

The Company may acquire properties through joint ventures, which could subject the Company to certain risks that may not otherwise be present if investments were made directly by the Company.  These risks include: (i) the potential that the Company’s joint venture partner may not perform; (ii) the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to those of the Company; (iii) the joint venture partner may take actions contrary to the requests or instructions of the Company or contrary to the Company’s objectives or policies; and  (iv) the joint venturers may not be able to agree on matters relating to the property they jointly own.

The Company also may participate with other investors, including, possibly investment programs or other entities affiliated with Management, in investments as tenants-in-common or in some other joint ownership or venture.  The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an unresolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.

The Company could incur unforeseen environmental liabilities.

Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring regulated hazardous substances released on or from a property.  These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release.  The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties.  In addition, these factors could hinder the Company’s ability to borrow against the properties.  The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs.  In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances.  The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties.  Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties.  The costs of complying with these environmental laws and regulations for the Company’s properties could adversely affect the Company’s operating costs and, if contamination is present, the value of those properties.

The Company faces intense competition in all of its markets.

Numerous properties compete with the Company’s properties in attracting tenants to lease space.   Additional properties may be built in the markets in which the Company’s properties are located.  The number and quality of competitive properties in a particular area will have a material effect on the Company’s ability to lease space at existing properties or at newly acquired properties and on the rents charged.  Some of these competing properties may be newer or better located than the Company’s properties.  There are a significant number of buyers of properties, including institutional investors and publicly traded REITs.  Many of these competitors have significantly greater financial resources and experience than the Company.  This has resulted in increased competition in acquiring attractive properties.  This competition can adversely affect the Company’s ability to acquire properties and increase its distributions.

The Company will not elect to operate as a REIT before the commencement of the taxable year ending December 31, 2003 and the Company may never elect REIT status.

The Company does not intend to qualify as a REIT until 2003.  Further, the Company is not required to make a REIT election and the Board of Directors may determine not to make a REIT election.  The Company will be taxed as a C corporation if the Board of Directors of the Company determines not to make a REIT election, or for any time period before an effective REIT election.  If the Company is taxed as a C corporation, it will be subject to a corporate income tax.  The stockholders will also have to pay taxes on any distributions they receive.  The Company intends to make an effective REIT election and begin operating as a REIT effective for its 2003 fiscal year.  If the Company qualifies as a REIT, it will cease to be taxed as a C corporation.

If the Company fails to qualify as a REIT for tax purposes or does not make a REIT election, the Company will pay federal income taxes at corporate rates.

If the Company fails to qualify as a REIT, the Company will pay federal income taxes at corporate rates. The Company’s qualification as a REIT depends on meeting the requirements of Code and Regulations applicable to REITs. The Company has not requested, and does not plan to request, a ruling from the Internal Revenue Service that it qualifies as a REIT.  It has received an opinion, however, from its tax counsel, that it will meet the requirements for qualification as a REIT.  The tax counsel’s opinion is based upon representations made by the Company regarding relevant factual matters, existing Code provisions, applicable regulations issued under the Code, reported administrative and judicial interpretations of the

Code and regulations, the tax counsel’s review of relevant documents and the assumption that the Company will operate in the manner described in this consent solicitation.  However, you should be aware that opinions of counsel are not binding on the Internal Revenue Service or any court.

A REIT is subject to an entity level tax for a ten-year period on the sale of property with a fair market value in excess of basis it held before electing REIT status.  During the 10-year period following its qualification as a REIT, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets including all the assets transferred to it as part of the consolidation it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.

If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates.  In addition to these taxes, the Company may be subject to the federal alternative minimum tax and various state income taxes.  If the Company qualifies as a REIT and its status as a REIT is subsequently terminated or revoked, unless specific statutory provisions entitle the Company to relief, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.   Therefore, if the Company fails to qualify as a REIT or loses its REIT status, the funds available for distributions would be reduced substantially for each of the years involved.  In addition, dividend distributions that the Company makes would generally be taxed at income tax rates on ordinary income.

To qualify as a REIT, the Company must meet asset requirements.  If the Company fails to meet these asset requirements, it will pay tax as a corporation.

For taxable years beginning after December 31, 2000, in order to qualify as a REIT, at least 75% of the value of the Company’s assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities.

In addition, the Company may not have more than 25% of the value of its assets represented by securities other than government securities and not more than 20% of the value of its total assets represented by the securities of one or more taxable REIT subsidiaries.   Additionally, with the exception of securities held in a taxable REIT subsidiary, the Company may not own:  (i) securities in any one Company (other than a REIT) which have, in the aggregate, a value in excess of 5% of the value of the Company’s total assets; (ii) securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer and (iii) securities having a value of more than 10% of the total value of the outstanding securities of any one issuer.

The 75% and 5% tests are determined at the end of each calendar quarter. If at the end of any calendar quarter (plus a 30-day cure period), the Company fails to satisfy either test, it will cease to qualify as a REIT.

To qualify as a REIT, the Company must meet distribution requirements. If it fails to do so, it will pay tax as a corporation.

Subject to adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income.  In the event that the Company does not have sufficient cash, this distribution requirement may limit the Company’s ability to acquire additional properties.  Also, for the purposes of determining taxable income, the Code may require the Company to include rent and other items not yet received and exclude payments attributable to expenses that are deductible in a different taxable year.  As a result, the Company could have taxable income in excess of cash available for distribution.  In that case, the Company may have to borrow funds or liquidate some of its assets in order to make sufficient distributions and maintain its status as a REIT or obtain approval from its stockholders in order to make a consent dividend.

The Company must meet limitations on share ownership to qualify as a REIT. These limitations may deter parties from purchasing the Company shares.

In order to protect its REIT status, the articles of incorporation include limitations on the ownership by any single stockholder of any class of the Company capital stock.  The amended and restated articles of incorporation also prohibit anyone from buying shares if the purchase would cause the Company to lose its REIT status.  These restrictions may discourage a change in control of the Company, deter any attractive tender offers for the Company shares or limit the opportunity for stockholders to receive a premium for the

Company shares.

Future changes in tax law could adversely impact the Company’s qualification as a REIT.

The Company’s treatment as a REIT for federal income tax purposes is based on the tax laws currently in effect.  The Company is unable to predict any future changes in the tax laws that would adversely affect its status as a REIT.  In the event that there is a change in the tax laws that prevents the Company from qualifying as a REIT or that requires REITs to pay corporate level federal income taxes, the Company may not be able to make the same level of distributions to its stockholders.  In addition, such change may limit the Company’s ability to invest in additional properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings.

It is the Company’s policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements.

At December 31, 2001, the Company’s total indebtedness included fixed-rate debt of $134,596,000 and floating-rate indebtedness of $44,611,000.  The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.  The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company’s policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Net Loan Premiums	Total	Fair Value
	(dollars in thousands)
Secured Fixed	$5,086	$1,427	$8,292	$5,134	$3,249	$88,428	$4,829	$116,445	$116,445
Average interest rate	10.22%	7.97%	7.37%	9.72%	8.42%	7.88%		8.05%

Secured Variable	$35,976	$757	$3,642	$193	$154	$3,615	$—	$44,337	$44,337
Average interest rate	4.96%	6.51%	8.90%	6.96%	6.78%	6.59%	5.46%

Unsecured Fixed	$2,879	$—	$—	$—	$—	$—	$—	$2,879	$2,879
Average interest rate	11.69%	11.69%

Unsecured Variable	$274	$—	$—	$—	$—	$—	$—	$274	$274
Average interest rate	5.12%							5.12%

Bonds	$277	$306	$326	$356	$282	$11,034	$—	$12,581	$12,581
Average interest rate	7.93%	7.88%	7.88%	7.84%	8.34%	6.39%		6.58%

The Company believes that the fair values of such instruments approximate carrying value at December 31, 2001.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $446,000, based upon the balances outstanding on variable rate instruments at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14. - Exhibits, Financial Statement Schedules And Reports On Form 8K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2002, the Company filed Form 8-K disclosing that the Company and Arthur Andersen LLP  (“AA”) agreed that the client-auditor relationship between the Company and AA had been terminated.  On February 22, 2002, the Company filed Form 8-K disclosing that the Company engaged BDO Seidman, LLP to act as its independent auditors effective on such date.  During the period ended December 31, 2001, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

NAME	POSITION	AGE	APPROXIMATE TIME IN OFFICE (1)
William J. Carden	Chief Executive Officer, President and	57	Since 1989
	Chairman of the Board
Timothy R. Brown	Director	55	Since 2000
William W. Geary, Jr.	Director	59	Since 2000
Lawrence E. Fiedler	Director	63	Since 2000
Harry A. Mizrahi	Chief Operating Officer, Senior Vice	44	Since 2000
	President and Director
Thomas N. Thurber	Chief Financial Officer and Senior	51	Since 1995
	Vice President
Paul E. Perkins	Senior Vice President	36	Since 1994
Patricia A. Nooney	Senior Vice President	45	Since 1997

(1)  Including service with CGS and its affiliates.

William J. Carden — Mr. Carden is Chairman of the Board, Chief Executive Officer and President of the Company.  In addition to his responsibilities for the Company, Mr. Carden is president and one of the founders of CGS. Mr. Carden also serves as Chairman of the Board of American Spectrum Real Estate Services, Inc., a full service real estate broker, two of the offices of which are Coldwell Banker Commercial franchises.  He received an accounting degree from Long Beach State.  In connection with serving as a general partner or controlling person of the general partner of limited partnerships, Mr. Carden has been named as a defendant in law suits brought by investors, which among other things have alleged fraud and breach of fiduciary duty.

Timothy R. Brown - Mr. Brown is a director of the Company and has been a Partner in the law firm of Thompson Knight L.L.P. since 1999. Prior to that he was a founder and Partner of Brown, Parker & Leahy L.L.P. He received his B.A. from Stanford University and his Juris Doctorate from the University of Texas School of Law.  Mr. Brown is Chairman of the Company’s audit committee.

William W. Geary, Jr. - Mr. Geary is a director of the Company and has served as the President of Carlsberg Management Company, a real estate development company, since February 1986. Mr. Geary received his M.B.A. and B.S. degrees from Northwestern University in Chicago, Illinois.  Mr. Geary holds the designations of Charter Financial Analyst, Certified Property Manager (“CPM”), Specialist in Real Estate Securities (SRS) and the Certified Commercial-Investment Member (“CCIM”).  He is a Member of Los Angeles Society of Security Analysts.   Mr. Geary is a member of the Company’s audit committee.

Lawrence E. Fiedler - Mr. Fiedler is a director of the Company and has served as President of JRM Development Enterprises, Inc. and its affiliated companies since 1987. These companies have developed, acquired, managed and leased retail, residential and commercial properties throughout the United States. In addition, Mr. Fiedler has been an Adjunct Professor at the New York University Real Estate Institute since 1979. Mr. Fiedler received a Bachelor of Sciences degree from Syracuse University, an LLB from New York University School of Law and an LLM from New York University School of Law in Taxation. In November 2000, a limited partnership in which Mr. Fiedler is the President and sole Director of the general partner, filed a petition for reorganization under Chapter XI of the Federal Bankruptcy Act.  Mr. Fiedler is a member of the Company’s audit committee.

Harry A. Mizrahi - Mr. Mizrahi is Chief Operating Officer of the Company. During 1999-2000, Mr. Mizrahi headed the New York office of International Property Corporation, an affiliate of the Reichmann Group of Companies. Mr. Mizrahi is also an Adjunct Assistant Professor at New York University’s Real Estate Institute. From 1994-1998, Mr. Mizrahi was a Vice President and Director of Salomon Brothers’ and

Salomon Smith Barney’s Real Estate Investment Banking Groups. During 1981-1991, Mr. Mizrahi was employed by Eastdil Realty and became an officer and Partner. Mr. Mizrahi received a B.A. from Northwestern University and an M.B.A. from Columbia University Graduate School of Business, and attended Harvard University Kennedy School of Government.

Thomas N. Thurber — Mr. Thurber is Chief Financial Officer of the Company.  Mr. Thurber served as the Chief Financial Officer of CGS from 1995 until the Consolidation.  Prior to joining CGS, from 1993 through 1995 he was self-employed as a real estate advisor and investor in Houston. From 1989 to 1993, Mr. Thurber was the Director of Real Estate and Chief Financial Officer for the Horowitz Trust, a real estate investment firm; from 1987 to 1989 he held the same positions with The Vanderbilt Group, a retail development company in Southern California. Mr. Thurber was a partner in a regional C.P.A. firm, Williamson & Associates (later BDO Seidman), from 1983 to 1987. In 1982 and 1983, Mr. Thurber served as Senior Controller for Joseph C. Canizaro Interests, a real estate developer in New Orleans. From 1979 to 1982, Mr. Thurber was the Controller, U.S. Operations for Daon Corporation and from 1972 to 1979 he held various positions with Arthur Andersen LLP, progressing to Senior Tax Manager. Mr. Thurber is a CPA and holds a degree in accounting from Florida State University.

Paul E. Perkins — Mr. Perkins is a Senior Vice President of the Company.  Mr. Perkins was an officer of CGS from 1994 until the Consolidation. From 1988 to 1992, he was an investment broker with the Seeley Company, a Los Angeles-based commercial real estate brokerage firm. Mr. Perkins holds an undergraduate degree in business and finance from the University of Southern California and a Master’s Degree in real estate from New York University.

Patricia A. Nooney - Ms. Nooney is a Senior Vice President of the Company.   Ms. Nooney served as President of the St. Louis office of Coldwell Banker Commercial American Spectrum from October 1997 until the Consolidation.  From 1981 through September 1997, Ms. Nooney was an officer of Brooklyn Street Properties, Inc. Ms. Nooney was an auditor with Deloitte & Touche from 1978 to 1981. Ms. Nooney received a B.A. in Business Administration from the University of Miami. Ms. Nooney holds the designations of CPM and CCIM. She serves as the national president-elect of the Institute of Real Estate Management (“IREM”) in 2002.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned for the calendar year 2001 by the persons who served as the Company’s chief executive officer during the last completed fiscal year; and the four most highly compensated officers of the Company other than the chief executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus equaled or exceeded $100,000 (“Named Executive Officers”).

Name and Principal Position

Year

Salary

Restricted Stock Awards $(1)

Securities Underlying Options # (2)

William J. Carden, Chief Executive Officer	2001	(3)	$262,500	12,500
Harry A. Mizrahi, Chief Operating Officer	2001	(4)	$525,000	25,000
Thomas N. Thurber, Chief Financial Officer	2001	(5)	$525,000	25,000
Paul E. Perkins, Senior Vice President	2001	(6)	$150,000	7,500
Patricia A. Nooney, Senior Vice President	2001	(7)	$30,000	2,250

(1)  Represents the following number of shares issued pursuant to the Plan: Mr. Carden 17,500; Mr. Mizrahi 35,000; Mr. Thurber 35,000; Mr. Perkins 10,000; and Ms. Nooney 2,000. The dollar value is based on $15.00 per share which was the exchange value used in connection with the Consolidtion which equals or exceeds the fair market value per share on the date of grant:  The shares are subject to repurchase by the Company upon termination of the individual’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant, October 15, 2001. Recipients of restricted stock paid no consideration to the Company for the shares, have the right to vote all shares subject to such grant, and to receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of grant and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipients shall not transfer the ASR shares during the restriction period.

(2)  The rights to purchase these shares were granted pursuant to Plan on October 15, 2001, with an exercise price of $15.00 per share, which was equal to or exceeds the fair market value of the Company’s stock at the time of the grant.  The stock options granted vest 25% annually with the initial 25% vesting on the date of grant.

(3) Mr. Carden earned $372,083 paid by CGS and its affiliates prior to the Consolidation and earned $100,417 paid by the Company to Mr. Carden and corporations he controls.  In addition, in November 2001, the Company paid Mr. Carden a cash bonus of $100,000.

(4)  Mr. Mizrahi earned $158,334 paid by CGS and its affiliates prior to the Consolidation and earned $41,666 paid by the Company.

(5)  Mr. Thurber earned $169,708 paid by CGS and its affiliates prior to the Consolidation and earned $57,292 paid by the Company.

(6)  Mr. Perkins earned $67,291 paid by CGS and its affiliates prior to the Consolidation and earned $24,375 paid by the Company.  In addition, in February 2002, the Company paid Mr. Perkins a cash bonus of $100,000.

(7)  Ms. Nooney earned $114,791 paid by CGS and its affiliates prior to the Consolidation and earned $26,875 paid by the Company.

Employment Agreements

The Company is in the process of negotiating employment agreements with William J. Carden, Harry A. Mizrahi, Thomas N. Thurber, Paul E. Perkins and Patricia A. Nooney. It is contemplated that each of the employment agreements will provide for a base salary as follows: William J. Carden - $480,000; Harry A. Mizrahi - $200,000, subject to increase up to $500,000 upon achievement of targets relating to the Company’s total assets; Thomas N. Thurber - $300,000, Paul E. Perkins - $125,000; and Patricia A. Nooney - $175,000.  In addition, the employment agreements may provide for a discretionary bonus.

The following number of shares of Common Stock and the grant of options to purchase the number of ASR shares set forth below were issued: William J. Carden - grant of 17,500 shares and 12,500 options; Harry A. Mizrahi - grant of 35,000 shares and 25,000 options; Thomas N. Thurber - grant of 35,000 shares and 25,000 options; Paul E. Perkins - grant of 10,000 shares and 7,500 options; and Patricia A. Nooney - grant of 2,000 shares and 2,250 options. Such options were granted at $15 per share on the date of the consummation of the Consolidation.  In addition, it is contemplated that options will be granted on the six month anniversary of the consummation of the Consolidation at the fair market value on the date of grant as set forth below:  William J.Carden — 12,500 options; Harry A. Mizrahi — 25,000 options; Thomas N. Thurber — 25,000 options; Paul E. Perkins — 7,500 options; and Patricia N. Nooney 2,250 options. The stock grants and options will vest over a four-year period.

Option and Restricted Share Plans

The Company has adopted the Plan. The Board believes that the Plan is in the best interest of ASR and will enable it to attract and retain highly qualified executive officers, directors and employees.

The Plan was administered by the Board of Directors and provides for the granting of options, stock appreciation rights, restricted stock and performance units and shares. Under the Plan, 720,000 ASR shares are available for issuance to executive officers, directors or other key employees of the Company.  Options to acquire ASR shares are expected to be in the form of incentive and non-qualified stock options and are exercisable for up to 10 years following the date of the grant. The exercise price of each option will be set by the Board of Directors, but the Plan requires that the price per ASR share must be equal to or greater than the fair market value of the ASR shares on the grant date.

The Plan also provides for the issuance of stock appreciation rights (“SARS”), which generally entitle a holder to receive cash or stock, as determined by the Board of Directors at the time of exercise, equal to the difference between the exercise price and the fair market value of the ASR shares, restricted ASR shares to executive officers, directors or other key employees upon such terms and conditions as shall be determined by the Board of Directors in its sole discretion and other performance-based incentives.

Stock Option Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options to the Named Executive Officers during the period ended December 31, 2001.  No SARS  were granted by the Company during the last fiscal year.  See Compensation Table above for details of restricted stock granted.

Name	Options/ SARS Granted	% of Options/SARS Granted During Fiscal Year (1)	Exercise Price/ Share (2)	Expiration Date (3)	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% (4)	10% (4)
William J. Carden	12,500	14.3%	$15.00	10/15/2011	$117,918	$298,827
Harry A. Mizrahi	25,000	28.7%	$15.00	10/15/2011	235,835	597,653
Thomas N. Thurber	25,000	28.7%	$15.00	10/15/2011	235,835	597,653
Paul E. Perkins	7,500	8.6%	$15.00	10/15/2011	70,751	179,296
Patricia A. Nooney	2,250	2.6%	$15.00	10/15/2011	21,225	53,789

(1) Aggregate for all fiscal year 2001 grants.

(2) The exercise price was equal to or exceeds the fair market value of the Company’s Common Stock on the date of grant.

(3) The stock options granted vest 25% annually with the initial 25% vesting on the date of grant.

(4)  The amounts disclosed in these columns, which reflect appreciation of the Company’s Common Stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company’s Common Stock price and are not necessarily indicative of actual values which may be realized by the Named Executive Officers.  These assumed rates of 5% and 10% would result in the Company’s Common Stock price increasing from $15.00 per share to approximately $24.43 per share and $38.90 per share, respectively.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2001, and Fiscal Year End Option Values.

The following table sets forth information regarding each exercise of stock options during the fiscal year ended December 31, 2001, by the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARS at FYE Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARS At FYE Exercisable/ Unexercisable
William J. Carden	—	—	3,125/	9,375	—/—
Harry A. Mizrahi	—	—	6,250/	18,750	—/—
Thomas N. Thurber	—	—	6,250/	18,750	—/—
Paul E. Perkins	—	—	1,875/	5,625	—/—
Patricia A. Nooney	—	—	562/	1,688	—/—

Compensation of Directors

Each non-employee director receives $12,000 annually for serving on the Board of Directors, as well as fees of $1,000 per meeting attended and $500 for each telephonic meeting in which the Director participates, including committee meetings.  A director may elect to receive the fee in cash or ASR shares.  The Director is also reimbursed for travel expenses for attending meetings.  Under the Plan, each non-employee director was granted the option to purchase 5,000 shares at $15.00 per share which represents the fair market value on the date of grant and each non-employee director is entitled to a grant of the option to purchase an additional 5,000 shares on the six-month anniversary of the closing of the Consolidation at the fair market value on the date of grant.  In addition, each non-employee director is entitled to an annual automatic grant of an option to acquire 5,000 ASR shares. The first automatic grant will be on the date of the 2002 annual meeting.  The annual grant will be at the fair market value on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2002, the number and percentage of outstanding shares of Common Stock of the Company owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and Named Executive Officers, as a group.  Except as otherwise specified, the named beneficial owner has sole voting and investment power.

NAME OF BENEFICIAL OWNER (1)	NUMBER OF SHARES OF COMMON STOCK (2)	PERCENTAGE OF OUTSTANDING COMMON STOCK (3)
Directors and Executive Officers
William J. Carden (4)	1,268,175	20.3%
Harry A. Mizrahi(5)	41,250	*
Thomas N. Thurber (6)	41,250	*
Paul E. Perkins (7)	11,875	*
Patricia A. Nooney (8)	2,562	*
Timothy R. Brown (9)	6,250	*
William W. Geary, Jr. (10)	1,250	*
Lawrence E. Fiedler (11)	6,250	*
All Directors and Executive Officers as a Group (8 persons) (12)	1,378,862	22.0%

Others
John N. Galardi (13)	867,889	13.9%
Ira J. Gaines (14)	312,640	5.0%

*Less than 1%.

(1) Except as specifically noted in the footnotes below, the address of each of the named beneficial owners is c/o American Spectrum Realty, Inc., 7700 Irvine Center Dr., Suite 555, Irvine, California 92618.

(2) For each beneficial owner, ASR shares subject to options or conversion rights exercisable, respectively within 60 days of February 28, 2002 were deemed outstanding. Includes as to Messrs. Carden and Galardi ASR shares issuable in exchange for OP Units.

(3) The percentage ownership is based on 5,529,190 outstanding shares of Common Stock; 725,605 convertible OP Units; and shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(4) Includes 17,500 shares, which is subject to repurchase by the Company on termination of Mr. Carden’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Includes 726,702 ASR shares and 538,348

ASR shares issuable on exchange of OP Units owned by Mr. Carden and the persons or entities listed below, including the following: (i) the 17,500 shares referred to above, (ii) 2,000 OP Units owned by Mr. Carden, (ii)  76,608 OP Units owned by trusts for the benefit of Mr. Carden’s children, as to which Michael L. Matkins is trustee, (iii) 257,258 ASR shares and 179,798 OP Units owned by Mr. Carden’s wife, (iv)  50,312 ASR shares and 77,671 OP Units owned by a corporation controlled by  Mr. Carden and  (v) 401,632 ASR shares and 202,271 OP Units reported owned by corporations controlled by Mr. Carden and Mr. Galardi. The ASR shares and OP Units owned by such corporations may be deemed to be beneficially owned by each of such persons.  Mr. Carden disclaims beneficial ownership of the shares and OP Units held by his wife and trusts for his children. Includes 3,125 ASR shares, which Mr. Carden has the right to acquire upon the exercise of stock options within 60 days.  Of the 401,632 ASR shares and 202,971 OP Units reported owned by corporations controlled by Mr. Carden and  Mr. Galardi, 376,632 ASR shares and 202,271 OP Units are also reported in the total for Mr. Galardi.   Of these shares reported owned by corporations controlled by Mr. Carden and Mr. Galardi, Mr. Carden has an economic interest in 212,427 ASR shares and 101,135.5 OP Units.

 (5) Includes 35,000 ASR shares, which is subject to repurchase by the Company on termination of Mr. Mizrahi’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Also includes 6,250 ASR shares, which Mr. Mizrahi has the right to acquire upon the exercise of stock options within 60 days.

(6) Includes 35,000 ASR shares, which is subject to repurchase by the Company on termination of Mr. Thurber’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Also includes 6,250 ASR shares, which Mr. Thurber has the right to acquire upon the exercise of stock options within 60 days.

(7) Includes 10,000 ASR shares, which is subject to repurchase by the Company on termination of Mr. Perkins’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Also includes 1,875 ASR shares, which Mr. Perkins has the right to acquire upon the exercise of stock options within 60 days.

(8) Includes 2,000 ASR shares, which is subject to repurchase by the Company on termination of Ms. Nooney’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Also includes 562 ASR shares, which Ms. Nooney has the right to acquire upon the exercise of stock options within 60 days.

(9) Mr. Brown’s address is Two Allen Center, 1200 Smith Street, Suite 3600, Houston, Texas 77002.  Includes 1,250 ASR shares, which Mr. Brown has the right to acquire upon the exercise of stock options within 60 days.

(10) Mr. Geary’s address is 6171 West Century Boulevard, Suite 100, Los Angeles, California 90045.  Includes 1,250 ASR shares, which Mr. Geary has the right to acquire upon the exercise of stock options within 60 days.

(11) Mr. Fiedler’s address is 156 West 56th Street, Suite 1101, New York, New York 10019.  Includes 1,250 ASR shares, which Mr. Fiedler has the right to acquire upon the exercise of stock options within 60 days.

(12)  Includes 99,500 shares, which are subject to repurchase by the Company on termination of employment of certain officers for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Includes (i) 2,000 OP Units owned by Mr. Carden , (ii)  76,608 OP Units owned by trusts for the benefit of Mr. Carden’s children, as to which Michael Matkins is trustee, (iii) 257,258 ASR shares and 179,798 OP Units owned by Mr. Carden’s wife, (iv)  50,312 ASR shares and 77,671 OP Units owned by a corporation controlled by  Mr. Carden and  (v) 401,632 ASR shares and 202,271 OP Units reported owned by corporations controlled by Mr. Carden and Mr. Galardi.  The ASR shares and OP Units owned by such corporations may be deemed

to be beneficially owned by each of such persons.   Includes 21,812 ASR shares, which certain executive officers and directors have the right to acquire upon the exercise of stock options within 60 days.

(13) Mr. Galardi’s address is 4440 Von Karman Avenue #222, Newport Beach, CA 92660. Includes 286,986 ASR shares and 2,000 OP Units owned by Mr. Galardi. Also includes 376,632 ASR shares and 202,271 OP Units owned by corporations controlled by Mr. Carden and Mr. Galardi. The ASR shares owned by such corporations may be deemed to be beneficially owned by each of such persons.  The 376,632 ASR shares and 202,271 OP Units are also reported in the total for Mr. Carden. Of these shares reported owned by corporations controlled by Mr. Carden and Mr. Galardi, Mr. Galardi has an economic interest in 187,427 ASR shares and 101,135.5 OP Units.

(14) Information obtained from Schedule 13D as filed by Mr. Gaines dated November 29, 2001.  Mr. Gaines together with IG Holdings, Inc., Hintzin Capital Group, Paradise Wire Pension Plan and Sunshine Wire Pension Plan (entities controlled solely by Mr. Gaines) hold 193,671 ASR shares.  In addition, Mr. Gaines shares voting and dispositive power over 119,069 ASR shares owned by Baseline Investment, a general partnership, Deuce Investment, a general partnership, and Summit Venture, a limited partnership.  Mr. Gaines is a 50% owner of each of the partnerships referred to.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Consolidation, limited partnerships and limited liability companies owned or controlled by William J. Carden and John N. Galardi and their family members and affiliates merged into certain subsidiaries of the Company and the Company acquired assets from corporations controlled by them.  Sixteen properties, in which these principal shareholders own interests, along with the CGS Management Company, were acquired as a result of the Consolidation.  In addition, the principal stockholders held limited partnership interests in the public limited partnerships.  The principal stockholders and members of their family received 985,588 shares of Common Stock and 540,348 OP Units upon consummation of the Consolidation.

The Company entered into an agreement of limited partnership and an exchange rights agreement with the limited partners of the Operating Partnership.  These limited partners include owners of CGS and the majority-owned affiliates and CGS’s other affiliates including the principal stockholders. The exchange rights agreement provides that holders of OP Units have the right, on and after the first anniversary of the year of the Consolidation, to cause the Operating Partnership to exchange OP Units for cash at the then fair market value of the ASR shares or, at the election of the Company, to exchange the OP Units for ASR shares on a one-for-one basis.

The Company entered into a registration rights agreement with persons issued ASR shares and OP Units in private transactions in connection with the Consolidation with CGS and the majority-owned affiliates and CGS’s other affiliates, including the principal stockholders.  Under the registration rights agreement, the Company will agree to register for resale under the Securities Act ASR shares issued to such persons, or issuable in exchange for OP Units issued to them, after the first anniversary of the consummation of the Consolidation.

Certain obligations of CGS and the majority-owned affiliates became liabilities of the Company as a result of the Consolidation.  These obligations include a distribution payable of approximately  $7,883,000 due to the former limited partners of Sierra Pacific Development Fund II in connection with litigation against a subsidiary of CGS relating to secured and unsecured loans, among other matters.  The obligation to repay was guaranteed by John N. Galardi, a principal stockholder of ASR.   This obligation, including additional accrued interest of approximately $186,000 is reflected in accrued and other liabilities in the accompanying consolidated financial statements of the Company as of December 31, 2001, (See Item 3. - Legal Proceedings.).

In addition, related party notes payable totaling $2,802,094 along with other accruals associated with the loans were assumed by ASR.  At December 31, 2001, these consisted of the following:

•                  $1,600,000 unsecured loan and accrued interest of $126,036 payable to John N. Galardi;

•                  $1,000,000 secured loan with accrued interest and a participating profit liability of $1,207,081 to IDM Participating Mortgage Income Fund, the general partner of which was an entity controlled by Mr. Carden.

•                  $202,094 unsecured loan and accrued interest of $36,543 to Brown Parker and Leahy, LLP, a law firm in which Mr. Timothy R. Brown, a director of the Company, is Partner.   Refer to Note 7 for terms on these notes.

Other related party liabilities totaling $2,024,680 in the form of loans and advances were assumed as well.  These consisted of a $1,060,852 net indebtedness to Meadow Wood Village Ltd., a California limited partnership, in which Messrs. Carden and Galardi own a 58% interest; $242,020 to CGS; and $721,808 to ASJ, Ltd, a Texas limited partnership, which is owned by Mr. Carden and his children.

At December 31, 2001, the Company carried a receivable balance of $7,725 from CGS, principally due to a debt pay-off made by the Company on behalf of West Florissant, a wholly-owned property of CGS. This receivable was paid in the first quarter 2002.

A law firm in which Timothy R. Brown, a Director of the Company, is a Partner was retained by the Company to render legal services during 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page No.
(a) (1)	Financial Statements
	Independent Auditors’ Reports	33
	Consolidated Balance Sheets at December 31, 2001, and 2000	36
	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	37
	Consolidated Statements of Stockholders’ and Partners’ Equity for the years ended December 31, 2001, 2000 and 1999	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedules
	Schedule II — Valuation and Qualifying Accounts and Reserves	61
	Schedule III — Real Estate and Accumulated Depreciation	62
(3)	Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 2000 and 1999 and Statements of Operations, Changes in General Partners’ Equity and Cash Flows for each of the three years in the period ended December 31, 2000 and Independent Auditors’ Reports	66
(4)	Combined balance sheet of CGS and the Majority-Owned Affiliates as of December 31, 2000 and statements of operations, equity (deficit) and cash flows from January 1, 2001 through October 19, 2001 and for the two years ended December 31, 2000 and 1999 and Independent Auditors’ Reports	82
(5)	Exhibits to Financial Statements
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item	99
(b)	Reports on Form 8-K (incorporated herein by reference)
	On November 27, 2001, a report on Form 8-K was filed with respect to an investment profile for American Spectrum Reality, Inc.
	On November 27, 2001, a report on Form 8-K was filed with respect to the approval of the Consolidation pursuant to the Prospectus/Consent Solicitation Statement dated August 8, 2001.
	On February 15, 2002, a report on Form 8-K was filed with respect to a change in certifying accountants.
	On February 27, 2002, a report on Form 8-K was filed with respect to a change in certifying accountants.
(c)	Exhibits

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Spectrum Realty, Inc.

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc. (a Maryland corporation) and subsidiaries, as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flow for the year then. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. and subsidiaries, as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements.  This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

BDO Seidman, LLP

Dallas, Texas

April 10, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Spectrum Realty, Inc.

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc., formerly Sierra Pacific Pension Investors ‘84 and subsidiary, a California limited partnership, (the “Partnership”) as of December 31, 2000 and the related consolidated statements of operations, changes in partners’ equity and cash flows for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc., formerly Sierra Pacific Pension Investors ‘84 and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying schedules are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements.  This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Houston, Texas

March 26, 2001

INDEPENDENT AUDITORS’ REPORT

To the Partners of

Sierra Pacific Pension Investors ‘84

We have audited the accompanying consolidated statements of operations, changes in partners’ equity and cash flows of Sierra Pacific Pension Investors ‘84 and subsidiary, a California limited partnership, (the “Partnership”) for the year ended December 31, 1999.  Our audit also included the financial statement schedules of Sierra Pacific Pension Investors ‘84, listed in Item 14.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sierra Pacific Pension Investors ‘84 and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2000

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

ASSETS	December 31, 2001	December 31, 2000

Real estate held for investment	$254,679	$4,070
Accumulated depreciation and valuation allowance	5,172	2,862
Real estate held for investment, net	249,507	1,208

Cash and cash equivalents	2,284	34
Tenant and other receivables, net of allowance for doubtful accounts of $234 and $64, respectively	1,370	69
Deferred rents receivable	149	49
Note receivable from affiliate, net of deferred gain of $132	—	1,618
Accounts receivable from affiliates	8	937
Deposits held in escrow	1,956	—
Investment in management company	4,000	—
Investment in unconsolidated joint venture	—	7,063
Prepaid and other assets, net	6,931	232

Total Assets	$266,205	$11,210

LIABILITIES AND STOCKHOLDERS’ AND PARTNERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $4,829 at December 31, 2001 (including $2,802 to related parties at December 31, 2001)	$176,915	$1,350
Notes payable to former limited partners	2,292	—
Accounts payable	3,203	115
Deferred gain on disposition of property	232	—
Accrued and other liabilities (including $3,394 to related parties at December 31, 2001)	18,510	133

Total Liabilities	201,152	1,598

Minority Interests:
Unit holders in the operating partnership	10,616	—
Partially owned property	1,033	—
Total Minority Interests	11,649	—

Commitments and Contingencies:

Redeemable Common Stock	300	—

Stockholders’ and Partners’ equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,529,190 shares	55	—
Additional paid-in capital	56,502	—
Accumulated deficit	(2,038)	—
Unearned deferred compensation	(1,415)
Partners’ equity, 77,000 partnership units issued and outstanding	—	9,612

Total stockholders’ and partners’ equity	53,104	9,612

Total Liabilities and Stockholders’ and Partners’ equity	$266,205	$11,210

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2001	2000	1999
REVENUES:
Rental revenue	$8,317	$583	$623
Interest and other income	161	159	187

Total revenues	8,478	742	810

EXPENSES:
Property operating expense	3,581	302	288
General and administrative	2,863	163	185
Depreciation and amortization	2,366	151	249
Interest expense	2,651	129	137

Total expenses	11,461	745	859

OTHER INCOME:
Gain from property disposition	—	—	83
Income from investment in unconsolidated joint venture	394	328	323

Total other income	394	328	406

Minority Interests:
Unit holders in the operating partnership	267	—	—
Partially owned property	(30)	—	—

Total Minority Interests	237	—	—

Net (loss) income before extraordinary item	(2,352)	325	357

Extraordinary item — net gain on extinguishment of debt	314	—	—

Net (loss) income	$(2,038)	$325	$357

Basic per share data:
Net loss before extraordinary item	$(.43)	$—	$—
Extraordinary item — net gain on extinguishment of debt	.06	—	—
Net loss	$(.37)	$—	$—

Per unit data:
Limited partner income (loss) per unit	$ N/A	$4.18	$4.64

Basic weighted average shares used	5,529,190	—	—
Limited partnership units outstanding	N/A	77,000	77,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND PARTNERS’ EQUITY

 (Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Deferred Compensation	Total Partners’ Equity	Total Equity

Balance, January 1, 1999	—	—	—		$8,930	$8,930
Net income	—	—	—		357	357

Balance, December 31, 1999	—	—	—		9,287	9,287
Net income	—	—	—		325	325

Balance, December 31, 2000	—	—	—		9,612	9,612
Net income	—	—	—		390	390

Balance, October 19, 2001					10,002	10,002
Issuance of common stock	$55	$56,502	—	$(1,415)	(10,002)	45,140
Net loss	—	—	$(2,038)		—	(2,038)

	$55	$56,502	$(2,038)	$(1,415)	—	$53,104

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,038)	325	357
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,366	151	249
Gain from property disposition	—	—	(83)
Extraordinary gain on extinguishments of debt	(314)	—	—
Income from investment in unconsolidated joint venture	(394)	(328)	(323)
Minority interest income	(237)	—	—
Deferred compensation expense	78	—	—
Amortization of loan premiums, included in interest expense	(122)	—	—
(Increase) decrease in tenant and other receivables	(1,033)	(70)	42
Deferred gain from property disposition	(232)	—	—
(Increase) decrease in note receivable	—	(159)	851
(Increase) decrease in prepaid and other assets	(2,370)	(74)	4
(Decrease) increase in accrued and other liabilities	(2,176)	125	(19)

Net cash (used in) provided by operating activities:	(6,472)	(30)	1,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to unconsolidated joint venture	—	(54)	(540)
Distributions from unconsolidated joint venture	588	618	299
Additions to real estate assets	(685)	(128)	(148)
Cash acquired in consolidation transaction	2,518	—	—

Net cash provided by (used in) investing activities:	2,421	436	(389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	23,564	—	—
Repayment of borrowings	(16,749)	(48)	(86)
Advances to affiliate	(514)	(356)	(581)

Net cash provided by (used in) financing activities:	6,301	(404)	(667)

Increase in cash	2,250	2	22

Cash, beginning of period	34	32	10

Cash, end of period	$2,284	$34	$32

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,018	$129	$138

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Issuance of common stock related to consolidation	$56,857	$—	$—
Issuance of operating partnership units related to consolidation	10,884	—	—
Issuance of notes payable related to consolidation	2,292	—	—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.   As of December 31, 2001, through its majority-owned subsidiary, American Spectrum Realty Operating Partnership, LP (the “Operating Partnership”), the Company owned and operated 33 properties which consisted of 12 office, 11 office/warehouse, five shopping center, and four apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, the Midwest, Arizona and California.

The structure of the Company is generally referred to as an “UPREIT” structure.  Substantially all of the Company’s assets are held through the Operating Partnership. The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and in profits and losses of, the Operating Partnership.  Holders of limited partnership units in the Operating Partnership (“OP Units”) have the same rights to distributions as holders of common stock in the Company. Most of the properties will be owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

At December 31, 2001, the Company held a 1% general partner interest and an 87.4% limited partner interest in the Operating Partnership.  Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the fair market value of one share of Common Stock of the Company at the date of conversion. As of December 31, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 33 real estate projects.

The Company intends to qualify as a real estate investment trust, REIT, as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   Currently, the Company is taxed as a C corporation.

CONSOLIDATION TRANSACTION

On October 19, 2001, the Company was the legal acquirer and registrant in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  The accounting acquirer in the Consolidation was Sierra Pacific Pension Investors `84 (“SPPI84”), one of the eight public limited partnerships.  SPPI84's activities have involved the ownership and operation of two real estate projects in Arizona: Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.  Prior to October 19, 2001, the Company was a wholly owned subsidiary of CGS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2001, and 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

As discussed in Note 1, the accounting acquirer in the Consolidation was SPPI84.  As such, the consolidated balance sheet at December 31, 2000, and the related consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999 reflect the financial position and results of operations and cash flows of SPPI84.  The consolidated balance sheet at December 31, 2001, includes the assets and liabilities of the acquired entities.  The consolidated statement of operations and cash flow for the year ended December 31, 2001, include the results of operations and cash flows of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could materially differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 141, which supercedes APB 16, “Business Combinations”, which is effective for business combinations initiated after June 30, 2001.  SFAS 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed.  The Company accounted for the Consolidation under the purchase method.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The Company is currently analyzing the provisions of SFAS 142 and has not yet made a determination of the impact the adoption will have on its financial statements.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002.  The Company believes the adoption of the provisions of SFAS 143 will not have a significant effect on its financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  SFAS 144 will be effective for the Company beginning January 1, 2002, the first day of its 2002 fiscal year.  The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

REAL ESTATE

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	10 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

CASH EQUIVALENTS

Cash equivalents are considered to be all highly liquid investments with a maturity of three months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying basis of the long-term debt consisting of secured and unsecured borrowings approximates their respective fair market values at December 31, 2001, and December 31, 2000. In addition, the carrying values of cash and cash equivalents, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company may use derivative financial instruments in the event that it believes such instruments will be an effective hedge against fluctuations in interest rates on a specific borrowing. Derivative financial instruments such as forward rate agreements or interest rate swaps may be used in this capacity. To the extent such instruments do not qualify as hedges, they will be accounted for on a mark-to-market basis and recorded in earnings each period as appropriate. The cost of terminated instruments not qualifying as hedges will be recorded in earnings in the period they are terminated. Instruments which qualify as hedges upon obtaining the related debt will be recorded as a premium or discount on the related debt principal and amortized into earnings over the life of the debt instrument. If the hedged instrument is retired early, the unamortized discount or premium will be included as a component of the calculation of gain or loss on retirement.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or lease and are included in other assets.

MINORITY INTERESTS

Unit holders in the Operating Partnership.  At December 31, 2001, unit holders in the Operating Partnership held an 11.6% limited partnership interest in the Operating Partnership.  Each of the holders of the interests in the Operating Partnership has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the fair value of one share of Common Stock of the Company at the date of conversion.

Partially owned property.  On February 28, 2001, a third party buyer (the “Buyer”) purchased a 49% undivided tenancy-in-common interest in the Company’s Creekside/Riverside property for $1,000,000.  In addition, the sale agreement stipulates income and expenses shall be allocated to the Company and the Buyer based upon the respective ownership interests.

From and after February 1, 2002, the Buyer, under the terms of the sale agreement, shall have the unilateral right to cause the sale of the property to a bona fide third party purchaser for a fair market price upon commercially reasonable terms and provisions.  Upon the sale of the property, all net proceeds shall be distributed as follows:

1)              the then outstanding principal balance of the Creekside loan is to be paid;

2)              the Buyer is to receive $1,030,000 plus simple interest of 12% per annum accruing from the date of the sale agreement less any distributions made during the same period;

3)              the remaining balance of such net sale proceeds shall be distributed to the Company

Further, under the terms of the sales agreement, the Company has the right to purchase the Buyer’s 49% interest in the property if the lender calls the loan under a “due on sale” provision included in the Creekside loan.

The Company has accounted for this transaction as a partial interest in real property and as such, the purchase price is accounted for as minority interest on the accompanying balance sheet.  Further, income and distributions allocable to the buyer are accounted for as an offset to the minority interest account.  In addition, to the extent that the accumulation of net income less distributions made to the Buyer does not cover the guaranteed return ($30,000) and simple interest of 12% per annum, the Company records an accrual for any such difference in each fiscal period until such obligation is paid in full.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SPPI84’s investment in unconsolidated joint venture (Sierra Mira Mesa Partners) at December 31, 2000, is stated at cost and was adjusted for SPPI84’s share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).  See Note 5  Investment in Unconsolidated Joint Venture - for further discussion.

RENTAL REVENUE

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.  The Company records rental income for the full term of each lease on a straight-line basis.  Accordingly, a receivable is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently (Deferred Rent Receivable).  When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

For the year ended December 31, 2001, no tenant represented 10% or more of rental revenue of the Company. During the year ended December 31, 2000, SPPI84 relied on three tenants to generate approximately 55% of total rental revenue.  The breakdown of these three tenants’ industry segments and rental income contribution is as follows:  17% - electronics manufacturer; 16% - telecommunications manufacturing; and 21% - healthcare administration.  During the year ended December 31, 1999, SPPI84 relied on three tenants to generate approximately 51% of total rental revenue.  The breakdown of these three tenants’ industry segments and rental income contribution is as follows:  16% - optics research and development; 15% - telecommunications manufacturing; and 20% - healthcare administration.

The Company’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive.

INCOME TAXES

The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning with the tax year ending on December 31, 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.

Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

NOTE 3. CONSOLIDATION TRANSACTION

On October 19, 2001, the Company was the legal acquirer and registrant in the Consolidation.  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  All entities in the Consolidation were created to own and/or operate income-producing properties.  The combination of the entities in the Consolidation is anticipated to reduce overall costs thereby increasing shareholder value.  See Note 1 — Description of Business.

An exchange value representing the estimate of the net asset value of each acquired entity was computed as follows: (A) the sum of (i) the estimated fair market value of the real estate portfolio as determined by an independent appraisal and (ii) the realizable values of the non-real estate assets (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) the entities share of the Consolidation expenses.   In addition, an exchange value was computed for the portion of the CGS Management Company acquired as follows: (A) the sum of (i) an estimated value utilizing an earnings multiple approach and (ii) the realizable values of the assets obtained, (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) its share of the Consolidation expenses.   The number of shares of Company stock issued was determined by the aggregate exchange value divided by $15.  Certain investors elected to receive notes in lieu of shares of Company stock.  Pursuant to the Consolidation, 5,429,690 shares of the Common Stock of the Company; 725,605 OP Units and $2,292,671 in notes payable were issued.

The Company accounted for the Consolidation under the purchase method.  The property owned by SPPI84 remained at its historical costs and the other properties were recorded at the fair market value.  As of October 19, 2001, a summary of the assets and liabilities of the Company follows (dollars in thousands):

October 19, 2001
ASSETS

Real estate held for investment	$251,381
Investment in management company	4,000
Other assets	10,602
Total assets	$265,983

LIABILITIES AND STOCKHOLDERS’ AND PARTNERS’ EQUITY

Long-term debt	$171,337
Other liabilities	25,902
Total liabilities	197,239

Minority Interest	11,887

Equity	56,857
Total liabilities and equity	$265,983

In accordance with the purchase method, the consolidated balance sheet at December 31, 2000, and the related consolidated statements of operations and cash flows for the years ended December 31, 2000, and 1999 reflect the financial position and results of operations and cash flows of SPPI84.  The consolidated balance sheet at December 31, 2001, includes the assets and liabilities of the acquired entities.  The consolidated statements of operations and cash flow for the year ended December 31, 2001, include the results of operations and cash flows of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.

The following unaudited pro forma financial information for the years ended December 31, 2001, and 2000, assumes the Consolidation occurred on the beginning of each year, after giving effect to certain adjustments including depreciation based on the fair market value of the real estate assets and amortization of the premium of the debt based on the adjustments to reflect the debt at its fair market value (dollars in thousands):

Pro Forma Results of Operations	Year Ended December 31, (Unaudited)
	2001	2000
Total revenues	$39,478	$36,450
Operating expenses	20,818	18,474
Depreciation and amortization	14,047	16,998
Interest expense	14,058	15,020
Gain on sale of property	—	1,328
Minority Interest	1,059	1,696
Loss before extraordinary item	(8,386)	(11,018)
Gain (loss) on extinguishment of debt	314	(1,907)
Net loss	$(8,072)	$(12,925)

Weighted average shares	5,529,190	5,529,190

Basic per share data:
Net loss before extraordinary item	$(1.52)	$(1.99)
Extraordinary item	.06	(.34)
Net loss	$(1.46)	$(2.33)

NOTE 4. REAL ESTATE

The cost and accumulated depreciation of rental property as of December 31, 2001, and 2000 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Valuation Allowance	Net Recorded Value
2001:
Office properties	$26,310	$108,123	$134,433	$1,251	—	$133,182
Office/Warehouse properties	10,178	40,797	50,975	1,493	$1,880	47,602
Shopping Center properties	8,110	9,684	17,794	163	—	17,631
Apartment properties	8,120	39,300	47,420	342	—	47,078
Land Held for Development and other	3,900	157	4,057	43	—	4,014
Total	$56,618	$198,061	$254,679	$3,292	$1,880	$249,507

2000:
Office properties	—	—	—	—	—	—
Office/Warehouse properties	$978	$3,092	$4,070	$982	$1,880	$1,208
Shopping Center properties	—	—	—	—	—	—
Apartment properties	—	—	—	—	—	—
Land Held for Development and other	—	—	—	—	—	—
Total	$978	$3,092	$4,070	$982	$1,880	$1,208

ACQUISITIONS

On October 19, 2001, pursuant to the Consolidation, the Company acquired its initial 34 properties, which consisted of 3,664,635 square feet of office, office/warehouse, apartments and shopping center properties.  The majority of the properties acquired in the Consolidation were recorded at fair market value.  One property, wholly owned by the accounting acquirer, SPPI84, remained at historical cost and three other properties partially owned by SPPI84, remained at historical cost on a percentage basis.

DISPOSITIONS

In November 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a net deferred gain on the sale of approximately $232,000 and net proceeds of approximately $1,688,000.  It is anticipated that the net proceeds, which were held in escrow at December 31, 2001, will be used as a source to assist the funding of a future acquisition.  The property was unencumbered.

In 1999, SPPI84 received a principal payment of $943,413 on its trust deed note receivable from an affiliate of its general partner dated December 31, 1994 in the original amount of $3,200,000.  SPPI84 recognized a deferred gain of $83,315 relating to the payment, which was classified as a gain from property disposition on SPPI84’s statement of operations (See Note 6 — Related Party Transactions).

FUTURE MINIMUM RENTS

The Company leases its office, office/warehouse and shopping center property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2001, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2002	$26,838
2003	18,835
2004	13,814
2005	9,765
2006	5,272
Thereafter	11,905
$86,429

NOTE 5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company held no investments in operating joint ventures at December 31, 2001.  At December 31, 2000, SPPI84 held an investment in Sierra Mira Mesa Partners (SMMP), which it accounted for using the equity method.

SMMP, a California general partnership, was formed in 1985 between SPPI84 and Sierra-Pacific Development Fund II (SPDFII), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, an office building, located in San Diego, California.  The property contains 89,560 square feet and was 100% leased at December 31, 2000.  At December 31, 2000, SPPI84’s interest in SMMP was 69.83%; the remaining 30.17% interest was owned by SPDFII.  For the years ended December 31, 2001, 2000 and 1999, SPPI84 recognized income from investment in SMMP of $393,764, $327,510 and $323,402, respectively.

SPPI84’s investment in SMMP as of December 31, 2000, was comprised of the following (dollars in thousands):

2000
Equity interest	$6,959
Other investment fees, less accumulated amortization of $150	104
Investment in unconsolidated joint venture	$7,063

On October 19, 2001, SPPI84 and SPDFII merged into a subsidiary of the Company pursuant to the Consolidation.  As a result, the assets and liabilities of Mira Mesa and its results of operations for the two months and twelve days ended December 31, 2001, are included in the consolidated financial statements of the Company at December 31, 2001.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the year ended December 31, 2000.  The condensed balance sheet at December 31, 2000, and the condensed statements of operations for the years ended December 31, 2000, and 1999 for SMMP follow (dollars in thousands):

December 31,
2000
Assets

Cash and cash equivalents	$52
Rent receivable	932
Due from affiliate	2,696
Income-producing property,
net of accumulated depreciation	8,347
Investment in unconsolidated joint ventures	1,295
Other assets, net of accumulated amortization	788

Total Assets	$14,110

Liabilities and General Partners’ Equity

Accrued and other liabilities	$105
Notes payable	5,890

Total Liabilities	5,995

Minority interest in joint venture	(357)

General Partners’ equity	8,472

Total Liabilities and General Partners’ equity	$14,110

	For the Years Ended
	2000	1999

Revenues:
Rental income	$2,152	$2,126
Other income	250	224
Total revenues	2,402	2,350
Expenses:
Operating expenses	936	801
Depreciation and amortization	571	587
Interest	486	450

Total expenses	1,993	1,838

Income before Partnership’s share of unconsolidated joint venture income (losses)	409	512

Partnership’s share of unconsolidated joint venture income (losses)	43	(36)

Income before minority interest’s share of consolidated joint venture
Loss	452	476

Minority interest’s share of consolidated joint venture loss	17	8

Net income	$469	$484

As of December 31, 2000, SMMP held a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 5.08% interest in Sierra Creekside Partners (“SCP”), (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

The following is a summary of aggregated financial information for all investments owned by SMMP at December 31, 2000, which were accounted for under the equity method (dollars in thousands):

December 31,
2000
Assets

Cash and cash equivalents	$54
Rent receivable	450
Income-producing property, net of accumulated depreciation	7,831
Other assets, net of accumulated amortization	538

Total Assets	$8,873

Liabilities and General Partners’ Equity

Accrued and other liabilities	$216
Note payable	4,025

Total Liabilities	4,241

General Partners’ equity	4,632

Total Liabilities and General Partners’ equity	$8,873

	For the Years Ended
	2000	1999

Revenues:
Rental income	$2,364	$2,112
Interest income	11	35
Other income	—	15

Total revenues	2,375	2,162
Expenses:
Operating expenses	1,048	1,407
Depreciation and amortization	858	779
Interest	361	153

Total expenses	2,267	2,339

Income (loss) before extraordinary loss	108	(177)

Extraordinary loss from write-off of deferred loan costs	(46)	—

Net income (loss)	$62	$(177)

NOTE 6.   RELATED PARTY TRANSACTIONS

In connection with the Consolidation, limited partnerships and limited liability companies owned or controlled by William J. Carden and John N. Galardi and their family members and affiliates merged into certain subsidiaries of the Company and the Company acquired assets from corporations controlled by them.  Sixteen properties, in which these principal stockholders owned interests, along with certain assets and liabilities of the CGS Management Company, were acquired as a result of the Consolidation.  In addition, the principal stockholders held limited partnership interests in the public limited partnerships.  The principal stockholders and members of their family received 985,588 shares of Common Stock and 540,348 OP Units upon consummation of the Consolidation.

Certain obligations of CGS and the majority-owned affiliates became liabilities of the Company as a result of the Consolidation. These obligations include a distribution payable of approximately  $7,883,000 due to the former limited partners of Sierra Pacific Development Fund II in connection with litigation against a subsidiary of CGS relating to secured and unsecured loans, among other matters.  The obligation to repay was guaranteed by John N. Galardi, a principal stockholder of ASR.   This obligation, plus additional accrued interest of approximately $186,000 is reflected in accrued and other liabilities in the accompanying consolidated financial statements of the Company as of December 31, 2001 (See Note 13 — Commitments and Contingencies).

In addition, related party notes payable totaling $2,802,094 along with other accruals associated with the loans were assumed by ASR.  At December 31, 2001, these consisted of the following:

•                  $1,600,000 unsecured loan and accrued interest of $126,036 payable to John N. Galardi;

•                  $1,000,000 secured loan with accrued interest and a participating profit liability of $1,207,081 to IDM Participating Mortgage Income Fund, the general partner of which was an entity controlled by Mr. Carden.

•                  $202,094 unsecured loan and accrued interest of $36,543 to Brown Parker and Leahy, LLP, a law firm in which Mr. Timothy R. Brown, a Director of the Company, is Partner.    Refer to Note 7 for terms on these notes.

Other related party liabilities totaling $2,024,680 in the form of loans and advances were assumed as well.  These consisted of a $1,060,852 net indebtedness to Meadow Wood Village Ltd., in which Messrs. Carden and Galardi own a 58% interest; $242,020 to CGS; and $721,808 to ASJ, Ltd, which is owned by Mr. Carden and his children.

At December 31, 2001, the Company carried a receivable balance of $7,725 from CGS, principally due to a debt pay-off made by the Company on behalf of West Florissant, a wholly-owned property of CGS.  This receivable was paid in the first quarter of 2002.

As of December 31, 2000, SPPI84 had paid a total of  $936,752 in expenses relating to the Consolidation.  These costs primarily related to professional fees and were recorded as a receivable from affiliate on the balance sheet.  The limited partners of SPPI84 were compensated for paying Consolidation costs in excess of their allocable share by receiving additional stock upon the consummation of the Consolidation.

In 1994 SPPI84 sold the Pacific Spectrum property to an affiliate of its general partner for cash of $800,000 and a $3,200,000 trust deed note dated December 31, 1994.  The note called for monthly interest only payments and bore interest of 10% per annum.  Interest receivable had, from time to time, been added to the principal balance of the note and the maturity had been extended annually for additional one-year terms.  In 1999 and 2000, interest receivable of $91,610 and $159,161, respectively, was added to the principal balance of the note.   In 1999, SPPI84 received a principal payment of $943,413 and recognized a deferred gain of $83,315 relating to the transaction.   Interest income related to this note of $141,083, $159,161, and $187,227 was recognized during the years ended December 31, 2001, 2000, and 1999, respectively.  The December 31, 2000, balance of the note was $1,750,771, which is reflected on the December 31, 2000, balance sheet net of a deferred gain of $132,471, and was secured by a second lien on the Pacific Spectrum property.  On October 19, 2001, SPPI84 and the entity that owns Pacific Spectrum was acquired by ASR.  As such, the note receivable and related interest receivable balance as of October 19, 2001, were eliminated in the accompanying December 31, 2001, financial statements of ASR.

NOTE 7. NOTES PAYABLE

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2001, and 2000 (dollars in thousands):

	2001	2000
Unsecured loans with various lenders, bearing interest at fixed rates between 8.00% and 20.00% at December 31, 2001, and maturing at various dates through February 1, 2003.	$1,279	—

Unsecured loans with various lenders, bearing interest at variable rates between 5.17% and 6.25% at December 31, 2001, and maturing at various dates through November 5, 2002.	72	—

Unsecured loans with various parties, non-interest bearing, and maturing at various dates through February 19, 2002. The Company paid $191 of loans through March 2002 and is negotiating extension terms on the remaining $208.	399	—

Secured loans with various lenders, net of unamortized premiums of $4,829 at December 31, 2001, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $8 and $269 and maturing at various dates through January 1, 2012.	116,445	$1,350

Secured loans with various banks bearing interest at variable rates ranging between 4.93% and 9.00% at December 31, 2001, and maturing at various dates through May 1, 2008.	43,337	—

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,816	—

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments that increase by $5 from the previous semi-annual payment ($70 at December 31, 2001), and a maturity date of November 1, 2006.	765	—

Secured loan with IDM Participating Mortgage Income Fund, owned by an entity controlled by William J. Carden and John N. Galardi, principal shareholders of the Company. The loan bears interest at the Federal Discount Rate + 3%, with a minimum of 12.12% and a maximum of 15.15% (12.12% at December 31, 2001), maturing on November 30, 2002.	1,000	—

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (5.00% at December 31, 2001) and is payable on demand.	202	—

Unsecured loan with John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	—

Total	$176,915	$1,350

During 2001, the Company entered into three new loan agreements with a securities lender, each individually secured by the following properties; Sorrento II, Creekside, and Park Plaza I & II.  These loans totaled $17,420,000.  The loans bear interest at fixed rates, with a weighted average interest rate of 7.29% per annum (ranging from 7.17% to 7.54%), and mature at various dates in 2011 and 2012.

Modification agreements were also entered into with a bank involving five secured loans that generated additional loan proceeds of $4,784,000 and extended maturity to December 31, 2002.  These loans, whose balances totaled approximately $26,483,000 at the time of the modifications, bear interest at Libor plus 3%.  In addition, the bank funded $1,310,000 on a $1,350,000 term loan at Libor plus 3% maturing December 31, 2002.

The Company repaid in full six secured loans totaling $13,103,000 and two unsecured loans totaling $1,580,000 with proceeds obtained from the new loans and modification agreements, and made other loan pay-downs and scheduled principal payments of $2,066,000 during the year.

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of December 31, 2001, the unamortized debt premiums were $4,829,000.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2001, are as follows (dollars in thousands):

Year Ending December 31,
2002	$44,891
2003	2,491
2004	12,260
2005	5,684
2006	3,685
Thereafter	103,075
Subtotal	172,086
Net premium (net of accumulated amortization of $122)	4,829
Total	$176,915

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes as opposed to ASR shares.  The notes, which totaled $2,291,671, bear interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of ASR, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,158,833 of the notes, plus accrued interest, were paid.

Proceeds from Sale of Properties Formerly Owned by the Partnerships.  In the event that, following the closing of the Consolidation, ASR sells or otherwise disposes of any property owned by one of the Partnerships immediately prior to the Consolidation and realizes Net Cash Proceeds, in excess of:

•                  the amount required to repay mortgage indebtedness outstanding immediately prior to the Consolidation secured by such property or otherwise required to be applied to the reduction of indebtedness of ASR; and

•                  the costs incurred by ASR in connection with such sale or other disposition,

ASR will be required within 90 days of receipt of the total Net Cash Proceeds to redeem at the redemption price an aggregate amount of the principal of the particular series of notes issued to the holders who were limited partners of such Partnership prior to the Consolidation equal to 80% of such Net Cash Proceeds.

Proceeds from Refinancing of Properties Formerly Owned by the Partnerships.  In the event that, following the closing of the Consolidation, ASR refinances, whether at maturity or otherwise, any indebtedness secured by any property owned by one of the partnerships immediately prior to the Consolidation and realizes Net Cash Proceeds, in excess of:

•                  the amount of indebtedness secured by such property at the time of the Consolidation, calculated prior to any repayment or other reduction in the amount of such indebtedness in the Consolidation; and

•                  the costs incurred by the ASR in connection with refinancing,

ASR will be required within 90 days of receipt of the total Net Cash Proceeds to redeem at the redemption price an aggregate amount of the principal of the particular series of the notes issued to the holders who were limited partners of such Partnership prior to the Consolidation equal to 80% of such Net Cash Proceeds.

NOTE 8. NET GAIN ON EARLY EXTINGUISHMENTS OF DEBT

The Company recognized a net gain on early extinguishments of debt of $314,000 for the year ended December 31, 2001.  The net gain was related to the payoff of two loans and the refinancing of two loans individually secured by four properties; Northwest Corporate Center, Creekside, Van Buren and Park Plaza I & II in November and December 2001.

NOTE 9. REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 20,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to sell (the “Put”) the stock back to the Company at a fixed price of $15.00 per share during the period from October 31, 2002 to November 30, 2002.  The holder may exercise the Put by giving written notice thereof to the Company, within three business days of the date of exercise in writing.  Within three business days’ of receipt of the Notice of Exercise of the Put, the Company shall deliver to the holder in good funds the full exercise price for the shares exercised under the Put and within three days after receipt of such funds the holder will deliver to the Company the certificates representing the number of shares of Common Stock being sold pursuant to the Put.

NOTE 10. INCOME TAXES

The provision for income taxes on income consists of the following for the period ended December 31, 2001:

Current expense (benefit):
Federal	$0
State	0

Deferred expense (benefit):
Federal	0
State	0

$0

The Company has a net operating loss carryforward of approximately $946,000 as of December 31, 2001.  The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code.  Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available.  Such changes could result in additional tax provision.  The net operating loss generated in 2001 of $946,000 expires in 2021.

The components of deferred tax assets and liabilities consist of the following as of October 19, 2001 and December 31, 2001 respectively:

	October 19, 2001	December 31, 2001
Deferred tax assets:
Net operating losses	$0	$359,000
Allowance for bad debts	447,000	465,000
Capitalized lease costs	612,000	563,000

Less: Valuation Allowance	(1,059,000)	(1.387,000)

Net deferred tax asset	$0	$0

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company intends to become a REIT as of January 1, 2003 for federal income tax purposes.  As a REIT, the Company will not generally be liable for federal corporate income taxes.  As such, uncertainty exists as to the ultimate tax asset to be realized.  Management has recorded a valuation allowance against the entire net deferred asset to reflect this uncertainty.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates.  In addition, a REIT is subject to an entity level tax on the sale of property it held before electing REIT status.  During the 10-year period following its qualification as a REIT, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets, including all the assets transferred to it as part of the consolidation, it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.

The potential tax related to this built-in gain is approximately $12,943,000.  A deferred tax liability has not been recorded for this potential tax because the tax law provides a means by which the assets can be recovered tax-free. The Company expects that it will ultimately hold the properties subject to the built-in gains tax throughout the 10-year holding period or to dispose of properties utilizing only tax-deferred exchanges.  If the Company’s expectation changes and it disposes of any property that would become subject to the built-in gains tax upon the Company’s qualification for REIT status, the entire $12,943,000 deferred tax liability will be recorded immediately on the books of the Company.

NOTE 11.  NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive.  Net loss per share is as follows (in thousands, except for shares and per share amounts):

Year Ending December 31, 2001

Net loss before extraordinary item	$(2,352)
Extraordinary item — net gain on extinguishments of debt	314

Net loss	$(2,038)

Basic weighted average shares used	5,529,190

Basic per share data:
Net loss before extraordinary item	$(.43)
Extraordinary item— net gain on Extinguishments of debt	.06
Net loss	$(.37)

NOTE 12. STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”) which is administered by the Board of Directors and provides for the granting of incentive and non qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board reserved a total of 720,000 shares under the Plan.  As of December 31, 2001, 533,250 ASR shares are available for issuance to executive officers, directors or other key employees of the Company.  Of the 533,250 shares available, the Company plans to grant options to purchase 87,250 shares to existing Board Members and Management on the six-month anniversary of the closing of the Consolidation at the fair market value on such date.

During fiscal 2001, options to purchase 87,250 ASR shares were granted at an exercise price of $15.00 per share, which was equal to or exceeded the fair market value of the Company’s stock at the time of the grant.  The stock options granted vest 25% annually with the initial 25% vesting on the date of grant.  On December 31, 2001, options to purchase 21,812 ASR shares were exercisable and the right to purchase 87,250 ASR shares were outstanding.  The right to purchase these shares terminate on the tenth anniversary of the grant date, which was October 15, 2001.

The Company accounts for the Plan under APB Opinion 25.  Therefore, no compensation cost has been recognized for the granting of options.  For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The estimated fair value of options granted during the period ended December 31, 2001, was $10.29 per share.  Had compensation cost for the stock options granted been based on the estimated fair value at the grant date, as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and net loss per share would have increased by $47,000, or $0.01 per basic and diluted share.

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants:  no dividend yield, expected volatility of 49%; risk-free interest rate of 5.07% and expected lives of 10 years.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In addition, during fiscal 2001, the Company granted restricted stock for 99,500 shares, which is subject to repurchase by the Company on termination of the grantee’s employment for a price of $.01 per share.  The repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  Recipients of restricted stock paid no consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of grant and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipients shall not transfer the ASR shares during the restriction period.  Compensation expense is recognized on a straight-line basis over the vesting period.  For the period ended December 31, 2001, $77,734 was recognized as expense for restricted shares issued.  An additional $1,415,000 of compensation expense will be expensed over the remaining vesting period.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lewis-Madison Matter

On or about September 27, 2001, Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC (“Plaintiffs”), purporting to represent themselves and all others similarly situated, initiated an action (the “Action”) against the Company, CGS, William J. Carden, John N. Galardi and S-P Properties, Inc. in the Orange County Superior Court, Case No. 01 CC 000394 (“Defendants”) (hereinafter refer to as “Plaintiffs’ Compliant”).

Plaintiffs’ Complaint in the Action alleges claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ Complaint challenges the Consolidation. Although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs allege that the approval was invalid and that the Consolidation constitutes a breach of fiduciary duty by each of the Defendants.  Plaintiffs further allege that the Consolidation constitutes a breach of partnership agreements governing the partnerships.

Plaintiffs’ prayer for relief seeks the following: 1) an injunction prohibiting the Defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the Action may be maintained as a class action; 4) monetary/compensatory damages; 5) Plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.

The Company intends to vigorously defend against the claims asserted in the action.  On February 13, 2002, the Company filed a Demurrer to Plaintiff Complaint contending Plaintiffs lack standing to assert some of the claims alleged, that Plaintiffs’ Complaint fails to state a cause of action for breach of fiduciary duty against the Company and the Plaintiffs’ Complaint fails to state a cause of action for breach of contract against the Company.  On March 15, 2002, the Orange County Superior Court sustained the Company’s Demurrer on the ground that Plaintiffs’ Complaint fails to state a cause of action for either breach of fiduciary duty or breach of contract against the Company, and overruled the Company’s Demurrer on the ground of standing.  The Court gave the Plaintiffs’ twenty days leave to amend their Complaint, which amended compliant was received by the Company on April 3, 2002.  The Company has until May 8, 2002 to respond.

Teachout Matter

A subsidiary of CGS, S-P Properties, Inc., is a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. V. S.P. Properties, Inc. and Sierra Pacific Development Fund II (Fund II).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of the Technology building (the Property) from Fund II.  Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.  The loans to the general partner were made prior to the acquisition of the general partner by CGS and were assumed by an affiliate of CGS.  The purchase was negotiated prior to the acquisition of the general partner by CGS and closed immediately prior to the acquisition of the general partner.  CGS and its affiliates denied any liability.  The matter was settled and, pursuant to the settlement agreement, CGS’s subsidiary agreed to repay the amount of the notes with accrued interest.  The obligation to repay was guaranteed by John N. Galardi, a principal stockholder of ASR.  Under the settlement agreement, the payment was due in December 2000.  CGS did not make the payment when it was due because it did not have sufficient cash to make the payment.  As a result, the plaintiff terminated the settlement agreement.  Plaintiff amended its complaint to claim that additional loans in the amount of $500,000 were made by Fund II to affiliates of the general partner in violation of the partnership agreement.  In addition, plaintiffs amended their complaint to add the Company as a defendant as the successor-in-interest to Fund II and its general partner.  The Company’s response to the amended complaint is not yet due.  A trial setting conference is scheduled for May 10, 2002.  Notwithstanding the termination of the settlement agreement, the Company intends to make a distribution either in cash, stock, or both to the former limited partners of Fund II in an amount equal to that which the partners would have been entitled to under the settlement agreement.  Principal and interest on this obligation, totaling approximately $8,069,000 is reflected in accrued and other liabilities in the accompanying consolidated financial statements of the Company at December 31, 2001.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

NOTE 14. SEGMENT INFORMATION

As of December 31, 2001, the Company owned a diverse portfolio of properties comprising of office, office/warehouse, shopping center, apartment, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types, which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/warehouse portfolio consists of properties designed for warehouse, distribution and manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2001, 2000, and 1999 is as follows (dollars in thousands):

	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2001
Rental revenue	$4,371	$1,998	$431	$1,517	$8,317
Property operating expenses	1,722	636	162	1,052	$9	3,581
Net operating income (NOI)	$2,649	$1,362	$269	$465	$(9)	$4,736
Real estate assets, net	$133,182	$47,602	$17,631	$47,078	$4,014	$249,507

2000
Rental revenue	—	$583	—	—	—	$583
Property operating expenses	—	302	—	—	—	302
Net operating income (NOI)	—	$281	—	—	—	$281
Real estate assets, net	—	$1,208	—	—	—	$1,208

1999
Rental revenue	—	$623	—	—	—	$623
Property operating expenses	—	288	—	—	—	288
Net operating income (NOI)	—	$335	—	—	—	$335
Real estate assets, net	—	$1,174	—	—	—	$1,174

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

REVENUES	2001	2000	1999
Total revenues for reportable segments	$8,317	$583	$623
Other revenues	161	159	187
Total consolidated revenues	$8,478	$742	$810

NET INCOME
NOI for reportable segments	$4,736	$281	$335
Unallocated amounts:
Interest and other income	161	159	187
General and administrative expenses	(2,863)	(163)	(185)
Depreciation and amortization	(2,366)	(151)	(249)
Interest expense	(2,651)	(129)	(137)
Gain from property disposition	—	—	83
Income from investment in unconsolidated joint venture	394	328	323
Income (loss) from operations before minority interest and extraordinary items	(2,589)	325	357
Minority interest	237	—	—
Extraordinary item — gain from extinguishment of debt	314	—	—
Net income (loss)	$(2,038)	$325	$357

ASSETS
Total assets for reportable segments	$249,507	$1,208	$1,174
Cash and cash equivalents	2,284	34	32
Tenant and other receivables, net	1,370	69	3
Deferred rent receivable	149	49	44
Note receivable from affiliate, net	—	1,618	1,459
Accounts receivable from affiliate	8	937	581
Investment in management company	4,000	—	—
Deposits held in escrow	1,956	—	—
Investment in unconsolidated joint venture	—	7,063	7,304
Prepaid and other assets, net	6,931	232	211
Total consolidated assets	$266,205	$11,210	$10,808

NOTE 15. SUBSEQUENT EVENTS

In January 2002, the Company refinanced $4,500,000 on a loan partially secured by North Creek Office Park and entered into a new loan agreement in the amount of $5,625,000.  The new loan bears interest at a fixed rate of 7.58% per annum and matures in February 2012.  Net proceeds of $639,000 were received as a result of the refinancing.

In March 2002, the Company refinanced $2,750,000 on a loan partially secured by Countryside Office Park and entered into a new loan agreement in the amount of $5,025,000.  The new loan bears interest at a fixed rate of 7.38% per annum and matures in March 2012.  Net proceeds of $1,887,000 were received as a result of the refinancing.

NOTE 16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2001, and 2000 (dollars in thousands, except for weighted average shares and per share amounts):

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001
REVENUES: Rental revenue	$165	$165	$169	$7,818
Interest and other income	44	44	44	29

Total revenues	209	209	213	7,847

EXPENSES:
Operating expenses	153	115	131	6,045
Depreciation and amortization	48	54	41	2,223
Interest expense	31	31	33	2,556

Total expenses	232	200	205	10,824

OTHER INCOME (LOSS):
Income from investment in unconsolidated joint venture	(20)	230	156	28

Total other income (loss)	(20)	230	156	28

Minority Interests:
Unit holders in the operating partnership	—	—	—	(267)
Partially owned property	—	—	—	30

Total Minority Interests	—	—	—	(237)

Net (loss) income before extraordinary item	(43)	239	164	(2,712)

Extraordinary item — net gain on extinguishments of debt	—	—	—	314

Net (loss) income	$(43)	$239	$164	$(2,398)

Basic per share data:
Net loss before extraordinary item	$ N/A	$ N/A	$ N/A	$(.49)
Extraordinary item	N/A	N/A	N/A	.05
Net loss	$ N/A	$ N/A	$ N/A	$(.43)

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept 30, 2000	Dec 31, 2000
REVENUES:
Rental revenue	$148	$124	$166	$145
Interest and other income	40	40	40	39

Total revenues	188	164	206	184

EXPENSES:
Operating expenses	128	85	145	107
Depreciation and amortization	36	38	36	41
Interest expense	33	32	32	32

Total expenses	197	155	213	180

OTHER INCOME:
Income from investment in unconsolidated joint venture	128	105	73	22

Total other income	128	105	73	22

Net income	$119	$114	$66	$26

Per unit data:
Limited partner income (loss) per unit	$1.52	$1.48	$.85	$.33

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Deductions	Balance at End of Year
Year Ended December 31, 2001
Allowance for loss (1)	$1,880	—	—	$1,880

Year Ended December 31, 2000
Allowance for loss	$1,880	—	—	$1,880

Year Ended December 31, 1999
Allowance for loss	$1,880	—	—	$1,880

(1)  This valuation was established for the Valencia property (a property owned by the accounting acquirer) in 1989 as the appraised value declined below book value.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2001

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company (1)		Cost capitalized subsequent to acquisition	Gross amount carried at December 31, 2001 (3)

Description

Encumbrances

Land

Buildings and Improvements

Improvements

Land

Buildings and Improvements

Total

Office Properties:
Mira Mesa, CA	$4,093	$810	$6,904	—	$810	$6,904	$7,714
San Felipe, TX	2,840	2,290	4,290	$66	2,290	4,356	6,646
Sorrento II, CA	8,662	780	7,078	—	780	7,079	7,859
Creekside, CA	6,400	2,790	6,460	—	2,790	6,460	9,250
Countryside Office Park, IL	1,761	2,110	4,000	21	2,110	4,020	6,130
Leawood Fountain Plaza, KS	1,310	1,510	5,120	30	1,510	5,150	6,660
North Creek Office Park, OH	4,500	550	7,860	7	550	7,867	8,417
Bristol Bay, CA	7,554	1,620	7,880	—	1,620	7,880	9,500
Daimler Chrysler, CA	37,983	9,150	40,390	53	9,150	40,443	49,593
Northwest Corporate Center, MO	5,640	1,550	5,230	52	1,550	5,282	6,832
Pacific Spectrum, AZ	6,154	1,460	6,880	—	1,460	6,880	8,340
Parkade Center, MO	4,605	1,690	5,730	72	1,690	5,802	7,492
Office Total	$91,502	$26,310	$107,822	$301	$26,310	$108,123	$134,433
Office/Warehouse Properties:
Sorrento I, CA	$1,812	$580	$2,250	—	$580	$2,250	$2,830
Southwest Point, TX	1,599	1,800	1,530	$6	1,800	1,536	3,336
Valencia, AZ (2)	1,331	978	1,212	4	978	3,096	4,074
Westlakes, TX	2,001	280	4,690	—	280	4,690	4,970
Park Plaza I & II, IN	2,358	610	2,810	—	610	2,810	3,420
Jackson Industrial A, IN	3,595	1,190	4,260	25	1,190	4,285	5,475
Morenci Professional Park, IN	2,161	790	2,680	—	790	2,680	3,470
Northeast Commerce Center, OH	2,674	1,020	3,480	—	1,020	3,480	4,500
Oak Grove Commons, IL	3,581	1,650	3,940	—	1,650	3,940	5,590
Business Center, MO	3,203	700	2,670	—	700	2,670	3,370
Technology, TX	7,829	580	9,360	—	580	9,360	9,940
Office/Warehouse Total	$32,144	$10,178	$38,882	$35	$10,178	$40,797	$50,975
Shopping Center Properties:
Beach & Lampson, CA	—	$1,080	$220	$24	$1,080	$244	$1,324
Columbia NE, SC	$1,112	1,050	1,530	—	1,050	1,530	2,580
Marketplace, SC	5,996	2,120	3,110	—	2,120	3,110	5,230
Richardson Plaza, SC	4,150	960	4,210	—	960	4,210	5,170
Maple Tree, MO	2,189	2,900	590	—	2,900	590	3,490
Shopping Center Total	$13,447	$8,110	$9,660	$24	$8,110	$9,684	$17,794
Apartment Properties:
Autumn Ridge, TX	$7,462	$980	$8,800	$305	$980	$9,106	$10,086
Creekside, CA	5,756	2,590	5,100	2	2,590	5,102	7,692
Villa Redondo, CA	9,171	1,490	13,090	2	1,490	13,092	14,582
The Lakes, MO	12,581	3,060	12,000	—	3,060	12,000	15,060
Apartment Total	$34,970	$8,120	$38,990	$309	$8,120	$39,299	$47,419
Development Land and Other:
Phoenix Van Buren, AZ	$1,300	$3,900	—	—	$3,900	—	$3,900
American Spectrum Realty-FF&E	—	—	$138	$19	—	$157	157
Development Land and Other Total	$1,300	$3,900	$138	$19	$3,900	$157	$4,057
Combined Total	$173,363	$56,618	$195,492	$688	$56,618	$198,060	$254,678

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2001

(dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I

Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
Mira Mesa, CA	$77	1986	2001	5-40
San Felipe, TX	41	1977	2001	5-40
Sorrento II, CA	78	1988	2001	5-40
Creekside, CA	74	1984	2001	5-40
Countryside Office Park, IL	55	1984	2001	5-40
Leawood Fountain Plaza, KS	59	1982	2001	5-40
North Creek Office Park, OH	95	1984-1986	2001	5-40
Bristol Bay, CA	87	1988	2001	5-40
Daimler Chrysler, CA	478	1989	2001	5-40
Northwest Corporate Center, MO	61	1983-1987	2001	5-40
Pacific Spectrum, AZ	79	1986	2001	5-40
Parkade Center, MO	67	1965	2001	5-40
Office Total	$1,251
Office/Warehouse Properties:
Sorrento I, CA	$25	1986	2001	5-40
Southwest Point, TX	19	1972	2001	5-40
Valencia, AZ	1,076	1987	1987	5-40
Westlakes, TX	47	1985	2001	5-40
Park Plaza I & II, IN	34	1975-1979	2001	5-40
Jackson Industrial A, IN	57	1976-1980	2001	5-40
Morenci Professional Park, IN	30	1975-1979	2001	5-40
Northeast Commerce Center, OH	39	1985	2001	5-40
Oak Grove Commons, IL	41	1972-1976	2001	5-40
Business Center, MO	31	1985	2001	5-40
Technology, TX	94	1986	2001	5-40
Office/Warehouse Total	$1,493
Shopping Center Properties:
Beach & Lampson, CA	$6	1987	2001	5-25
Columbia NE, SC	28	1991	2001	5-25
Marketplace, SC	56	1980	2001	5-25
Richardson Plaza, SC	59	1992	2001	5-25
Maple Tree, MO	14	1974	2001	5-25
Shopping Center Total	$163
Apartment Properties:
Autumn Ridge, TX	$93	1999	2001	5-40
Creekside, CA	64	1991	2001	5-40
Villa Redondo, CA	77	1990	2001	5-40
The Lakes, MO	108	1985	2001	5-40
Apartment Total	$342
Development Land and Other:
Phoenix Van Buren, AZ	—	—	2001	N/A
American Spectrum Realty-FF&E	$43	—	—	3-5
Development Land and Other Total	$43
Combined Total	$3,292	—	—	—

(1) Initial cost and date acquired, where applicable.

(2) A valuation allowance of $1,880 was established in 1989 as the appraised value of the property declined below book value

(3) The aggregate cost for Federal income tax purposes is $204,757.

AMERICAN SPECTRUM REALTY INCORPORATED

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

(Dollars in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2001	2000	1999
Rental Property:
Balance at beginning of year	$4,070	$4,039	$4,954
Additions during year:
Property acquisitions and additions	252,069	128	148
Retirements/sales	(1,460)	(97)	(1,063)
Balance at end of year	$254,679	$4,070	$4,039

Accumulated Depreciation:
Balance at beginning of year	$981	$984	$1,862
Additions during year:
Depreciation	2,311	94	185
Retirements/sales	—	(97)	(1,063)
Balance at end of year	$3,292	$981	$984

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: April 12, 2002

/s/ William J. Carden

William J. Carden
Chairman of the Board, President
and Chief Executive Officer

Date: April 12, 2002

/s/ Harry A. Mizrahi

Harry A. Mizrahi
Director, Senior Vice President and
Chief Operating Officer

Date: April 12, 2002

/s/ Thomas N. Thurber

Thomas N. Thurber

Chief Financial Officer and

Senior Vice President

Date: April 12, 2002

/s/ Patricia A. Nooney

Patricia A. Nooney
Principal Accounting Officer
Senior Vice President

Date: April 12, 2002

/s/ Timothy R. Brown

Timothy R. Brown

Director

Date: April 12, 2002	/s/ William W. Geary, Jr.

William W. Geary, Jr.
Director

Date: April 12, 2002

/s/ Lawrence E. Fiedler

Lawrence E. Fiedler

Director

Sierra Mira Mesa Partners and Subsidiary

(A California General Partnership)

Consolidated balance sheets as of December 31, 2000 and 1999 and statements of operations, changes in general partners’ equity and cash flows for each of the three years in the period ended December 31, 2000 and Reports of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners, a California general partnership, and subsidiary (the “Partnership”) as of December 31, 2000 and the related consolidated statements of operations, changes in partners’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas

March 26, 2001

INDEPENDENT AUDITORS’ REPORT

To the Partners of

Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the “Partnership”) as of December 31, 1999 and the related consolidated statements of operations, changes in partners’ equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2000

SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

(A California General Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999
ASSETS

Cash and cash equivalents	$51,660	$319,400
Receivables:
Unbilled rent (Notes 1 and 4)	898,542	1,114,598
Billed rent (Note 1)	33,469	83,917
Due from affiliates, net (Note 3)	2,696,350	2,451,227
Income-producing property - net of accumulated depreciation of $3,914,748 and $3,564,380 (Notes 1, 4 and 6)	8,346,471	8,723,396
Investment in unconsolidated joint ventures (Notes 1 and 5)	1,295,403	2,526,875
Other assets - net of accumulated amortization of $581,788 and $721,525 (Notes 1, 2 and 3)	787,724	793,658

Total Assets	$14,109,619	$16,013,071

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)	$104,558	$101,104
Notes payable (Note 6)	5,890,607	6,179,038

Total Liabilities	5,995,165	6,280,142

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

Minority interest in consolidated joint venture (Note 1)	(357,312)	(340,614)

General Partners' equity (Note 1)	8,471,766	10,073,543

Total Liabilities and General Partners' equity	$14,109,619	$16,013,071

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

(A California General Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period Ended
	Years Ended December 31,			October 19, 2001
	2000	1999	1998	(Unaudited)
Revenues:
Rental income (Note 1)	$2,151,930	$2,126,106	$1,883,630	$1,865,865
Interest income	249,827	224,308	205,781	222,053
Other income	0	0	0	67,673

Total revenues	2,401,757	2,350,414	2,089,411	2,155,591

Expenses:
Operating expenses:
Depreciation and amortization	571,117	587,070	581,956	517,349
Property taxes and insurance	102,883	98,611	97,781	91,833
Administrative fees (Note 3)	115,621	121,889	111,206	131,488
Maintenance and repairs	246,460	233,615	240,965	226,440
Management fees (Note 3)	134,447	119,166	109,725	119,095
Utilities	194,507	135,301	135,077	200,169
Legal and accounting	35,239	24,767	27,657	59,718
General and administrative	19,937	16,122	7,443	15,848
Bad debt expense	67,673	4,770	0	0
Other operating expenses	19,410	46,413	25,124	644

Total operating expenses	1,507,294	1,387,724	1,336,934	1,362,584

Interest	485,730	450,177	438,711	374,854

Total expenses	1,993,024	1,837,901	1,775,645	1,737,438

INCOME BEFORE PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME (LOSSES)	408,733	512,513	313,766	418,153

PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME (LOSSES) (Note 5)	43,580	(36,405)	(131,897)	51,492

INCOME BEFORE MINORITY INTEREST'S SHARE OF CONSOLIDATED JOINT VENTURE LOSS (INCOME)	452,313	476,108	181,869	469,645

MINORITY INTEREST'S SHARE OF CONSOLIDATED
JOINT VENTURE LOSS (INCOME)	16,698	7,618	(787)	20,600

NET INCOME	$469,011	$483,726	$181,082	$490,245

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

(A California General Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY

	General Partners

	Sierra Pacific	Sierra Pacific
	Development	Pension
	Fund II	Investors '84	Total
General Partners' equity - January 1, 1998	$3,261,917	$6,603,968	$9,865,885
Net (loss) income	(14,912)	195,994	181,082
Contributions	8,490	42,000	50,490
Distributions	(211,490)	(211,250)	(422,740)

General Partners' equity - December 31, 1998	3,044,005	6,630,712	9,674,717
Net income	159,678	324,048	483,726
Contributions	44,000	539,784	583,784
Distributions	(370,184)	(298,500)	(668,684)

General Partners' equity - December 31, 1999	2,877,499	7,196,044	10,073,543
Net income	141,501	327,510	469,011
Contributions	119,678	53,900	173,578
Distributions	(1,626,473)	(617,893)	(2,244,366)

General Partners' equity - December 31, 2000	$1,512,205	$6,959,561	$8,471,766

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

(A California General Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period Ended
	Years Ended December 31,			October 19, 2001
	2000	1999	1998	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$469,011	$483,726	$181,082	$490,245
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	571,117	587,070	581,956	517,349
Undistributed (income) losses of unconsolidated joint ventures	(43,580)	36,405	131,897	(51,492)
Minority interest in consolidated joint venture (loss) income	(16,698)	(7,618)	787	(20,600)
Bad debt expense	67,673	4,770	0	0
Decrease in rent receivable	198,831	27,641	60,853	265,097
Increase in interest receivable	0	0	0	(217,015)
Increase in due from affiliates	(245,123)	(222,839)	(202,581)	0
Increase in other assets	(143,525)	(45,022)	(215,974)	(385,728)
Increase (decrease) in accrued and other liabilities	3,454	(150,886)	183,225	38,848

Net cash provided by operating activities	861,160	713,247	721,245	636,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property additions	(44,733)	(160,815)	(346,113)	(68,924)
Capital contributions to unconsolidated joint ventures	(2,090,088)	(1,027,820)	(350,900)	(189,000)
Distributions received from unconsolidated joint ventures	3,365,140	105,000	372,312	617,000

Net cash provided by (used in) investing activities	1,230,319	(1,083,635)	(324,701)	359,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from General Partners	173,578	583,784	50,490	127,868
Cash distributions to General Partners	(2,244,366)	(668,684)	(422,740)	(877,130)
Proceeds from note payable secured by property	0	1,637,500	0	0
Principal payments on notes payable	(288,431)	(876,876)	(254,638)	(258,459)

Net cash (used in) provided by financing activities	(2,359,219)	675,724	(626,888)	(1,007,721)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(267,740)	305,336	(230,344)	(11,941)

CASH AND CASH EQUIVALENTS - Beginning of year	319,400	14,064	244,408	51,660

CASH AND CASH EQUIVALENTS - End of year	$51,660	$319,400	$14,064	$39,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for real estate taxes	$73,176	$72,469	$71,184	$36,942

Cash paid during the year for interest	$487,020	$439,792	$439,756	$395,487

In 2000, 1999, and 1998 interest receivable of $245,123, $222,839, and $202,581, respectively, was added to the principal balance of the related note receivable from affiliate.  These transactions are noncash items not reflected in the above statement of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

(A California General Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sierra Mira Mesa Partners (“SMMP”), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II (“SPDFII”) and Sierra Pacific Pension Investors '84 (“SPPI84”) to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California.  The property contains 89,560 square feet and was 100% leased at December 31, 2000.

Per the terms of the partnership agreement, SPDFII and SPPI84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively.  Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner.  In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts.  The sharing ratio in effect for 1998, 1999 and 2000 was 33.74%, 33.01% and 30.17%, respectively, for SPDFII and 66.26%, 66.99% and 69.83%, respectively, for SPPI84.  On January 1, 2001, the sharing ratio will be decreased to 19.68% for SPDFII and increased to 80.32% for SPPI84 to reflect the 2000 contributions and distributions.

S-P Properties, Inc. is the General Partner and manager of SPDFII and SPPI84.  On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc.  TCP, Inc. owns all of the common stock of S-P Properties, Inc.  Finance Factors was a subsidiary of CGS Real Estate Company, Inc. (“CGS”), a national real estate company.  In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS.

SMMP also holds investments in other industrial/commercial properties through its investments in unconsolidated joint ventures.  Refer to Note 5 for additional information.

Basis of Financial Statements

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States.  However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items.  The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners (“SIP”), a majority owned joint venture as of December 31, 2000.  SMMP consolidates all subsidiaries in which it has a controlling equity interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page two

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000, and 1999 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items.  In the opinion of management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 2000, and 1999.  Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years.  Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred.  Improvements and major renewals are capitalized.  Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No.121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (the “Statement”).  Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred.  If  the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement.  No such impairment has been recognized by the Partnership at December 31, 2000.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000.  The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management.  Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material.  The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Investment in Unconsolidated Joint Ventures

The investment in unconsolidated joint ventures is stated at cost and is adjusted for the Partnership’s share in earnings or losses and cash contributions to or distributions from the joint ventures (equity method).

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page three

Other Assets

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

Rental Income and Rent Receivable

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent — rent due but not yet received.

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its  balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized  currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures.  The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page four

2.             DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

	2000	1999
Other assets:
Prepaid expenses	$13,067	$7,383
Deferred loan costs, net of accumulated amortization of $65,972 and $49,842	152,096	168,225
Deferred leasing costs, net of accumulated amortization of $655,553 and $531,945	384,097	507,000
Deposits	25,000	0
Tax impounds and insurance impounds	34,491	26,831
Tenant improvement reserves	178,973	84,219
	$787,724	$793,658
Accrued and other liabilities:
Accounts payable	$29,964	$51,008
Security deposits	32,573	17,922
Accrued expenses	11,138	0
Interest payable	30,883	32,174
	$104,558	$101,104

3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of S-P Properties, Inc. receive a monthly management fee totaling 5.5% of the gross rental income collected from the properties or $600, whichever is greater.  This fee amounted to $134,447, $119,166, and $109,725 respectively, for the years ended December 31, 2000, 1999, and 1998.  This fee was recorded as part of the operating expenses of the properties.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services.  The affiliate was reimbursed $115,621, $122,239, and $111,206 respectively, for such services for the years ended December 31, 2000, 1999, and 1998.  Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate.  For the years ended December 31, 2000, 1999, and 1998, the affiliate received $0, $28,201, and $1,327 respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP’s property, an affiliate of S-P Properties, Inc. is paid initial leasing costs.  For the years ended December 31, 2000, 1999, and 1998, these fees amounted to $0, $0, and $63,492 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of a demand note.  The  liability was assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994.  In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note.  The annual interest rate of the loan was variable at bank prime plus 2 1/4% - 3% with a minimum rate of 9%.  The loan totaled $2,360,000 at December 31, 1993 and was reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 2000, 1999, 1998 and 1997, interest receivable of $245,123, $222,839, $202,581 and $338,020, respectively, was added to the principle balance of the loan.  No interest related to this loan was due to the Partnership at December 31, 2000 and 1999.  The principal balance outstanding at December 31, 2000 was $2,696,350.  The loan is guaranteed by the owners of CGS Real Estate Company, Inc. (“CGS”).

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page five

The note receivable was involved in a lawsuit in which SPDII was the defendant.   In connection with the settlement of the lawsuit by SPDFII, the Partnership would call a portion of the note receivable from Bancor Real Estate Company, Inc.  The portion called would be that percentage of the loan that is equal to SPDFII’s ownership interest in the Partnership, in any event no less than 30%.  Such funds would have been distributed to SPDFII in accordance with the lawsuit settlement.  As of March 26, 2001, the note has not been called, the settlement has been declared null and void, and a supplemental complaint alleging new allegations has been filed.

Management anticipates settlement of the SMMP note receivable upon completion of the consolidation transaction (See Note 8).  However, there can be no assurance such transaction will be executed.  Should the partnerships be unable to settle the notes receivable subject to the litigation, a  principal shareholder of S-P Properties, Inc. had unconditionally guaranteed their payment.

S-P Properties, Inc. has denied and continues to deny that it has committed any violations of law.  Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,770.  The advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 6 for note payable transactions with related parties.

4.    INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the properties are as follows:

	2000	1999

Land	$3,786,458	$3,786,458
Building and improvements	8,474,761	8,501,318

Total	12,261,219	12,287,776

Accumulated depreciation	(3,914,748)	(3,564,380

Net	$8,346,471	$8,723,396

During 2000 and 1999, the Partnership removed $71,290 and $147,303, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page six

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

Year Ending	Straight-line	Cash
December 31,	Basis	Basis

2001	$2,092,837	$2,407,018
2002	2,083,837	2,507,237
2003	653,201	737,422
2004	179,747	184,288
2005	154,746	164,174
Thereafter	438,415	501,186

Total	$5,602,783	$6,501,325

In each of the three years in the period ending December 31, 2000, two tenants accounted for the majority of the Partnership’s rental income.  A state governmental agency associated with workers compensation insurance accounted for 69% of rental income in 2000 and 1999, and 78% in 1998; a tenant in the communications sector accounted for 13% of rental income in 2000 and 1999, and 15% in 1998.

5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 2000:

•                  a 43.92% equity interest in Sorrento II Partners (“SIIP”), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California.  SMMP’s investment in SIIP as of December 31, 2000 and 1999 is $3,822,355 and $2,647,872, respectively.  SMMP’s share of the net income (loss) of SIIP for the three years ended December 31, 2000, 1999 and 1998 is $60,583, $(30,637) and $(143,251), respectively;

•                  a 5.08% equity interest in Sierra Creekside Partners (“SCP”), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California.  SMMP’s investment in SCP as of December 31, 2000 and 1999 was $(2,540,963) and $(128,513), respectively.  SMMP’s share of the net loss of SCP for the three years ended December 31, 2000, 1999 and 1998 was $(12,441), $(5,903) and $(8,420), respectively;

•                  a 33.36% equity interest in Sierra Vista Partners (“SVP”), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California.  SMMP’s investment in SVP as of December 31, 2000 and 1999 was $14,011 and $7,516, respectively.  SMMP’s share of the net (loss) income of SVP for the three years ended December 31, 2000, 1999 and 1998 was $(4,562), $135 and $19,774, respectively.  The Sierra Vista property was sold in October 1997.

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page seven

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

Condensed Combined Balance Sheets

	December 31,	December 31,
	2000	1999
Assets

Cash and cash equivalents	$53,567	$272,657
Rent receivable	449,743	588,742
Income-producing property, net of accumulated depreciation	7,831,381	8,109,927
Other assets, net of accumulated amortization	538,029	1,897,050

Total Assets	$8,872,720	$10,868,376

Liabilities and General Partners’ Equity

Accrued and other liabilities	$215,570	$350,272
Note payable	4,025,544	1,673,186

Total Liabilities	4,241,114	2,023,458

Ground lessors’ equity in income-producing property	0	3,000,000

General Partners’ equity	4,631,606	5,844,918

Total Liabilities and General Partners’ equity	$8,872,720	$10,868,376

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page eight

Condensed Combined Statements of Operations

	For the Year Ended December 31,
	2000	1999	1998
Revenues:
Rental income	$2,363,463	$2,112,254	$1,734,403
Interest income	11,218	34,540	0
Other income	0	15,151	93,668
Total revenues	2,374,681	2,161,945	1,828,071
Expenses:
Operating expenses	1,048,507	1,407,262	1,302,968
Depreciation and amortization	857,613	779,142	829,081
Interest	360,801	152,563	156,636

Total expenses	2,266,921	2,338,967	2,288,685

Income (loss) before extraordinary loss	107,760	(177,022)	(460,614)
Extraordinary loss from write-off of deferred loan costs	(46,020)	0	0
Net income (loss)	$61,740	$(177,022)	$(460,614)

6.    NOTES PAYABLE

	2000	1999
Mortgage note payable, due in monthly installments with interest at 7.74% per annum, collateralized by the real property known as Sierra Mira Mesa. This note matures in October 2010.	$4,265,067	$4,543,984

Mortgage note payable, due in monthly installments with interest at 8.75% per annum, collateralized by the Sorrento I property. The note matures in September 2009.	1,625,540	1,635,054

	$5,890,607	$6,179,038

In August 1999, SIP paid its mortgage note due to CGS, an affiliate of the General Partner, with an outstanding balance of $607,693.  On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500.  This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum.  Principal and interest payments of $12,882 are due monthly until maturity in September 2009. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999. The note balance as of December 31, 2000 was $1,625,540.

As of December 31, 2000, annual maturities on notes payable were: $314,146 in 2001; $339,483 in 2002; $366,864 in 2003; $396,456 in 2004; $428,435 in 2005; and $4,045,223 thereafter.

Sierra Mira Mesa Partners

Notes to Consolidated Financial Statements

Page nine

7.                 COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation.  In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

Under the terms of the Sierra Creekside Partners (“SCP”) joint venture agreement, SMMP would be obligated to contribute any negative balance outstanding in its capital account upon liquidation of the Partnership.  Such balance was $2,540,963 and $128,513 at December 31, 2000 and 1999, respectively.

8.               PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership’s property with the properties of other real estate partnerships managed by CGS and its affiliates.  These partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (“ASR”), would qualify as a real estate investment trust.  ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.  The Registration Statement was amended February 14, 2001.

9.     EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

On October 19, 2001, SMMP’s two joint venture partners, SPPI84 and SPDFII, were included in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, SPPI84 and SPDFII along with six other public limited partnerships, acquired assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired assets and liabilities of CGS and its majority-owned affiliates were merged into ASR.  The accounting acquirer in the Consolidation was SPPI84.  Pursuant to the Consolidation, partners of the public partnerships received shares in ASR or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the ASR operating partnership.

CGS and the Majority-Owned Affiliates

Combined balance sheet as of December 31, 2000 and statements of operations, equity (deficit) and cash flows from January 1, 2001 through October 19, 2001 and for the two years ended December 31, 2000 and 1999 and Reports of Independent Public Accountants

INDEPENDENT AUDITORS’ REPORT

To CGS and the Majority-Owned Affiliates:

We have audited the accompanying combined statement of operations, equity (deficit) and cash flow of CGS and the Majority-Owned Affiliates for the period from January 1 2001 to October 19, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of CGS and the Majority-Owned Affiliates for the period from January 1. 2001 to October 19, 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

April 10, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CGS and the Majority-Owned Affiliates:

We have audited the accompanying combined balance sheet of CGS and the Majority-Owned Affiliates as of December 31, 2000, and the related combined statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of CGS and the Majority-Owned Affiliates as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has debt in default.  These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Houston, Texas

April 16, 2001

CGS AND THE MAJORITY-OWNED AFFILIATES

COMBINED BALANCE SHEET

(Dollars in thousands)

December 31, 2000
ASSETS:
Real estate held for investment, net	$86,021
Cash	1,787
Accounts receivable, net	1,369
Notes and accounts receivable from affiliates	95
Investments in uncombined partnerships	3,241
Equipment, net	606
Goodwill, net	1,373
Prepaid and other assets, net	7,690

Total Assets	$102,182

LIABILITIES AND EQUITY (DEFICIT):

Accounts payable and accrued expenses	$6,283
Deferred revenue	2,167
Notes payable	110,175
Notes and accounts payable to affiliates	18,618
Notes payable to shareholders	1,300

Total Liabilities	138,543

MANDATORILY-REDEEMABLE COMMON STOCK OF SUBSIDIARY	1,045

COMMITMENTS AND CONTINGENCIES:

Equity (Deficit)
Capital	2,481
Accumulated deficit	(39,887)

Total equity (deficit)	(37,406)

Total liabilities and equity (deficit)	$102,182

The accompanying notes are an integral part of these combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Period Ended October 19,	Year Ended December 31,	Year Ended December 31,
	2001	2000	1999
REVENUES:
Rental income	$14,572	$15,994	$14,813
Property management income	4,005	6,812	5,452
Income from affiliates	1,498	1,702	2,357

Total revenues	20,075	24,508	22,622

COSTS AND EXPENSES:
Property operating expense	5,151	5,486	3,396
Property management expense	9,512	11,111	10,766
Depreciation and amortization	3,284	4,634	3,259
Real estate taxes	1,188	1,571	1,597
Equity in (income) loss of uncombined partnerships	(53)	(235)	330
Impairment charges	—	—	5,164

Total costs and expenses	19,082	22,567	24,512

OTHER EXPENSES (INCOME):

Interest expense	9,802	12,620	9,982
Loss on demolition of property	867	—	—
Gain on sale of property	(100)	(1,328)	—

Total other expenses (income)	10,569	11,292	9,982

Minority Interest	257	—	—

Net loss before extraordinary items	(9,833)	(9,351)	(11,872)

Extraordinary items — loss on extinguishment of debt	—	(1,861)	(214)

Net loss	$(9,833)	$(11,212)	$(12,086)

The accompanying notes are an integral part of these combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

COMBINED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in thousands)

	Capital	Accumulated Deficit	Total
Balance, December 31, 1998	$1,208	$(17,519)	$(16,311)

Net loss	—	(12,086)	(12,086)

Net contributions	1,319	1,057	2,376

Balance, December 31, 1999	2,527	(28,548)	(26,021)

Net loss	—	(11,212)	(11,212)

Net distributions	(46)	(127)	(173)

Balance, December 31, 2000	2,481	(39,887)	(37,406)

Net loss	—	(9,833)	(9,833)

Net contributions	—	1,645	1,645

Balance, October 19, 2001	$2,481	$(48,075)	$(45,594)

The accompanying notes are an integral part of these combined financial statements

CGS AND THE MAJORITY-OWNED AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Period Ended October 19, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,833)	$(11,212)	$(12,086)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain on sale of property	(100)	(1,328)	—
Loss on demolition of property	867	—	—
Depreciation and amortization	3,284	4,634	3,259
Equity in (income) loss of uncombined partnerships	(53)	(235)	330
Impairment charges	—	—	5,164
Minority interest	257	—	—
Extraordinary loss	—	1,861	214
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	419	(128)	(80)
Increase in prepaid and other assets, net	(4,274)	(7,691)	(687)
Increase in deferred revenue	82	1,940	654
Increase in accounts payable and accrued expenses	3,006	1,390	986

Net cash used in operating activities:	(6,345)	(10,769)	(2,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investments in) distributions from uncombined partnerships, net	(716)	291	(2,062)
Additions to real estate assets	(2,569)	(2,975)	(4,854)
Proceeds from sales of real estate held for investment	1,023	8,236	—
Purchases of equipment	(48)	(395)	—

Net cash (used in) provided by investing activities:	(2,310)	5,157	(6,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of notes payable, net	2,311	(2,276)	10,322
Sale of partially owned property	1,000	—	—
Decrease in notes and accounts receivable from affiliates	8	5,847	569
Increase (decrease) in notes and accounts payable to affiliates	3,238	2,943	(4,169)
Equity contributions (distributions), net	1,645	(173)	2,376
Proceeds from loan from shareholders	300	600	—

Net cash provided by financing activities	8,502	6,941	9,098

(Decrease) increase in cash	(153)	1,329	(64)

Cash, beginning of period	1,787	458	522

Cash, end of period	$1,634	$1,787	$458

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,835	$14,699	$8,253

The accompanying notes are an integral part of these combined financial statements

Supplemental Disclosures of Noncash Investing and Financing Activities:

During 2000, the Company purchased a 100% interest in two property management and brokerage companies for $1,498,000.  The Company issued notes to pay for part of the purchase and allocated the majority of the purchase price to goodwill.

During 2000, the Company transferred land with a book value of $3,298,000 to Sorrento II Partners, an affiliated partnership in exchange for cash and forgiveness of rent prepayments to the Company from Sorrento II Partners.

During 2000, various net affiliate payables of $173,000 were converted to equity.

During 1999, the Company purchased a property by assuming approximately $4,415,000 in liabilities.

CGS AND THE MAJORITY-OWNED AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The accompanying combined financial statements present the financial position of CGS Real Estate Company, Inc. and the Majority-owned Affiliates (the “Company’”) as of December 31, 2000, and the results of operations and cash flows from January 1 through October 19, 2001 and for the years ended December 31, 2000 and 1999.  As discussed in Note 2, certain assets and liabilities of the Company were acquired in a consolidation transaction.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

All significant intercompany balances and transactions have been eliminated in combination.  Certain prior year balances have been reclassified to conform with the current year presentation.

2.             CONSOLIDATION TRANSACTION

On October 19, 2001, subsidiaries of American Spectrum Realty, Inc. (“ASR”) acquired certain assets and liabilities of the Company pursuant to a consolidation transaction (the “ Consolidation”).  Prior to October 19, 2001, ASR was a wholly owned subsidiary of CGS.  ASR was established to be the legal acquirer and registrant in the Consolidation.  Subsidiaries of ASR also merged with eight public limited partnerships and acquired all the assets and liabilities of two private entities as part of the Consolidation.  The accounting acquirer in the Consolidation was Sierra Pacific Pension Investors ‘84, one of the eight public limited partnerships.  The limited partners of each of the eight public limited partnerships approved the Consolidation with ASR pursuant to the Registration Statement on Form S-4 that was declared effective by the Securities and Exchange Commission on August 8, 2001.  The closing of the Consolidation was effective on October 19, 2001.  Partners of the public partnerships received shares in ASR or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in American Spectrum Operating Partnership, a majority-owned subsidiary of ASR.  The private entities and public limited partnerships were engaged in substantially the same business as the Company.

3.             NATURE OF BUSINESS AND PRINCIPLES OF COMBINATION

The Company included CGS Real Estate Company, Inc. and various other entities and properties involved in real estate development, management, ownership, and operation.  The Company’s operations were located principally in the Midwest and Western United States and consisted mainly of office, office/warehouse, shopping center, and multi-family apartment properties.

The entities and properties included in the combined financial statements of the Company (1) have majority ownership interests held by Mr. William J. Carden and Mr. John Galardi and/or their affiliates, (2)  agreed to participate in the Consolidation with other entities in which Mssrs. Carden and Galardi have interests, and (3) are under common management.  Certain entities and assets included in these combined financial statements were merged into a subsidiary of the operating partnership owned by ASR. ASR is a Maryland corporation, the legal acquirer in the Consolidation, and was a wholly owned subsidiary of CGS. ASR acquired eight public limited partnerships and two private entities.  The accounting acquirer in this transaction was one of the eight public limited partnerships (Sierra Pacific Pension Investors ‘84).  These events are collectively referred to as the Consolidation.  For all entities that elected to be included in the Consolidation, the assets and liabilities of each entity was exchanged for stock and promissory notes of ASR and operating partnership units in a newly formed operating partnership, that is wholly-owned by ASR and will continue to be a consolidated subsidiary of ASR thereafter.  The private entities and public limited partnerships included in the Consolidation were engaged in substantially the same business as the Company.  The Company provided property management services to these entities.  ASR intends to qualify as a real estate investment trust (REIT) for federal income tax purposes beginning in 2003.

The combined financial statements included CGS and its consolidated subsidiaries and properties as follows:

Legal Entities	CGS Ownership

American Spectrum Realty, Inc.	100%
Pasadena Autumn Ridge, LP	100%
Villa Redondo LLC	100%
American Spectrum Real Estate Services, Inc.	80%
SP Properties, Inc.	100%
Nooney Income Investments, Inc.	100%
Nooney Income Investments-Two	100%
Nooney Investors, Inc.	100%

Wholly-Owned Properties

Parkade Center
Autumn Ridge
Villa Redondo
West Florissant
Phoenix Van Buren Land

CGS owned interests in the public limited partnerships and private entities acquired in the Consolidation. Property management operations were conducted through various consolidated property management subsidiaries in which CGS has ownership interests of 80 to 100 percent and which were referred to as the CGS Management Company. The Company’s combined financial statements also include one privately-held real estate limited partnership and two LLCs where the ownership percentages are in substance identical to the ownership of CGS (the common controlled entities) as follows:

Legal Entity	Properties
McDonnell Associates LLP	Northwest Corporate Center

Pacific Spectrum LLC	Pacific Spectrum

Creekside/Riverside LLC	Creekside Senior Apartments

Additionally, the combined financial statements included one privately-held real estate limited partnership and two LLCs (the closely-held private entities) where the general partner or managing member and more than 50% of the limited partnership interests were controlled by the owners of CGS as follows:

Legal Entity	Properties
CGS Properties Marketplace Columbia LP	Columbia N.E. Marketplace

Back Bay LLC	Back Bay Office

Seventy Seven LLC	Chrysler

The combined financial statements also included, on a carve-out basis, three properties, Beach and Lampson Pad D, Richardson Plaza and Sierra Technology which were acquired by ASR from the entities that own these properties. The entities that own these properties were also controlled by the owners of CGS.

Transactions and accounts between combined entities have been eliminated. Accounts and transactions eliminated include inter-entity loans and advances and management fees charged to various entities by the management company subsidiaries of CGS.

4.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Held for Investment — Real estate held for investment is carried at cost net of accumulated depreciation and amortization.  Economic, market, environmental and political conditions may affect management’s development, investment and/or marketing plans. In addition, the implementation of such development, investment and/or marketing plans could be affected by the availability of future financing.  Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to forty years.

Evaluation of Impairment - Long-lived assets, including real estate held for investment that are expected to be held and used in operations are carried at the lower of cost or, if impaired, the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  An impairment charge is triggered if the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset.  Assumptions and estimates used to calculate fair value in determining the amount of any impairment loss include estimated occupancy, lease revenue, costs to enter into leases with tenants, and property operation costs.  The calculation of an impairment loss is based upon estimated discounted future cash flows.  The estimates to determine an impairment adjustment can change in the near term as economic conditions fluctuate.

During 1999, the Company evaluated certain goodwill associated with acquired management companies and recorded an impairment charge of $2,247,000.  The goodwill impaired relates to the management companies located in Missouri and Colorado, which were acquired in October and August 1997, respectively.  The impairment charge was the result of the loss of several management contracts.  In addition, the Company recorded impairment charges applicable to certain real estate properties totaling $2,917,000 for the year ended 1999 (Note 12).  The analysis of impairment on real estate properties was performed due to the deteriorating operating performance of certain properties and included independent appraisals of the properties, which were based upon projected future cash flows of the properties.

Allowance for credit losses — A provision for credit losses is recorded based upon management’s judgement of tenant creditworthiness.  The activity in the allowance for credit losses during 1999 and 2000 was as follows:

(In 000’s)
	Balance at
	Beginning of	Provisions for	Accounts Written	Balance at End
Allowance for credit losses	Period	Credit Losses	Off	of Period

Year ended December 31, 1999	$(334)	$(309)	$122	$(521)
Year ended December 31, 2000	$(521)	$(842)	$463	$(900)

Equipment - Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Capitalization of Interest - The Company follows the practice of capitalizing interest to real estate held for investment during the period of development, in accordance with SFAS 34, “Capitalization of Interest Cost”.   Interest costs capitalized during 1999 was $880,000.   No interest costs were capitalized during the period ended October 19, 2001 and year ended December 31, 2000.

Investments in Uncombined Partnerships - The Company invests in various public and private limited partnerships and in limited liability companies that are engaged in substantially the same business as the Company.  Investments may be reduced below zero if the investee records losses in which the general partner is obligated to fund.  The Company does not record any losses in excess of investments when it only acts as a limited partner.  The Company accounts for its investments in limited partnerships using the equity method.  Under this method, the Company initially records its investment in the limited partnerships at cost and adjusts the carrying amount of the investment to recognize its share of the income or losses of the limited partnerships after the date of acquisition.  Partnership income and losses are allocated in accordance with the respective partnership agreements.

Deferred Revenue - Deferred revenue represents non-refundable prepayments of rents on certain operating properties, which are recognized as revenue when earned.

Interest Rate Swap - The Company, from time to time, utilizes interest rate swaps to manage interest rate sensitivity for its debt arrangements.  The periodic net settlement for interest rate swaps is recorded as an adjustment to interest expense or capitalized if the project containing the swap is still in the development period as discussed above under Capitalization of Interest.

Revenue Recognition - Lease agreements with tenants are accounted for as operating leases and rental income is recognized on the straight-line method over the term of the related operating lease.  Unbilled rent receivable represents the difference between rent recognized under the straight-line method and the actual cash payments and is included in accounts receivable on the accompanying combined balance sheets.  Property operating cost reimbursements due from tenants for common area maintenance are recognized in the period the expenses are incurred at amounts expected to be recovered from the tenants.

Debt Issuance Costs and Discount - Debt issuance costs and discounts related to the Company’s notes payable are deferred and amortized to interest expense using the effective interest method over the term of the related notes.  Debt issuance costs are included in other assets in the accompanying combined balance sheets.

Mandatorily-Redeemable Common Stock of Subsidiary - In August 1997, American Spectrum Real Estate Services, Inc. (ASRESI), initially a wholly-owned subsidiary of CGS, acquired all of the common stock of Spectrum Holdings, Ltd. (a property management company) in exchange for new mandatorily-redeemable common shares of ASRESI.  The selling shareholders of Spectrum Holdings, Ltd. have the right to put their shares of ASRESI at $522.50 per share or $1,045,000.  As a result of this transaction, ASRESI is 80% owned by CGS and continues to be a consolidated subsidiary, while the mandatorily-redeemable common stock of subsidiary represents the minority interest.

Income Taxes — As of October 19, 2001, the Company included various partnerships and limited liability companies that were not subject to Federal or significant state income tax at the entity level.

The corporate entities that are subject to income tax account for income taxes using the asset and liability method.  Deferred income tax assets and liabilities are determined based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws.  These entities have accumulated net operating losses for both Federal and State reporting purposes and pay minimal taxes.  The Company has operations in California, Arizona, Texas, Missouri, South Carolina, North Carolina, Colorado, Maryland, Illinois, Indiana, Kansas, Minnesota, Nebraska, and Ohio.  Consummation of the Consolidation may significantly impact the future utilization of net operating loss carry-forwards.

ASR intends to qualify as a REIT beginning in 2003 for federal income tax purposes.  As a REIT, ASR will not generally be liable for federal corporate income taxes.  As such, uncertainty exists as to the ultimate tax asset to be realized. Management has recorded a valuation allowance against the entire net deferred tax asset to reflect this uncertainty.  If ASR fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates.

Segment Disclosure - Management believes that the Company operates in a single segment as the Company’s real estate operations have similar economic and environmental conditions, business processes, types of customers (i.e., tenants), and services provided, and because resource allocation and other operating decisions made by senior management are based upon evaluation of the entire portfolio.

Use of Estimates - The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities.  Actual results could materially differ from those estimates.

In assessing impairment of real estate assets, certain estimates were used by management related to future lease income to be realized and future operating costs to be incurred.  These estimates could materially differ from the actual results achieved.

5.             GOING CONCERN

The Company has experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,250,000 of debt in default (See Note 15).  In addition, certain entities were in default on certain notes payable to affiliates totaling $7,218,000 (See Note 6).  Certain entities also needed to pay or refinance a significant amount of debt coming due in the twelve months following December 31, 2000.  These factors raised substantial doubt about the ability of the Company to continue as a going concern.

Management plans in regard to these matters included obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the Consolidation.  In addition, if necessary, management believed it could sell properties to generate cash to pay debt.    Management believed operating losses were a result of the Company’s business plan that included acquisition and turn-around of under performing properties.  During the turn-around period, losses can accrue due to the temporary excess of operating expenses, interest expense and management costs over rental income.  The factors that raised substantial doubt about the ability of the Company to continue as a going concern were cured as a result of the Consolidation (See Note 2).

6.             RELATED PARTY TRANSACTIONS

(i)                                     Notes Payable to Shareholders

Notes payable to shareholders consist of non-interest bearing advances, due on demand.

(ii)                                  Notes Payable to Affiliates

Notes payable to affiliates consists of various notes secured usually by real estate.  The notes bear interest at various rates, ranging from 6% to 12% and generally mature in various years through January 2005.  Notes payable totaling approximately $7,218,000 are part of a settlement agreement entered into 1999 and were, pursuant to the settlement agreement, were due prior to December 31, 2000.  Such notes were not paid in accordance with the settlement agreement causing the settlement agreement to be declared void.  These obligations, along with certain other assets and liabilities of the Company, were acquired by ASR on October 19, 2001.  ASR intends to pay these loans primarily with the proceeds from the refinancing of debt.

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

7.             MINORITY INTEREST

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

The Company has accounted for this transaction as a joint venture and as such, the purchase price was accounted for as minority interest.  Further, income and distribution allocable to the Buyer are accounted for as an offset to the minority interest account.

From and after February 1, 2002, the Buyer, under the terms of the sale agreement, shall have the unilateral right to cause the sale of the property to a bona fide third party purchaser for a fair market price upon commercially reasonable terms and provisions.  Upon the sale of the property, all net proceeds shall be distributed as follows:

1)              the then outstanding principal balance of the Creekside loan is to be paid;

2)              the Buyer is to receive $1,030,000 plus simple interest of 12% per annum accruing from the date of the sale agreement less any distributions made during the same period;

3)              the remaining balance of such net sale proceeds shall be distributed to the Company

Further, under the terms of the sales agreement, the Company has the right to purchase the Buyer’s 49% interest in the property if the lender calls the loan under a “due on sale” provision included in the Creekside loan.

The Company has accounted for this transaction as a partial interest in real property and as such, the purchase price is accounted for as minority interest.  Further, income and distributions allocable to the buyer are accounted for as an offset to the minority interest account.  In addition, to the extent that the accumulation of net income less distributions made to the Buyer does not cover the guaranteed return ($30,000) and simple interest of 12% per annum, the Company records an accrual for any such difference in each fiscal period until such obligation is paid in full.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 141 which supercedes APB 16, “Business Combinations”, which is effective for business combinations initiated after June 30, 2001.  SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed.  ASR accounted for the Consolidation under the purchase method.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on its financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes Statement of Financial Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business.  SFAS 144 will be effective for the Company beginning January 1, 2002, the first day of its 2002 fiscal year.  The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

9.             COMMITMENTS AND CONTINGENCIES

A subsidiary of the Company, S-P Properties, Inc., a California corporation, is a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. V. S.P. Properties, Inc. and Sierra Pacific Development Fund II (“Fund II”).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to the general partner and the issuance of notes to an affiliate of the Company in connection with the purchase of the Technology building (the “Property”) from Fund II.  Fund II was merged into a subsidiary of ASR pursuant to the Consolidation.  The loans to the general partner were made prior to the acquisition of the general partner by the Company and were assumed by an affiliate of the Company.  The purchase was negotiated prior to the acquisition of the general partner by the Company and closed immediately prior to the acquisition of the general partner.  The Company and its affiliates denied any liability.  The matter was settled and, pursuant to the settlement agreement, the Company’s subsidiary agreed to repay the amount of the notes with accrued interest.  The obligation to repay was guaranteed by John Galardi.  Under the settlement agreement, the payment was due in December 2000.  The Company did not make the payment when it was due because it did not have sufficient cash to make the payment.  As a result, the plaintiff terminated the settlement agreement.  Plaintiff amended its complaint to claim that additional loans in the amount of $500,000 were made by Fund II to affiliates of the general partner in violation of the partnership agreement.   In addition, plaintiffs amended their complaint to add ASR as a defendant as the successor-in-interest to Fund II and its general partner.  ASR’s response to the amended complaint is not yet due.  A trial setting conference is scheduled for April 10, 2002.  Notwithstanding the termination of the settlement agreement, the ASR intends to make a distribution either in cash, stock, or both to the former limited partners of Fund II in an amount equal to that which the partners would have been entitled to under the settlement agreement.  As of October 19, 2001 and December 31, 2000 interest and principal due with respect to the loans totaled approximately $7,883,000 and $7,218,000, respectively.

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

In March 2001, the Company was named as a defendant in an action brought by certain limited partners of a limited partnership, which was not a part of the Consolidation, seeking damages in excess of $8,500,000.  The claims arise out of allegations by the limited partners that an affiliate of the Company, as former general partner, breached various legal duties to the partnership for benefit of individuals and entities affiliated with the general partner.  The Company was alleged to be one of the parties that benefited from the alleged breaches.  A settlement agreement was entered into during November 2001 that requires the Company to pay plantiffs under an installment plan.

As discussed in Note 15, the Company was not in compliance with certain financial and other convenants of certain debt agreements.  Accordingly, various lenders notified the Company that the loans were placed in default status.  In August 2001, Goldman Sachs Mortgage Company commenced a lawsuit in the United States District Court, Central District of California against the Company, seeking recovery of approximately $4,668,000 as a result of the Company’s alleged breach of its guaranty of a mortgage loan made by plaintiff to McDonnell Associates, LLC.  The loan was secured by a second mortgage on the Northwest Corporate Center and came due on August 17, 2001.  This loan became an obligation of ASR upon consummation of the Consolidation.  ASR subsequently paid the loan in full during November 2001 settling this matter.

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

LEASE OBLIGATIONS AS LESSOR

As of December 31, 2000, the Company, through ownership of various commercial and retail operating properties and ground-leased land, was a lessor under various non-cancelable operating leases. Minimum future rental income under these non-cancelable operating leases were as follows:

Years ending December 31,	Amount (In 000’S)
2001	$10,029
2002	8,982
2003	7,951
2004	6,578
2005	3,876
Thereafter	6,810
$44,226

The Company’s lease rent income from overage or percentage rents was not material for each of the periods presented.

The Company had an interest in three apartment complexes. The rental of apartment units was generally for terms of one year or less. Accordingly, the above table does not reflect minimum future rental income for such apartment complexes.

LEASE OBLIGATIONS AS LESSEE

As of December 31, 2000, the Company was a lessee under various noncancellable operating leases for the land underlying office facilities. Minimum future rentals under these noncancellable operating leases were as follows:

Years ending December 31,	Amount (In 000’S)
2001	$708
2002	440
2003	305
2004	25
$1,478

EMPLOYEE OBLIGATIONS

As of December 31, 2000, the Company was obligated under various employment agreements with key employees.  Minimum future obligations under these employment agreements were as follows:

Years ending December 31,	Amount (In 000’S)
2001	$880
2002	715
2003	19
$1,614

10.           SUBSEQUENT EVENT

The limited partners of each of the eight public limited partnerships approved the Consolidation with ASR pursuant to the Registration Statement on Form S-4.  The closing of the Consolidation was effective on October 19, 2001.  Pursuant to the Consolidation, subsidiaries of ASR acquired certain assets and liabilities of the Company, merged with the limited eight limited partnerships, and acquired all the assets and liabilities of two private entities (Note 2).

11.            ACQUISITIONS

The following property was acquired during 1999.  No properties were acquired during 2000 and the period ended October 19, 2001:

Property	Description	Acquisition Date	Purchase Price (In 000’s)
Autumn Ridge	Apartments	May 1999	$5,450

Substantially the entire purchase price, except for working capital amounts, was allocated to the real estate property.

12.            REAL ESTATE HELD FOR INVESTMENT, NET

Real estate held for investment at December 31, 2000 consisted of the following:

(In 000’s)
Income producing property:
Land	$17,790
Building and improvements	81,251
$99,041
Accumulated depreciation and amortization	(13,020)
$86,021

During 2001, the Company recorded an $867,000 loss on demolition of property.  The loss was associated with the demolition of one of the buildings at the Company’s Marketplace property in South Carolina.

During 2001, the Company recorded a gain on sale of property of $100,000.  The gain was associated with the sale one of the Company’s management companies and related third party brokerage and property management businesses.

During 1999, the Company recorded an impairment loss of $1,156,000 based in part on the planned sale of one of two buildings at Northwest Corporate Center, an office property acquired in August 1998.  The sale was consummated in 2000.  No gain or loss was recorded on the sale of the building.

During 1999, the Company also recorded an impairment loss of $1,593,000 on a retail building acquired in February 1989, and an impairment loss of $168,000 on land which was acquired in September 1998, in accordance with SFAS No 121.  The analysis of impairment was performed due to the deteriorating operating performance of the properties and included independent appraisals, which were based upon projected cash flows of the properties.

13.           EQUIPMENT, NET

Equipment consists primarily of furniture and fixtures and information technology/computer equipment.  Accumulated depreciation was approximately $2,444,000 at December 31, 2000.

14.         INVESTMENTS IN UNCOMBINED PARTNERSHIPS

The Company is a general partner and had a fifty percent or less ownership interest in the following uncombined partnerships at December 31, 2000:

	General Partner	Limited Partner
Sierra Pacific Institutional Properties V*	1%	0%
Sierra Pacific Development Fund III*	1	0
Sierra Pacific Development Fund II*	1	0
Sierra Pacific Development Fund*	1	6.03
Sierra Pacific Pension Investors ‘84*	1	4.91
Nooney Income Fund LTD*	1	13.60
Nooney Income Fund II*	1	5.83
Nooney Real Property Investors Two LP*	1	5.40
Nooney Rider Trail, LLC*	0	1
8622 Starcrest Investors LLC	0	38.25
Mariner’s Place	9.62	0
Meadow Wood Village Associates LTD LP	1	0
California Consultants, Limited	1	0

* Entities that participated in the Consolidation (Note 2).

The Company uses the equity method of accounting for its investments in these fifty percent or less owned partnerships (Note 4).  The accounting policies of the entities are substantially the same as those of the Company.

15.           NOTES PAYABLE

Notes payable at December 31, 2000 consisted of the following:

(In 000’s)

Fixed rate debt payable to financial institutions, primarily secured by real estate held for investment at an interest rate between 6.5% and 20.0% due between 2001 and 2010.	$61,561

Variable rate debt payable to financial institutions and other lenders, primarily secured by real estate held for investment at an interest rate between 8% and 12% or based on various indexes, due between 2000 and 2008.	48,614
$110,175

Generally, the debt is arranged on a property-specific basis and is secured by the property.  Mssrs. Carden and Galardi have provided guarantees on certain borrowings and/or stock of CGS and/or its subsidiaries have been pledged as collateral.

During 2000, the Company refinanced approximately $31,765,000 of debt with a bank loan of $34,940,000, principal and interest due monthly at an interest rate of 8.5% per annum, with remaining unpaid principal and interest due on July 10, 2010.  In connection with the debt refinancing, the Company incurred a $1,861,000 extraordinary loss for prepayment penalties and write-off of deferred loan costs.

Certain of the Company’s notes payable provide for various warranties, covenants and restrictions pertaining to financial and non-financial matters requiring compliance on a continuing basis.  Default on any warranty, covenant or restriction could affect the lender’s commitment to lend, and if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the notes.

As of December 31, 2000, the Company was not in compliance with certain financial and other covenants of certain debt agreements and had approximately $43,751,000 in debt coming due in the next twelve months.  Accordingly, various lenders notified the Company of loans that were placed into a default status.  Total defaulted loans, as of December 31, 2000, was approximately $10,250,000, in which the maturity dates of these loans have been accelerated and total unpaid principal and interest was due in full.  Approximately $8,603,000 of defaulted loans are secured by real estate held for investment. These loans in default are also guaranteed by Mssrs. Carden and Galardi.  Additionally, the primary portion of the remaining $1,647,000 of defaulted loans is guaranteed by Mssrs. Carden and Galardi.  On October 19, 2001, the Company’s notes payable became the obligation of ASR pursuant to the Consolidation as discussed in Note 2.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company. (1)

4.1	Form of Stock Certificate (1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P. (1)

10.9	Omnibus Stock Incentive Plan (1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge LP (1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo LLC (1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast LLC (1)

10.19	Contribution Agreement, dated August 6, 2000, between the Company and No.–So., Inc. (1)

10.20	Form of Restricted Stock Agreement (1)

10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)

10.22	Form of Stock Option Agreement (Directors) (1)

10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)

10.29	Form of Indenture Relating to Notes (1)

10.25	Contribution Agreement, dated May 31, 2001, between the Company and CGS Real Estate Company, Inc. (1)

10.26	Contribution Agreement, dated May 31, 2001, between the Company and American Spectrum Real Estate Services, Inc. (1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail LLC. (1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay LLC. (1)

10.30

Contribution Agreement, dated May 31, 2001, between the Company and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc. (1)

10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo LLC

10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P.

10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast LLC

10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties

21.01	Significant Subsidiaries of the Company

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.