Form 10-Q
period 2002-03-31
AMERICAN SPECTRUM REALTY INC
filed 2002-05-10
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 8, 2002, 5,538,228 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate held for investment	$255,681	$254,679
Accumulated depreciation and valuation allowance	8,039	5,172
Real estate held for investment, net	247,642	249,507

Cash and cash equivalents	1,717	2,284
Tenant and other receivables, net of allowance for doubtful accounts of $315 and $234, respectively	1,267	1,378
Deferred rents receivable	286	149
Deposits held in escrow	1,687	1,956
Investment in management company	4,000	4,000
Prepaid and other assets, net	7,109	6,931

Total Assets	$263,708	$266,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $4,673 and $4,829, respectively (including $2,799 and $2,802, respectively, to related parties)	$179,307	$176,915
Notes payable to former limited partners	1,138	2,292
Accounts payable	2,546	3,203
Deferred gain on disposition of property	232	232
Accrued and other liabilities (including $2,771 and $3,394, respectively, to related parties)	17,532	18,510

Total Liabilities	200,755	201,152

Minority Interests:
Unit holders in the operating partnership	10,341	10,616
Partially owned property	1,038	1,033
Total minority interests	11,379	11,649

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none	—	—
issued and outstanding
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,529,031 and 5,529,190 shares, respectively	55	55
Additional paid-in capital	56,502	56,502
Accumulated deficit	(4,139)	(2,038)
Deferred compensation	(1,142)	(1,415)
Treasury stock, at cost (159 common shares at March 31, 2002)	(2)	—

Total stockholders’ equity	51,274	53,104

Total Liabilities and Stockholders’ equity	$263,708	$266,205

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2002	2001
REVENUES:

Rental revenue	$9,876	$165
Interest and other income	79	44

Total revenues	9,955	209

EXPENSES:

Property operating expense	3,560	59
General and administrative	2,417	95
Depreciation and amortization	2,982	47
Interest expense	3,337	31

Total expenses	12,296	232

OTHER INCOME (LOSS):

Loss from investment in unconsolidated joint venture	—	(20)

Total other income (loss)	—	(20)

Minority Interests:
Unit holders in the operating partnership	276	—
Partially owned property	(36)	—

Total minority interests	240	—

Net loss	$(2,101)	$(43)

Basic per share data:
Net loss per basic share	$(.38)	$—

Per unit data:
Limited partner loss per unit	$ N/A	$(.55)

Basic weighted average shares used	5,529,058	—
Limited partnership units outstanding	N/A	77,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total Equity
Balance, December 31, 2001 (audited)	$55	$56,502	$(2,038)	$(1,415)	—	$53,104
Amortization of deferred compensation	—	—	—	273	—	273
Common stock repurchase	—	—	—	—	$(2)	(2)
Net loss	—	—	(2,101)	—	—	(2,101)

Balance, March 31, 2002	$55	$56,502	$(4,139)	$(1,142)	$(2)	$51,274

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Quarter Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,101)	$(43)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,982	47
Loss from investment in unconsolidated joint venture	—	20
Minority interest	(240)	—
Deferred compensation expense	273	—
Deferred rental income	(137)	(1)
Amortization of loan premiums, included in interest expense	(156)	—
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	372	8
Increase in prepaid and other assets	(293)	(36)
Decrease in accounts payable	(657)	(29)
Decrease in accrued and other liabilities	(978)	(58)

Net cash used in operating activities:	(935)	(92)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(1,002)	(21)
Contributions to minority owner of partially owned property	(30)	—
Distributions from unconsolidated joint venture	—	185

Net cash (used in) provided by investing activities:	(1,032)	164

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,650	—
Repayment of borrowings	(8,102)	(5)
Note payments to former limited partners	(1,154)	—
Collection of advances to affiliate	8	—
Advances to affiliate	—	(97)
Repurchase of common stock	(2)	—

Net cash provided by (used in) financing activities:	1,400	(102)

Decrease in cash	(567)	(30)

Cash, beginning of period	2,284	34

Cash, end of period	$1,717	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,314	$31

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  As of March 31, 2002, through its majority-owned subsidiary, American Spectrum Realty Operating Partnership, L.P. (the “Operating Partnership”), the Company owned and operated 33 properties which consisted of 12 office, 11 office/warehouse, five shopping center, and four apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.

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

At March 31, 2002, the Company held a 1% general partner interest and an 87.4% limited partner interest in the Operating Partnership.  Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the fair market value of one share of Common Stock of the Company at the date of conversion.  As of March 31, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 33 real estate properties.

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

CONSOLIDATION TRANSACTION

On October 19, 2001, the Company was the legal acquirer and registrant in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  The accounting acquirer in the Consolidation was Sierra Pacific Pension Investors `84 (“SPPI84”), one of the eight public limited partnerships.  SPPI84’s activities have involved the ownership and operation of two real estate properties in Arizona:  Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.   Prior to October 19, 2001, the Company was a wholly owned subsidiary of CGS.

The condensed combined statement of operations and cash flows of CGS and its majority-owned affiliates for the three months ended March 31, 2001 follows (dollars in thousands):

Condensed Combined Statement of Operations	Quarter Ended
March 31, 2001

Total revenues	$6,141
Operating expenses	4,203
Depreciation and amortization	1,166
Interest expense	2,971
Equity in loss of uncombined partnerships	7
Gain on sale of property	100
Minority interest	14
Net loss	$(2,092)

Condensed Combined Statement of Cash Flows	Quarter Ended
March 31, 2001

Cash flows provided by (used in):
Operating activities	$(377)
Investing activities	(236)
Financing activities	177
Decrease in cash	(436)
Cash, beginning of period	1,787
Cash, end of period	$1,351

It is suggested that these condensed combined financial statements be read in conjunction with the combined financial statements for the period January 1 to October 19, 2001 and the related notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries for interim periods.

The results for such interim periods are not necessarily indicative of results for a full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the related notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the SEC.

As discussed in Note 1, the accounting acquirer in the Consolidation was SPPI84.  As such, the consolidated statement of operations and cash flows for the three months ended March 31, 2001 reflects the results of operations and cash flows of SPPI84.

All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period.  Actual results could materially differ from those estimates.

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

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002.  The Company believes the adoption of the provisions of SFAS 143 will not have a significant effect on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  SFAS 144 will be effective for the Company beginning January 1, 2002, the first day of its 2002 fiscal year.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, notes payable, accounts payable and accrued expenses.  The Company has entered into interest rate swap agreements in notional amounts totaling $21,800,000 to manage its interest rate risk.  The agreements effectively fix the interest rate at 2.68% plus the applicable variable rate margin (5.68% at March 31, 2002).  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at March 31, 2002 and December 31, 2001.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standard No. 133, as amended, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designed in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  Our objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” in October 1995.  This standard establishes a fair value approach to valuing stock options awarded to employees as compensation.  The Company has elected, as permitted by the standard to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

MINORITY INTERESTS

Unit holders in the Operating Partnership.  At March 31, 2002 and December 31, 2001, unit holders in the Operating Partnership held an 11.6% limited partnership interest in the Operating Partnership.  Each of the holders of the interests in the Operating Partnership has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the fair value of one share of Common Stock of the Company at the date of conversion.

Partially owned property.  On February 28, 2001, a third party buyer (the “Buyer”) purchased a 49% undivided tenancy-in-common interest in the Company’s Creekside/Riverside property for $1,000,000.  In addition, the sale agreement stipulates income and expenses shall be allocated to the Company and the Buyer based upon the respective ownership interests.

The Company has accounted for this transaction as a partial interest in real property and as such, the purchase price is accounted for as minority interest on the accompanying balance sheet.  Further, income and distributions allocable to the buyer are accounted for as an offset to the minority interest account.  In addition, to the extent that the accumulation of net income less distributions made to the Buyer does not cover the guaranteed return of $30,000 and simple interest of 12% per annum, the Company records an accrual for any such difference in each fiscal period until such obligation is paid in full.

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

INCOME TAXES

The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning in 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.  Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

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

NOTE 3.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company currently has no investments in operating joint ventures.  Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (“SMMP”), which it accounted for using the equity method.

SMMP is a California general partnership formed in 1985 between SPPI84 and Sierra-Pacific Development Fund II (“SPDFII”), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, a 89,560 square foot office building located in San Diego, California.   At March 31, 2001, SPPI84’s interest in SMMP was 80.32%; the remaining 19.68% interest was owned by SPDFII.  During the three months ended March 31, 2001, SPPI84 recorded a loss from investment in SMMP of $20,450.

On October 19, 2001, SPPI84 and SPDFII merged into a respective subsidiary of the Company pursuant to the Consolidation.  As a result, the assets and liabilities of Mira Mesa are included in the consolidated balance sheets of the Company at March 31, 2002 and December 31, 2001.

NOTE 4.  NOTES PAYABLE

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of March 31, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Unsecured loans with various lenders, bearing interest at fixed rates between 8.00% and 20.00% at March 31, 2002 and December 31, 2001, and maturing at various dates through October 1, 2005.	$995	$1,279

Unsecured loans with various lenders, bearing interest at variable rates between 5.02% and 6.25% at March 31, 2002 and 5.17% and 6.25% at December 31, 2001, and maturing at various dates through November 5, 2002.	52	72

Unsecured loans with various parties, non-interest bearing, and maturing at various dates through January 1, 2003.	158	399

Secured loans with various lenders, net of unamortized premiums of $4,673 at March 31, 2002 and $4,829 at December 31, 2001, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $8 and $269 and maturing at various dates through March 1, 2012.	126,661	116,445

Secured loans with various banks bearing interest at variable rates ranging between 4.88% and 9.00% at March 31, 2002 and 4.93% and 9.00% at December 31, 2001, and maturing at various dates through May 1, 2008.	36,094	43,337

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,783	11,816

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments that increase by $5 from the previous semi-annual payment ($70 at March 31, 2002 and December 31, 2001), and a maturity date of November 1, 2006.	765	765

Secured loan with IDM Participating Mortgage Income Fund (“IDM PMIF”), a California limited partnership. Entities owned by William J. Carden own a 5% limited partnership interest and a 1% general partnership interest in IDM PMIF. Mr. Carden is Chairman of the Board of the Company and an over 5% stockholder of the Company. The loan bears interest at the Federal Discount Rate plus 3%, with a minimum of 12.12% and a maximum of 15.15% (12.12% at March 31, 2002 and December 31, 2001), maturing on November 30, 2002.	1,000	1,000

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (4.75% at March 31, 2002 and 5.00% at December 31, 2001) and is payable on demand.	199	202

Unsecured loan with John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	1,600

Total	$179,307	$176,915

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of March 31, 2002 and December 31, 2001, the unamortized debt premiums were $4,673,000 and $4,829,000, respectively.

REFINANCINGS

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

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bear interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,153,862 of the notes, plus accrued interest, were paid.  Additional payments of $4,971 and $705,161, plus accrued interest, were paid on April 1, 2002 and April 25, 2002, respectively.  These payments reduced the principal balance of the notes to $427,677 as of April 25, 2002.

NOTE 5.  RELATED PARTY TRANSACTIONS

Effective January 1, 2002, the Company assumed, from a related party, operations of an executive suite in an office building owned by the Company.  The note and receivables due the Company for rent from the executive suite business through the date of acquisition of $177,000 has been offset by reducing a payable owed by the Company to an entity owned by the related party.  No gain or loss was recorded as a result of the assumption.

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife, and in a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of March 31, 2002.

NOTE 6.  SEGMENT INFORMATION

As of March 31, 2002, the Company owned a diverse portfolio of properties comprising of office, office/warehouse, shopping center, apartment, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types, which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/warehouse portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenue. Significant information used by the Company for its reportable segments as of and for the quarters ended March 31, 2002, and 2001 is as follows (dollars in thousands):

	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2002
Rental revenue	$5,489	$1,861	$551	$1,975	—	$9,876
Property operating expenses	1,855	569	233	889	$14	3,560
Net operating income (NOI)	$3,634	$1,292	$318	$1,086	$(14)	$6,316
Real estate assets, net	$131,719	$47,073	$17,526	$47,281	$4,043	$247,642

2001
Rental revenue	—	$165	—	—	—	$165
Property operating expenses	—	59	—	—	—	59
Net operating income (NOI)	—	$106	—	—	—	$106
Real estate assets, net	—	$1,198	—	—	—	$1,198

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Quarter Ended March 31,
	2002	2001
REVENUES
Total revenues for reportable segments	$9,876	$165
Other revenues	79	44
Total consolidated revenues	$9,955	$209

NET INCOME
NOI for reportable segments	$6,316	$106
Unallocated amounts:
Interest and other income	79	44
General and administrative expenses	(2,417)	(95)
Depreciation and amortization	(2,982)	(47)
Interest expense	(3,337)	(31)
Loss from investment in unconsolidated joint venture	–	(20)
Loss from operations before minority interests	(2,341)	(43)
Minority interests	240	—
Net loss	$(2,101)	$(43)

	Quarter Ended March 31,
	2002	2001
ASSETS
Total assets for reportable segments	$247,642	$1,198
Cash and cash equivalents	1,717	4
Tenant and other receivables, net	1,267	61
Deferred rent receivable	286	50
Note receivable from affiliate, net	—	1,618
Accounts receivable from affiliate	—	1,034
Investment in management company	4,000	—
Deposits held in escrow	1,687	—
Investment in unconsolidated joint venture	—	6,857
Prepaid and other assets, net	7,109	253
Total consolidated assets	$263,708	$11,075

NOTE 7.  SUBSEQUENT EVENTS

On April 8, 2002, the Company refinanced $3,650,000 on a loan secured by Oak Grove Commons, an office/warehouse property, and entered into a new loan agreement in the amount of $4,313,700.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing. The Company recognized a loss on early extinguishment of debt of $72,000 due to the write-off of unamortized deferred loan costs associated with the original loan.

On April 16, 2002, the Company’s Board of Directors declared a first quarter cash dividend in the amount of $.20 per common share.  The dividend will be paid on June 3, 2002 to common stockholders of record on April 30, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. is a full-service real estate corporation which owns, manages and operates various income-producing properties.  As of March 31, 2002, through the Operating Partnership, the Company owned and operated 33 properties which consisted of 12 office, 11 office/warehouse, five shopping center, four apartment properties, and one developmental land property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.  The Company intends to qualify as a real estate investment trust as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.

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

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements of the Company, including the notes thereto, included in Item 1.

The major accounting policies followed by the Company are listed in Note 2. — Summary of Significant Accounting Policies. — in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

•                  The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning in 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.  Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

The statement of operations for the three months ended March 31, 2001 solely reflects the operating results of SPPI84, the accounting acquirer in the Consolidation.  Therefore, a discussion of operating results for the quarters ended March 31, 2002 and 2001 is not a true comparison.

The Company recorded rental revenue of $9,876,000 and expenses of $12,296,000 for the three months ended March 31, 2002, which reflect the operations of the Company’s 33 properties.  The weighted average occupancy of the properties at March 31, 2002 was 87%.  Expenses not anticipated to be recurring totaled approximately $250,000 due to professional fees associated with the Consolidation.  Rental revenue of $165,000 and operating expenses of $232,000 generated in the corresponding period in the prior year reflected the operations SPPI84’s sole wholly owned property, Sierra Valencia.

SPPI84 recorded a $20,000 loss from investment in its unconsolidated joint venture partner, SMMP, during the three months ended March 31, 2001.  This represents SPPI84’s share of losses generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures for the quarter ended March 31, 2002.

Holders of OP Units share of the loss for the three months ended March 31, 2002 was $276,000, which represented the 11.6% limited partner interest in the Operating Partnership not held by the Company at March 31, 2002.  In addition, minority interest expense of $36,000 was recognized as a result of income generated on a partially owned property.  SPPI84 had no minority interests in the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company used net cash in operating activities of $935,000 during the three months ended March 31, 2002.   This amount was comprised of (i) net loss of $2,101,000 adjusted for non-cash items of $2,722,000, which included depreciation and amortization of $2,982,000, and ii) the net decrease in operating assets and liabilities of $1,556,000.  The net decrease in operating assets and liabilities was primarily due to the pay-down of payables associated with the Consolidation.

Cash used in investing activities of $1,032,000 for the three months ended March 31, 2002 was comprised of (i) $1,002,000 paid for capital expenditures, which in large part were related to renovations on an apartment property, and (ii) $30,000 in distributions to the minority owner of the Company’s Creekside/Riverside property.

Net cash provided by financing activities amounted to $1,400,000 during the three months ended March 31, 2002.  Proceeds received from borrowings totaled $10,650,000 as detailed below.  Repayment of borrowings, which consisted of $7,250,000 from refinances and $852,000 in scheduled principal payments, totaled $8,102,000.  Note payments to former limited partners totaling $1,154,000 were also made during the period.

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

The Company expects to meet its short-term liquidity requirements from cash generated by operations and refinancings.  The Company believes that its cash generated by operations and refinancings will be adequate to meet normal operating expenses.

The Company is projecting the need for substantial cash to fund obligations other than normal operating expenses in 2002.  These obligations include capital costs related to re-leasing space, improvements to properties, repayment of notes issued in the Consolidation, and payment of other liabilities arising from a litigation settlement agreement that was subsequently declared void.  The Company is in the process of refinancing several properties to generate the cash necessary to fund the non-operating capital costs.

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

FUNDS FROM OPERATIONS

In October 1999, the Board of Governors of NAREIT issued `White Paper on FFO-October 1999’ to clarify its definition of Funds from Operations (FFO).  The clarification was effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in FFO.  This clarification was effective January 1, 2002 and requires restatement for all periods presented financial statements or tables.   The Company computes FFO in accordance with the clarified definition except that we eliminate straight-line rent from the calculation, which may not be comparable to FFO reported by REITs that interpret the clarified definition differently than we do.  The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, along with cash flow from operating activities, FFO provides investors with an indication of our ability in incur and service debt, to make capital expenditures and to fund other cash needs.  FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income

(determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company’s calculation of FFO.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2002 (in thousands except weighted average shares and per share amounts):  FFO for the three months ended March 31, 2001 is not presented as it is not comparable or meaningful.

March 31, 2002
Loss from operations before minority interests	$(2,341)
Depreciation and amortization	2,982
Adjustment for straight-line rents	(137)
FFO	504

Basic weighted average shares	5,529,058
FFO per share	$.09

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on Management beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: ASR’s level of indebtedness and ability to refinance its debt; the fact that ASR’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the Consolidation; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with ASR’s strategy of investing in under-valued assets; general economic, business and market conditions; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-Q.

RISK FACTORS

Stockholders or potential stockholders should read the “Risk Factors” section of the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company’s results of operations and the Company’s common stock share price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in nominal amounts totaling $21,800,000, effectively fix the interest rate at 2.68% plus the applicable variable rate margin (5.68% at March 31, 2002).

At March 31, 2002, the Company’s total indebtedness included fixed-rate debt of $143,099,946 and floating-rate indebtedness of $37,345,011.  The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $373,450, based upon the balances outstanding on variable rate instruments at March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is information concerning material, pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject in which there were material developments during the quarter:

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

The Company intends to vigorously defend against the claims asserted in the action.  On February 13, 2002, the Company filed a Demurrer to Plaintiff Complaint contending Plaintiffs lack standing to assert some of the claims alleged, that Plaintiffs’ Complaint fails to state a cause of action for breach of fiduciary duty against the Company and that the Plaintiffs’ Complaint fails to state a cause of action for breach of contract against the Company.  On March 15, 2002, the Orange County Superior Court sustained the Company’s Demurrer on the ground that Plaintiffs’ Complaint fails to state a cause of action for either breach of fiduciary duty or breach of contract against the Company, and overruled the Company’s Demurrer on the ground of standing.  The Court gave the Plaintiffs’ twenty days leave to amend their Complaint, which amended compliant was received by the Company on April 3, 2002.  On May 8, 2002, the Company responded to the amended complaint by Dumurrer.  The Court set a hearing for June 14, 2002.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is herby incorporated by reference to this item.

(b)  Reports on Form 8-K:

On February 15, 2002, a report on Form 8-K was filed with respect to a change in certifying accountants

On February 27, 2002, a report on Form 8-K was filed with respect to a change in certifying accountants

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: May 10, 2002                                                                /s/ William J. Carden

                                                                                William J. Carden

                                                                                Chairman of the Board, President

                                                                                and Chief Executive Officer

Date: May 10, 2002                                                                /s/ Thomas N. Thurber

                                                                                Thomas N. Thurber

                                                                                Chief Financial Officer and

                                                                                Senior Vice President

Date: May 10, 2002                                                                /s/ Patricia A. Nooney

                                                                                 Patricia A. Nooney

                                                                                 Principal Accounting Officer

                                                                                 Senior Vice President

EXHIBIT INDEX

Exhibit No.            Exhibit Title

10.01                                                           Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi

10.02                                                                     Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins

10.03                                                                     Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney