Form 10-Q
period 2002-06-30
AMERICAN SPECTRUM REALTY INC
filed 2002-08-13
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 9, 2002, 5,536,990 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

Real estate held for investment	$266,830	$254,679
Accumulated depreciation and valuation allowance	10,666	5,172
Real estate held for investment, net	256,164	249,507

Cash and cash equivalents	1,908	2,284
Tenant and other receivables, net of allowance for doubtful accounts of $519 and $234, respectively	934	1,378
Deferred rents receivable	420	149
Mortgage loan receivable	1,100	—
Deposits held in escrow	—	1,956
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,668	6,931

Total Assets	$273,194	$266,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $4,361 and $4,829, respectively (including $2,799 and $2,802, respectively, to related parties)	$192,416	$176,915
Notes payable to former limited partners	428	2,292
Accounts payable	1,769	3,203
Deferred gain on disposition of property	—	232
Accrued and other liabilities (including $2,803 and $3,394, respectively, to related parties)	18,337	18,510

Total Liabilities	212,950	201,152

Minority Interests:
Unit holders in the operating partnership	10,001	10,616
Partially owned property	1,031	1,033
Total minority interests	11,032	11,649

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,536,990 and 5,529,190 shares, respectively	55	55
Additional paid-in capital	55,448	56,502
Accumulated deficit	(5,621)	(2,038)
Deferred compensation	(970)	(1,415)

Total stockholders’ equity	48,912	53,104

Total Liabilities and Stockholders’ equity	$273,194	$266,205

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:

Rental revenue	$10,283	$165	$20,159	$331
Interest and other income	72	44	151	87

Total revenues	10,355	209	20,310	418

EXPENSES:

Property operating expense	3,607	58	7,167	117
General and administrative	1,812	57	4,229	151
Depreciation and amortization	2,872	54	5,854	101
Interest expense	3,740	31	7,077	63

Total expenses	12,031	200	24,327	432

OTHER INCOME:

Net gain on sales of real estate assets	84	—	84	—
Income from investment in unconsolidated joint venture	—	230	—	210

Total other income	84	230	84	210

Minority Interests:
Unit holders in the operating partnership	194	—	470	—
Partially owned property	(31)	—	(67)	—

Total minority interests	163	—	403	—

Net (loss) income before extraordinary item	(1,429)	239	(3,530)	196

Extraordinary item – net loss on extinguishment of debt	(53)	—	(53)	—

Net (loss) income	$(1,482)	$239	$(3,583)	$196

Basic per share data:
Net loss before extraordinary item	$(.26)	$—	$(.64)	$—
Extraordinary item – net loss on extinguishment of debt	(.01)	—	(.01)	—
Net loss	$(.27)	$—	$(.65)	$—

Per unit data:
Limited partner income per unit	$ N/A	$3.07	$ N/A	$2.52

Basic weighted average shares used	5,535,591	—	5,531,705	—
Limited partnership units outstanding	N/A	77,000	N/A	77,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total Equity

Balance, December 31, 2001 (audited)	$55	$56,502	$(2,038)	$(1,415)	—	$53,104
Issuance of common stock to officer	—	70	—	(70)	—	—
Common stock repurchases	—	(14)	—	—	$14	—
Retirement of common stock	—	—	—	—	(14)	(14)
Amortization of deferred compensation	—	—	—	515	—	515
Dividends paid to common stockholders	—	(1,110)	—	—	—	(1,110)
Net loss	—	—	(3,583)	—	—	(3,583)

Balance, June 30, 2002	$55	$55,448	$(5,621)	$(970)	$—	$48,912

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,583)	$196
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,854	102
Extraordinary net loss on extinguishments of debt	53	—
Net gain on sales of real estate assets	(84)	—
Income from investment in unconsolidated joint venture	—	(210)
Minority interest	(403)	—
Deferred compensation expense	515	—
Deferred rental income	(271)	(2)
Amortization of loan premiums, included in interest expense	(337)	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	652	(22)
Increase in prepaid and other assets	(1,937)	(41)
Decrease in accounts payable	(1,434)	(5)
Decrease in accrued and other liabilities	(413)	(114)

Net cash used in operating activities:	(1,388)	(96)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(2,217)	(38)
Proceeds received from sale of real estate asset	59	—
Contributions to minority owner of partially owned property	(69)	—
Distributions from unconsolidated joint venture	—	334

Net cash (used in) provided by investing activities:	(2,227)	296

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,773	—
Repayment of borrowings	(15,409)	(9)
Note payments to former limited partners	(1,864)	—
Collection of advances to affiliate	8	—
Advances to affiliate	—	(191)
Dividends to common stockholders	(1,110)	—
Distributions to unitholders in the operating partnership	(145)	—
Repurchase of common stock	(14)	—

Net cash provided by (used in) financing activities:	3,239	(200)

Decrease in cash	(376)	—

Cash, beginning of period	2,284	34

Cash, end of period	$1,908	$34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,435	$63

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assumption of mortgage loans in acquisitions of real estate assets	$8,650	$—

Seller financing of acquired real estate assets	$955	$—

Trust deed note receivable from disposition of real estate asset	$1,100	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  As of June 30, 2002, through its majority-owned subsidiary, American Spectrum Realty Operating Partnership, L.P. (the “Operating Partnership”), the Company owned and operated 34 properties which consisted of 14 office, 11 office/warehouse, four shopping center, and four apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.

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

At June 30, 2002, the Company held a 1% general partner interest and an 87.4% limited partner interest in the Operating Partnership.  Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the fair market value of one share of Common Stock of the Company at the date of conversion.  As of June 30, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, owns a portfolio of 34 real estate properties.

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

The unaudited condensed combined statements of operations and cash flows of CGS and its majority-owned affiliates for the six months and three months ended June 30, 2001 follows (dollars in thousands):

Condensed Combined Statements of Operations	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001

Total revenues	$12,682	$6,541
Operating expenses	10,201	5,998
Depreciation and amortization	2,132	966
Interest expense	6,445	3,474
Equity in income of uncombined partnerships	54	61
Gain on sale of property	100	—
Minority interest	193	207
Net loss	$(6,135)	$(4,043)

Condensed Combined Statements of Cash Flows	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001

Cash flows provided by (used in):
Operating activities	$(7,064)	$(6,687)
Investing activities	(1,160)	(924)
Financing activities	7,791	7,614
(Decrease) increase in cash	(433)	3
Cash, beginning of period	1,787	1,351
Cash, end of period	$1,354	$1,354

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

As discussed in Note 1, the accounting acquirer in the Consolidation was SPPI84.  As such, the consolidated statement of operations and cash flows for the six months and three months ended June 30, 2001 reflects the results of operations and cash flows of SPPI84.

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

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections” (“FAS 145”).  In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“FAS 4”).  This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon application, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classifications should be reclassified to conform to the provisions of FAS 145.  Earlier application of the provisions of FAS 145 related to the rescission of FAS 4 is encouraged.  The Company will adopt FAS 145 in the third quarter of 2002.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, mortgage loan receivable, notes payable, accounts payable and accrued expenses.  The Company has entered into interest rate swap agreements in notional amounts totaling $21,800,000 to manage its interest rate risk.  The agreements effectively fix the interest rate at 2.68% plus the applicable variable rate margin (5.68% at June 30, 2002).  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at June 30, 2002 and December 31, 2001.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  The interest rate swap contracts are reflected at fair value in the Company’s balance sheet and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the six months ended June 30, 2002, the Company recorded a charge of approximately $89,000 attributable to changes in the fair value of its derivatives financial instruments.  The Company’s objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

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

MINORITY INTERESTS

Unit holders in the Operating Partnership.  At June 30, 2002 and December 31, 2001, unit holders in the Operating Partnership held an 11.6% limited partnership interest in the Operating Partnership.  Each of the holders of the interests in the Operating Partnership has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the fair value of one share of Common Stock of the Company at the date of conversion.

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

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates.  In addition, a REIT is subject to an entity level tax on the sale of property it held before electing REIT status.  During the 10-year period following its qualification as a REIT, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets, including all the assets transferred to it as part of the Consolidation it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.

The potential tax related to this built-in gain is approximately $12,943,000.  A deferred tax liability has not been recorded for this potential tax because the tax law provides a means by which the assets can be recovered tax-free. The Company expects that it will ultimately hold the properties subject to the built-in gains tax throughout the 10-year holding period or to dispose of properties utilizing only tax-deferred exchanges.  If the Company’s expectation changes and it disposes of property that is subject to the built-in gains tax without a tax deferred exchange upon the Company’s qualification for REIT status, the entire $12,943,000 deferred tax liability will be recorded immediately on the books of the Company.

NOTE 3.  REAL ESTATE

ACQUISITIONS

On May 28, 2002, the Company acquired two office properties in Houston, Texas consisting of 142,792 total square feet.  The aggregate acquisition costs of approximately $11,567,000 consisted of proceeds from a tax-deferred exchange, the assumption of debt and seller financing.  The Company is in the process of finalizing assumption of the existing debt.  If the existing lender does not approve the Company’s assumption of the debt, the Company can elect to waive the requirement for approval of debt assumption or cause the Seller to repurchase the properties.  In the event the Company elects to have the Seller repurchase the properties prior to electing to be treated as a Real Estate Investment Trust for Federal income tax purposes, the Company would record a deferred tax liability of $12,943,000.  See Note 2. – Summary of Significant Accounting Policies – Income Taxes.

DISPOSITIONS

On April 30, 2002, the Company sold Beach & Lampson, a 13,017 square foot shopping center in California for $1,200,000.  The Company received net cash proceeds of approximately $59,000 and obtained a $1,100,000 trust deed note from the buyer (See Note 4).  The transaction resulted in a $148,000 loss on sale of real estate.  In the second quarter, the Company recognized a $232,000 deferred gain associated with the sale of Tower Industrial in 2001.

NOTE 4.  MORTGAGE LOAN RECEIVABLE

On April 30, 2002, the Company obtained a $1,100,000 trust deed note receivable from the sale of Beach & Lampson.  The note bears interest at 9.5% per annum and matures September 15, 2003.  A discount in the amount of $200,000 will apply in the event the note is paid in full by September 15, 2002.

NOTE 5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company currently has no investments in operating joint ventures.  Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (“SMMP”), which it accounted for using the equity method.

SMMP is a California general partnership formed in 1985 between SPPI84 and Sierra-Pacific Development Fund II (“SPDFII”), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, a 89,560 square foot office building located in San Diego, California.   At June 30, 2001, SPPI84’s interest in SMMP was 80.32%; the remaining 19.68% interest was owned by SPDFII.  During the six months and three months ended June 30, 2001, SPPI84 recorded income from investment in SMMP of $209,472 and $229,922, respectively.

On October 19, 2001, SPPI84 and SPDFII merged into a subsidiary of the Company pursuant to the Consolidation.  As a result, the assets and liabilities of Mira Mesa are included in the consolidated balance sheets of the Company at June 30, 2002 and December 31, 2001.

NOTE 6.  NOTES PAYABLE

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of June 30, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Unsecured loans with various lenders, bearing interest at fixed rates between 5.47% and 20.00% at June 30, 2002 and 8.00% and 20.00% at December 31, 2001, and maturing at various dates through October 1, 2004.	$1,614	$1,279

Unsecured loans with various lenders, bearing interest at variable rates between 4.75% and 6.25% at June 30, 2002 and 5.17% and 6.25% at December 31, 2001, and maturing at various dates through November 5, 2002.	31	72

Unsecured loans with various parties, non-interest bearing, and maturing at various dates through January 1, 2003.	158	399

Secured loans with various lenders, net of unamortized premiums of $4,361 at June 30, 2002 and $4,829 at December 31, 2001, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $8 and $269 at June 30, 2002 and December 31, 2001, and maturing at various dates through June 1, 2012.	141,499	116,445

Secured loans with various banks bearing interest at variable rates ranging between 4.84% and 9.00% at June 30, 2002 and 4.93% and 9.00% at December 31, 2001, and maturing at various dates through May 1, 2008.	33,878	43,337

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,737	11,816

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments that increase by $5 from the previous semi-annual payment ($65 at June 30, 2002 and $70 at December 31, 2001), and a maturity date of November 1, 2006.	700	765

Secured loan with IDM Participating Mortgage Income Fund (“IDM PMIF”), a California limited partnership. Entities owned by William J. Carden own a 5% limited partnership interest and a 1% general partnership interest in IDM PMIF. Mr. Carden is Chairman of the Board of the Company and an over 5% stockholder of the Company. The loan bears interest at the Federal Discount Rate plus 3%, with a minimum of 12.12% and a maximum of 15.15% (12.12% at June 30, 2002 and December 31, 2001), maturing on November 30, 2002.	1,000	1,000

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (4.75% at June 30, 2002 and 5.00% at December 31, 2001) and is payable on demand.	199	202

Unsecured loan with John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	1,600

Total	$192,416	$176,915

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of June 30, 2002 and December 31, 2001, the unamortized debt premiums were $4,361,000 and $4,829,000, respectively.

In July 2002, a lender notified the Company it was technically in default under its loan agreement.  The principal balance of the loan as of June 30, 2002 was $6,262,000.  The Company is working to resolve this matter as of the filing date of this Form 10-Q.

In May 2002, through the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000.  The loans bear interest at 7.45% per annum and mature in May 2012.    The Company also entered into an agreement which provides for seller financing of $955,000, bearing interest at 7.45% per annum and maturing in May 2004.

In May 2002, an $859,000 unsecured loan was obtained to finance insurance premiums on the Company’s properties.  The loan bears interest at a fixed rate of 5.47% per annum and matures in February 2003.

REFINANCINGS

In May 2002, the Company refinanced $1,452,000 on a loan secured by Southwest Pointe, an office/warehouse property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company refinanced $1,346,000 on a loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at June 30, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

In April 2002, the Company refinanced $3,650,000 on a loan secured by Oak Grove Commons, an office/warehouse property, and entered into a new loan agreement in the amount of $4,313,700.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

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

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bore interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,153,862 of the notes, plus accrued interest, were paid.  Additional payments of $4,971 and $705,161, plus accrued interest, were paid on April 1, 2002 and April 25, 2002, respectively.  These payments reduced the principal balance of the notes to $427,677 as of June 30, 2002.  On July 2, 2002, a payment of $191,055, plus accrued interest, reduced the principal balance to $236,622.

NOTE 7.  NET LOSS ON EARLY EXTINGUISHMENTS OF DEBT

In connection with the refinancing of several loans, as discussed above, the Company recorded a net loss on early extinguishments of debt of $53,000 in the second quarter of 2002.  Losses of $184,000 due to the write-off of unamortized deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium.

NOTE 8.  RELATED PARTY TRANSACTIONS

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

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife, and in a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of June 30, 2002.

NOTE 9.  SEGMENT INFORMATION

As of June 30, 2002, the Company owned a diverse portfolio of properties comprising of office, office/warehouse, shopping center, apartment, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types, which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/warehouse portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and six months ended June 30, 2002 and 2001 is as follows (dollars in thousands):

	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
Three Months Ended June 30, 2002
Rental revenue	$5,704	$1,999	$561	$2,019	—	$10,283
Property operating expenses	2,005	422	146	922	$112	3,607
Net operating income (NOI)	$3,699	$1,577	$415	$1,097	$(112)	$6,676
Real estate assets, net	$141,891	$46,599	$16,109	$47,511	$4,054	$256,164

2001
Rental revenue	—	$165	—	—	—	$165
Property operating expenses	—	58	—	—	—	58
Net operating income (NOI)	—	$107	—	—	—	$107
Real estate assets, net	—	$1,178	—	—	—	$1,178

	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
Six Months Ended June 30, 2002
Rental revenue	$11,193	$3,860	$1,112	$3,994	—	$20,159
Property operating expenses	3,861	990	379	1,811	$126	7,167
Net operating income (NOI)	$7,332	$2,870	$733	$2,183	$(126)	$12,992
Real estate assets, net	$141,891	$46,599	$16,109	$47,511	$4,054	$256,164

2001
Rental revenue	—	$331	—	—	—	$331
Property operating expenses	—	117	—	—	—	117
Net operating income (NOI)	—	$214	—	—	—	$214
Real estate assets, net	—	$1,178	—	—	—	$1,178

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Total revenues for reportable segments	$10,283	$165	$20,159	$331
Other revenues	72	44	151	87
Total consolidated revenues	$10,355	$209	$20,310	$418

NET (LOSS) INCOME
NOI for reportable segments	$6,676	$107	$12,992	$214
Unallocated amounts:
Interest and other income	72	44	151	87
General and administrative expenses	(1,812)	(57)	(4,229)	(151)
Depreciation and amortization	(2,872)	(54)	(5,854)	(101)
Interest expense	(3,740)	(31)	(7,077)	(63)
Income from investment in unconsolidated joint venture	—	230	—	210
Net gain on sales of real estate assets	84	—	84	—
(Loss) income from operations before minority interests	(1,592)	239	(3,933)	196
Minority interests	163	—	403	—
Net (loss) income before extraordinary item	$(1,429)	$239	$(3,530)	$196
Extraordinary item – net loss on extinguishment of debt	(53)	—	(53)	—

Net (loss) income	$(1,482)	$239	$(3,583)	$196

	June 30,
	2002	2001
ASSETS
Total assets for reportable segments	$256,164	$1,178
Cash and cash equivalents	1,908	34
Tenant and other receivables, net	934	4
Deferred rent receivable	420	51
Note receivable from affiliate, net	—	1,618
Accounts receivable from affiliate	—	1,128
Interest receivable	—	87
Mortgage loan receivable	1,100	—
Investment in management company	4,000	—
Investment in unconsolidated joint venture	—	6,937
Prepaid and other assets, net	8,668	241
Total consolidated assets	$273,194	$11,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. is a full-service real estate corporation which owns, manages and operates various income-producing properties.  As of June 30, 2002, through the Operating Partnership, the Company owned and operated 34 properties which consisted of 14 office, 11 office/warehouse, four shopping center, four apartment properties, and one developmental land property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.  The Company intends to qualify as a real estate investment trust as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.

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

The major accounting policies followed by the Company are listed in Note 2. – Summary of Significant Accounting Policies. – in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

RESULTS OF OPERATIONS

The statements of operations for the three and six months ended June 30, 2001 solely reflects the operating results of SPPI84, the accounting acquirer in the Consolidation.  Therefore, a discussion of operating results for the three and six months ended June 30, 2002 and 2001 is not a true comparison.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

The Company recorded rental revenue of $10,283,000 and expenses of $12,031,000 for the three months ended June 30, 2002.  The Company acquired two office properties during the quarter consisting of 142,792 rentable square feet with an average occupancy of 93% at June 30, 2002.  One shopping center property, consisting of 13,017 square feet was sold during the period.  The weighted average occupancy of the Company’s properties increased from 87% at March 31, 2002 to 88% at June 30, 2002.  Rental revenue increased $407,000 between the first and second quarters of 2002 primarily due the acquisition of the two office properties and a lease buy-out.  The Company owned and operated 34 properties at June 30, 2002.

Rental revenue of $165,000 and operating expenses of $200,000 generated in the corresponding period in 2001 reflected the operations SPPI84’s sole wholly owned property, Sierra Valencia.

The Company recorded an $84,000 net gain from sales of real estate assets during the three months ended June 30, 2002.  The Company recognized a $232,000 deferred gain associated with the sale of the Tower Industrial in 2001.  This gain was partially offset by a $148,000 loss on the sale of Beach & Lampson.

Holders of OP Units share of the loss for the quarter ended June 30, 2002 was $194,000, which represented the 11.6% limited partner interest in the Operating Partnership not held by the Company at June 30, 2002.  In addition, minority interest expense of $31,000 was recognized as a result of income generated on a partially owned property.  SPPI84 had no minority interests in the corresponding period of 2001.

SPPI84 recorded income of $230,000 from investment in its unconsolidated joint venture partner, SMMP, during the three months ended June 30, 2001.  This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures during the quarter.

The Company recorded a $53,000 net loss on early extinguishments of debt in connection with the refinancing of several loans during the quarter.  Losses of $184,000 due to the write-off of unamortized deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

The Company recorded rental revenue of $20,159,000 and expenses of $24,327,000 for the six months ended June 30, 2002.  The Company acquired two office properties during the period consisting of 142,792 rentable square feet with an average occupancy of 93% at June 30, 2002.    One shopping center property, consisting of 13,017 square feet was sold during the period.  The weighted average occupancy of the Company’s properties was 88% at December 31, 2001 and June 30, 2002.  Expenses not anticipated to be recurring totaled approximately $250,000 during the six months ended June 30, 2002 due to professional fees associated with the Consolidation.

Rental revenue of $331,000 and operating expenses of $432,000 generated during the six months ended June 30, 2001 reflect the operations SPPI84’s sole wholly owned property, Sierra Valencia.

The Company recorded an $84,000 net gain from sales of real estate assets during the six months ended June 30, 2002.  The Company recognized a $232,000 deferred gain associated with the sale of the Tower Industrial in 2001.  This gain was partially offset by a $148,000 loss on the sale of Beach & Lampson.

Holders of OP Units share of the loss for six months ended June 30, 2002 was $470,000, which represented the 11.6% limited partner interest in the Operating Partnership not held by the Company at June 30, 2002.

In addition, minority interest expense of $67,000 was recognized as a result of income generated on a partially owned property.  SPPI84 had no minority interests in the corresponding period of 2001.

SPPI84 recorded income of $210,000 from investment in its unconsolidated joint venture partner, SMMP, during the six months ended June 30, 2001.  This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures during the six months ended June 30, 2002.

The Company recorded a $53,000 net loss on early extinguishments of debt in connection with the refinancing of several loans during the six months ended June 30, 2002.  Losses of $184,000 due to the write-off of unamortized deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium.

LIQUIDITY AND CAPITAL RESOURCES

While the Company had a net loss of $3,583,000 for the six months ended June 30, 2002, the Company’s expenses included non-cash items of $5,327,000, net, which included depreciation and amortization of $5,854,000.  Thus, excluding the Company’s pay-down of payables, the Company would have had positive cash flow from its operating activities.  Nonetheless, the Company used net cash in operating activities of $1,388,000, primarily as a result of the pay-down of payables resulting from the Consolidation.

Net cash used in investing activities of $2,227,000 for the six months ended June 30, 2002 was comprised of (i) $2,217,000 paid for capital expenditures, which in large part were related to major renovations on an apartment property, (ii) $69,000 in distributions to the minority owner of the Company’s Creekside/Riverside property, and (iii) $59,000 in proceeds received from the sale of the Beach & Lampson property.

Net cash provided by financing activities amounted to $3,239,000 during the six months ended June 30, 2002.  Proceeds received from borrowings totaled $21,773,000 as detailed below, of which $13,698,000 was used to repay debt.  The Company paid $1,711,000 in scheduled principal payments during the six months ended June 30, 2002.  Note payments to former limited partners totaling $1,864,000 were also made during the period.  Further, dividends to common stockholders of $1,110,000 and distributions to unitholders in the operating partnership of $145,000 were made during the period.

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

In April 2002, the Company refinanced $3,650,000 on a loan secured by Oak Grove Commons, an office/warehouse property, and entered into a new loan agreement in the amount of $4,313,700.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

In May 2002, the Company refinanced $1,346,000 on a loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at June 30, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

In May 2002, the Company refinanced $1,452,000 on a loan secured by Southwest Pointe, an office/warehouse property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, an $859,000 unsecured loan was obtained to finance insurance premiums on the Company’s properties.  The loan bears interest at a fixed rate of 5.47% per annum and matures in February 2003.

In July 2002, a lender notified the Company it was technically in default under its loan agreement.  The principal balance of the loan as of June 30, 2002 was $6,262,000.  The Company is working to resolve this matter as of the filing date of this Form 10-Q.

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

The following table sets forth the Company’s calculation of FFO for the three months ended March 31 and June 30, 2002, and for the six months ended June 30, 2002 (in thousands except weighted average shares and per share amounts):  FFO for the three months ended March 31 and June 30, 2001 and the six months ended June 30, 2001 is not presented as it is not comparable or meaningful.

	March 31, 2002	June 30, 2002	Year to Date 2002
Loss from operations before minority interests and extraordinary item	$(2,341)	$(1,592)	$(3,933)
Depreciation and amortization	2,982	2,872	5,854
Net gain on sales of real estate assets	—	(84)	(84)
Adjustment for straight-line rents	(137)	(134)	(271)
FFO	$504	$1,062	$1,566

Basic weighted average shares	5,529,058	5,535,591	5,531,705
FFO per share	$.09	$.19	$.28

FFO increased by $558,000 for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002 for the same reasons discussed in the analysis of Results of Operations.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on Management beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: ASR’s level of indebtedness and ability to refinance its debt; the fact that ASR’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the Consolidation; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with ASR’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-Q.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in nominal amounts totaling $21,800,000, effectively fix the interest rate at 2.68% plus the applicable variable rate margin (5.68% at June 30, 2002).

At June 30, 2002, the Company’s total indebtedness included fixed-rate debt of approximately $157,735,000 and floating-rate indebtedness of approximately $35,109,000.  The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $197,000 based upon the balances outstanding on variable rate instruments at June 30, 2002.

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

The Company intends to vigorously defend against the claims asserted in the action.  On February 13, 2002, the Company filed a Demurrer to Plaintiff Complaint contending Plaintiffs lack standing to assert some of the claims alleged, that Plaintiffs’ Complaint fails to state a cause of action for breach of fiduciary duty against the Company and that the Plaintiffs’ Complaint fails to state a cause of action for breach of contract against the Company.  On March 15, 2002, the Orange County Superior Court sustained the Company’s Demurrer on the ground that Plaintiffs’ Complaint fails to state a cause of action for either breach of fiduciary duty or breach of contract against the Company, and overruled the Company’s Demurrer on the ground of standing.  The Court gave the Plaintiffs’ twenty days leave to amend.

On April 3, 2002, Plaintiffs filed and served a Second Amended Complaint alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  On May 8, 2002, the Company filed a Demurrer to Plaintiffs’ Second Amended Complaint contending Plaintiffs’ Second Amended Complaint failed to state a cause of action for interference with contract or interference with prospective economic advantage against the Company.  On June 14, 2002, the Orange County Superior Court sustained the Company’s Demurrer on the grounds that Plantiffs’ Second Amended Complaint failed to state a cause of action against the Company.  The Court gave Plantiffs’ twenty days leave to amend.

On July 2, 2002, Plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  Plaintiffs’ prayer for relief on its Third Amended Compliant seeks the following:  1) an injunction prohibiting the Defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the Action may be maintained as a class action; 4) monetary/compensatory damages; 5) Plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  On August 6, 2002, the Company responded to Plaintiffs’ Third Amended Compliant by Demurrer.  The Court set a hearing for September 6, 2002.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 5.  OTHER INFORMATION

Effective August 7, 2002, Thomas N. Thurber resigned as Chief Financial Officer and Secretary of the Company.  On August 9, 2002, the Company’s Board of Directors appointed William J. Carden, the Company's Chairman, Chief Executive Officer and President, to serve as Acting Chief Financial Officer on an interim basis.  Mr. Thurber will remain with the Company as Senior Vice President Corporate Development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On April 26, 2002, a report on Form 8-K was filed with respect to a cover letter sent to stockholders of American Spectrum Realty, Inc., which accompanied the Company’s Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: August 12, 2002	/s/ William J. Carden
William J. Carden Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Date: August 12, 2002	/s/ Patricia A. Nooney
Patricia A. Nooney
Principal Accounting Officer
Senior Vice President

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.01	Amended and Restated Bylaws of the Company

10.04

Employment Agreement dated September 1, 2002 between the Company and Thomas N.  Thurber (Exhibits pursuant to the Agreement have not been filed by the Registrant, who hereby undertakes to file such exhibits upon request of the SEC).