Form 10-Q
period 2002-09-30
AMERICAN SPECTRUM REALTY INC
filed 2002-11-12
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2002, 5,536,990 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

Real estate held for investment	$258,048	$243,497
Accumulated depreciation and valuation allowance	13,345	5,094
Real estate held for investment, net	244,703	238,403

Real estate assets held for sale	11,141	11,353
Cash and cash equivalents	826	2,284
Tenant and other receivables, net of allowance for doubtful accounts of $698 and $225, respectively	581	1,303
Deferred rents receivable	452	149
Mortgage loan receivable	1,100	—
Deposits held in escrow	—	1,956
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,778	6,757
Total Assets	$272,581	$266,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $3,834 and $4,407, respectively (including $1,799 and $1,802, respectively, to related parties)	$184,850	$168,969
Liabilities related to real estate held for sale (including $2,323 and $2,207, respectively, to related parties)	10,412	10,318
Notes payable to former limited partners	237	2,292
Accounts payable	2,306	3,180
Dividends and distributions payable	1,253	—
Deferred gain on disposition of property	—	232
Accrued and other liabilities (including $1,558 and $2,187, respectively, to related parties)	18,240	17,194
Total Liabilities	217,298	202,185

Minority interest	9,521	10,616

Commitments and contingencies:

Redeemable common stock	300	300

Stockholders’ equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,536,990 and 5,529,190 shares, respectively	55	55
Additional paid-in capital	54,340	56,502
Accumulated deficit	(8,178)	(2,038)
Deferred compensation	(755)	(1,415)
Total stockholders’ equity	45,462	53,104
Total Liabilities and Stockholders’ Equity	$272,581	$266,205

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:

Rental revenue	$9,813	$169	$29,055	$500
Interest and other income	46	44	197	131

Total revenues	9,859	213	29,252	631

EXPENSES:

Property operating expense	4,108	68	10,976	185
General and administrative	2,117	63	6,346	214
Depreciation and amortization	3,047	41	8,700	142
Interest expense	3,591	33	10,387	95

Total expenses	12,863	205	36,409	636

OTHER INCOME:

Net gain on sales of real estate assets	69	—	153	—
Net loss on extinguishment of debt	—	—	(53)	—
Income from investment in unconsolidated joint venture	—	156	—	365

Total other income	69	156	100	365

Net (loss) income before minority interest and discontinued operations	(2,935)	164	(7,057)	360

Minority interest	336	—	806	—

Net (loss) income before discontinued operations	(2,599)	164	(6,251)	360

Net income from discontinued operations	42	—	111	—

Net (loss) income	$(2,557)	$164	$(6,140)	$360

Basic and diluted per share data:
Net loss before discontinued operations	$(.47)	$—	$(1.13)	$—
Net income from discontinued operations	.01	—	.02	—
Net loss	$(.46)	$—	$(1.11)	$—

Per unit data:
Limited partner income per unit	$—	$2.11	$—	$4.63

Basic weighted average shares used	5,536,990	—	5,533,467	—
Limited partnership units outstanding	—	77,000	—	77,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total Equity

Balance, December 31, 2001 (audited)	$55	$56,502	$(2,038)	$(1,415)	—	$53,104
Issuance of common stock to officer	—	70	—	(70)	—	—
Retirement of common stock	—	—	—	—	$(14)	(14)
Common stock repurchases	—	(14)	—	—	14	—
Amortization of deferred compensation	—	—	—	730	—	730
Dividends to common stockholders	—	(2,218)	—	—	—	(2,218)
Net loss	—	—	(6,140)	—	—	(6,140)

Balance, September 30, 2002	$55	$54,340	$(8,178)	$(755)	$—	$45,462

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,140)	$360
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	(111)	—
Depreciation and amortization	8,700	142
Net loss on extinguishments of debt	53	—
Net gain on sales of real estate assets	(153)	—
Income from investment in unconsolidated joint venture	—	(365)
Minority interest	(806)	—
Deferred compensation expense	730	—
Deferred rental income	(303)	(2)
Amortization of loan premiums, included in interest expense	(441)	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	928	(61)
Increase in prepaid and other assets	(3,111)	(96)
Decrease in accounts payable	(874)	(85)
Increase in accrued and other liabilities	750	3

Net cash used in operating activities:	(778)	(104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(3,336)	(38)
Proceeds received from sales of real estate assets	209	—
Real estate acquisition	(268)	—
Distributions from unconsolidated joint venture	—	542

Net cash (used in) provided by investing activities:	(3,395)	504

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,931	—
Repayment of borrowings	(16,366)	(14)
Note payments to former limited partners	(2,055)	—
Collection of advances to affiliate	8	—
Advances to affiliate	—	(413)
Dividends to common stockholders	(1,110)	—
Distributions to unitholders in the operating partnership	(145)	—
Repurchase of common stock	(14)	—

Net cash provided by (used in) financing activities:	2,249	(427)

Cash provided by discontinued operations	466	—

Decrease in cash	(1,458)	(27)

Cash, beginning of period	2,284	34

Cash, end of period	$826	$7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,119	$95

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assumption of mortgage loans in acquisitions of real estate assets	$9,863	$—

Seller financing of acquired real estate assets	$955	$—

Trust deed note receivable from disposition of real estate asset	$1,100	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  As of September 30, 2002, through its majority-owned subsidiary, American Spectrum Realty Operating Partnership, L.P. (the “Operating Partnership”), the Company owned and operated 35 properties which consisted of 15 office, 11 office/warehouse, four shopping center, and four apartment properties, and one developmental land property.  In October 2002, the Company sold one shopping center and one apartment property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.

Although the Company is not a REIT at this time, the structure of the Company is generally referred to as an “UPREIT” structure.  Substantially all of the Company’s assets are held through the Operating Partnership. The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and in profits and losses of, the Operating Partnership.  Holders of limited partnership units in the Operating Partnership (“OP Units”) have the same rights to distributions as holders of Common Stock in the Company.  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

At September 30, 2002, the Company held a 1% general partner interest and an 87.4% limited partner interest in the Operating Partnership.  Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the fair market value of one share of Common Stock of the Company at the date of conversion.

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

CONSOLIDATION TRANSACTION

In October 2001, the Company acquired various properties in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  Sierra Pacific Pension Investors `84 (“SPPI84”), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.  Prior to the Consolidation, SPPI84’s activities involved the ownership and operation of two real estate properties in Arizona:  Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

The unaudited condensed combined statement of operations and cash flows of CGS and its majority-owned affiliates for the three and nine months ended September 30, 2001 follows (dollars in thousands):

Condensed Combined Statement of Operations

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

(unaudited)

(unaudited)

Total revenues	$5,955	$18,638
Operating expenses	4,050	14,251
Depreciation and amortization	522	2,999
Interest expense	3,200	9,300
Equity in income of uncombined partnerships	—	53
Loss on demolition of property	867	867
Gain on sale of property	—	100
Minority interest	58	251
Net loss	$(2,742)	$(8,877)

Condensed Combined Statement of Cash Flows

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

(unaudited)

(unaudited)

Cash flows provided by (used in):
Operating activities	$(668)	$(7,732)
Investing activities	143	(1,017)
Financing activities	397	8,188
Decrease in cash	(128)	(561)
Cash, beginning of period	1,354	1,787
Cash, end of period	$1,226	$1,226

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

As discussed in Note 1, the accounting acquirer in the Consolidation was SPPI84.  As such, the consolidated statement of operations and cash flows for the nine months and three months ended September 30, 2001 reflects the results of operations and cash flows of SPPI84.

All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective for the Company beginning January 1, 2002, real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been reclassified for comparability, as required.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 141, which supercedes APB 16, “Business Combinations”, which is effective for business combinations initiated after September 30, 2001.  SFAS No. 141 requires that all business combinations be accounted for under the purchase method and provides that the pooling-of-interest method is no longer allowed.  The Company accounted for the Consolidation under the purchase method.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which is effective for fiscal years beginning after December 15, 2001.  FAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The adoption of FAS 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143).  FAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of FAS 143 are required to be applied starting with fiscal years beginning after September 15, 2002.  The Company believes the adoption of the provisions of FAS 143 will not have a significant effect on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  However, FAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held for sale and used and (b) measurement of long-lived assets to be disposed of by sale.  FAS 144 was effective for the Company beginning January 1, 2002, the first day of the Company’s 2002 fiscal year.  Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of FAS 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been reclassified for comparability, as required.  The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections” (“FAS 145”).  In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“FAS 4”).  This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon application, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classifications should be reclassified to conform to the provisions of FAS 145.  Earlier application of the provisions of FAS 145 related to the rescission of FAS 4 is encouraged.  The Company adopted FAS 145 in the third quarter of 2002.  The adoption of FAS 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS

146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of FAS 146 to have a material impact on its consolidated financial position or results of operations.

REAL ESTATE

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value.  Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building.  The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale.  Due to uncertainties inherent in the valuation process and in the economy, actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, mortgage loan receivable, notes payable, accounts payable and accrued expenses.  The Company has entered into interest rate swap agreements in notional amounts totaling $21,800,000 to manage its interest rate risk.  The agreements effectively fix the interest rate at 2.68% plus the applicable variable rate margin (effective rate of 5.68% at September 30, 2002).  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at September 30, 2002 and December 31, 2001.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the nine months ended September 30, 2002, the Company recorded a charge of approximately $57,000 attributable to changes in the fair value of its derivatives financial instruments.  The Company’s objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” in October 1995.  This standard establishes a fair value approach to valuing stock options awarded to employees as compensation.  The Company has elected, as permitted by the standard, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

MINORITY INTEREST

Unit holders in the Operating Partnership.  At September 30, 2002 and December 31, 2001, unit holders in the Operating Partnership held an 11.6% limited partnership interest in the Operating Partnership.  Each of the holders of the interests in the Operating Partnership has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the fair value of one share of Common Stock of the Company at the date of conversion.

Partially owned property included in discontinued operations.  On February 28, 2001, a third party buyer (the “Buyer”) purchased a 49% undivided tenancy-in-common interest in the Company’s Creekside Apartments property for $1,000,000.  In addition, the sale agreement provides that income and expenses shall be allocated to the Company and the Buyer based upon the respective ownership interests.

The Company has accounted for this transaction as a sale of a partial interest in real property and as such, the purchase price is accounted for as minority interest on the accompanying balance sheet.  Income and distributions allocable to the buyer are accounted for as an offset to the minority interest account.  In addition, to the extent that the accumulation of net income less distributions made to the Buyer does not cover the Buyer’s investment and simple interest of 12% per annum, the Company records an accrual for any such difference in each fiscal period until such obligation is paid in full.

As discussed in Note 4, Creekside Apartments was subsequently sold in October 2002.

RENTAL REVENUE

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.  The Company records rental income for the full term of each lease on a straight-line basis.  Accordingly, a receivable is recorded from tenants  equal to the excess of the amount that would have been collected on a straight-line basis over the amount collected and currently due (Deferred Rent Receivable).  When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

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

INCOME TAXES

The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning in 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet annually distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.  Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates.  In addition, a REIT is subject to an entity level tax on the sale of property it held before electing REIT status.  During the 10-year period following its qualification as a REIT, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets (including all the assets transferred to it as part of the Consolidation) it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.

The potential tax related to this built-in gain is approximately $12,943,000.  A deferred tax liability has not been recorded for this potential tax because the tax law provides a means by which the assets can be recovered tax-free. The Company expects that it will ultimately hold the properties subject to the built-in gains tax throughout the 10-year holding period after the Company’s qualification for REIT status or will dispose of properties utilizing only tax-deferred exchanges.  If the Company’s expectation changes and it disposes of property that is subject to the built-in gains tax without a tax deferred exchange, the entire $12,943,000 deferred tax liability will be recorded immediately on the books of the Company.

NOTE 3.  REAL ESTATE

ACQUISITIONS

On August 28, 2002, the Company acquired an office property in Houston, Texas consisting of approximately 46,821 rentable square feet.  Acquisition costs of approximately $1,387,000 consisted primarily of the assumption of existing debt with the remainder in cash.

On May 28, 2002, the Company acquired two office properties in Houston, Texas consisting of approximately 142,792 rentable square feet.  The aggregate acquisition costs of approximately $11,567,000 consisted of proceeds from a tax-deferred exchange, the assumption of existing debt and seller financing.

DISPOSITIONS

In July 2002, the Company received compensation of $150,000 for a strip of land condemned for highway purposes on an office property in Illinois.  The Company recorded a $69,000 gain on sale of real estate related to the transaction.

On April 30, 2002, the Company sold Beach & Lampson, a 13,017 square foot shopping center in California for $1,200,000.  The Company received net cash proceeds of approximately $59,000 and a $1,100,000 trust deed note from the buyer.  The note bears interest at 9.5% per annum and matures September 15, 2003.  The transaction resulted in a $148,000 loss on sale of real estate.

In the second quarter, the Company recognized a $232,000 deferred gain associated with the sale of Tower Industrial in 2001.

NOTE 4.  REAL ESTATE HELD FOR SALE

As of September 30, 2002, two properties, which were subsequently sold in October 2002, were classified as “Real estate held for sale”.  Creekside Apartments, a 152-unit apartment property in California, was sold October 11, 2002 for $8,600,000.  Maple Tree, a 72,149 square foot shopping center in Missouri, was sold

October 15, 2002 for $3,800,000.  The Company anticipates a gain will be recognized in the fourth quarter on the transactions.

In accordance with FAS 144, the net income related to these properties for the three and nine months ended September 30, 2002 are reflected in the consolidated statements of operations as “Discontinued operations”.  The carrying amounts of these properties at September 30, 2002 and December 31, 2001 and their results of operations for the three and nine months ended September 30, 2002 are summarized below (dollars in thousands):

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

Real estate	$10,781	$11,104
Other	360	249
Real estate assets held for sale	$11,141	$11,353

Notes payable, net (including $1,000 to related parties)	$7,810	$7,946
Accounts payable	54	23
Accrued and other liabilities (including $1,323 and $1,207, respectively, to related parties)	1,523	1,316
Minority interest related to partially owned property	1,025	1,033
Liabilities related to real estate held for sale	$10,412	$10,318

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Rental revenue	$493	$1,410
Total expenses	420	1,201
Minority interest related to partially owned property	(31)	(98)
Net income from discontinued operations	$42	$111

NOTE 5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company currently has no investments in operating joint ventures.  Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (“SMMP”), which it accounted for using the equity method.

SMMP is a California general partnership formed in 1985 between SPPI84 and Sierra-Pacific Development Fund II (“SPDFII”), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, a 89,560 square foot office building located in San Diego, California.  At September 30, 2001, SPPI84’s interest in SMMP was 80.32%; the remaining 19.68% interest was owned by SPDFII.  During the nine months and three months ended September 30, 2001, SPPI84 recorded income from investment in SMMP of $365,395 and $155,923, respectively.

On October 19, 2001, SPPI84 and SPDFII merged into a subsidiary of the Company pursuant to the Consolidation.  As a result, the assets and liabilities of Mira Mesa are included in the consolidated balance sheets of the Company at September 30, 2002 and December 31, 2001.

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following mortgage loans, bank lines, and notes payable outstanding related to continuing operations as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Secured loans with various lenders, net of unamortized premiums of $3,834 at September 30, 2002 and $4,407 at December 31, 2001, bearing interest at fixed rates between 5.00% and 13.00%, with monthly principal and interest payments ranging between $3 and $269 at September 30, 2002 and $8 and $269 at December 31, 2001, and maturing at various dates through September 1, 2012.	$135,436	$109,499

Secured loans with various banks bearing interest at variable rates ranging between 4.84% and 9.00% at September 30, 2002 and 4.93% and 9.00% at December 31, 2001, and maturing at various dates through May 1, 2008.	33,625	43,337

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,714	11,816

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($102 at September 30, 2002 and $106 at December 31, 2001), and a maturity date of November 1, 2006.	700	765

Unsecured loans with various lenders, bearing interest at fixed rates between 5.47% and 20.00% at September 30, 2002 and 8.00% and 20.00% at December 31, 2001, and maturing at various dates through October 1, 2004.	1,457	1,279

Unsecured loan with various lenders, bearing interest at variable rates and maturing at various dates through November 5, 2002.	11	72

Unsecured loans with various parties, non-interest bearing, and maturing at various dates through January 1, 2003.	108	399

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (4.75% at September 30, 2002 and 5.00% at December 31, 2001) and is payable on demand.	199	202

Unsecured loan with John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	1,600

Total	$184,850	$168,969

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of September 30, 2002 and December 31, 2001, the unamortized debt premiums included in the above schedule were $3,834,000 and $4,407,000, respectively.

In August 2002, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000.  The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  The aggregate principal balance of the loan agreement as of September 30, 2002 was approximately $6,325,000.  The lender has not accelerated the loan agreement.  The Company continues to discuss the non-compliance matter with the lender.  Approximately $2,650,0000 of this loan matures in the fourth quarter of 2002.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the maturing portion of the loan.

The Company has other loans totaling approximately $22,200,000 maturing in the fourth quarter of 2002.  The Company is analyzing an offer from the lender to extend the maturity to December 31, 2004.  There can be no assurance that this extension will be achieved.

In May 2002, through the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000.  The loans bear interest at a fixed rate of 7.45% per annum and mature in May 2012.  The Company also entered into an agreement which provides for seller financing of $955,000, bearing interest at a fixed rate of 7.45% per annum and maturing in May 2004.

During the third quarter of 2002, the Company financed insurance premiums totaling $158,000.  The loans bear interest at 5.47% per annum and mature in May and June 2003.

In May 2002, an $859,000 unsecured loan was obtained to finance insurance premiums on the Company’s properties.  The loan bears interest at 5.47% per annum and matures in February 2003.

REFINANCINGS

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on one of its shopping center properties.  The two mortgages were repaid in conjunction with the sale of the shopping center property in October 2002.  The additional proceeds from the sale of the property are being held by an escrow agent in order to meet the requirements of a tax-deferred exchange.  One of these mortgages was provided by an affiliate of a related party.

In May 2002, the Company refinanced $1,452,000 on a loan secured by Southwest Pointe, an office/warehouse property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company refinanced $1,346,000 on a loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at September 30, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

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

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bore interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,153,862 of the notes, plus accrued interest, was paid.  Additional payments of $4,971, $705,161 and $191,055, plus accrued interest, were paid on April 1, 2002, April 25, 2002, and July 2, 2002, respectively.  The principal balance of the notes as of September 30, 2002 was $236,622.

NOTE 7.  STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”) which is administered by the Board of Directors and provides for the granting of incentive and non qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board reserved a total of 720,000 shares of Common Stock under the Plan.  As of September 30, 2002, 436,000 shares are available for issuance to executive officers, directors or other key employees of the Company.  Of the 436,000 shares available, the Company plans to grant options to purchase a total of 15,000 shares to non-employee Board Members on November 15, 2002, the date of the 2002 Annual Meeting of Stockholders.

During fiscal 2001, options to purchase 87,250 shares were granted at an exercise price of $15.00 per share, which was the amount at which shares of Common Stock were valued for purposes of the Consolidation.  Of the total of 87,250 options, 62,250 of the stock options granted vest 25% annually, with the initial 25% vesting on the date of grant.  The remaining 25,000 stock options vested on the date of grant.  On April 15, 2002, options to purchase an additional 87,250 were granted.  Of the total of 87,250 options, 62,250 of the stock options granted vest 25% annually with the initial 25% vesting on the date of grant.  The remaining 25,000 stock options vested on the date of grant.  On September 30, 2002, options to purchase 81,124 shares were exercisable and options to purchase 174,500 shares were outstanding.  The options to purchase these shares terminate on the tenth anniversary of the grant date.

The Company accounts for the Plan under APB Opinion 25.  Therefore, no compensation cost has been recognized for the granting of options.  For pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The estimated fair value of options granted was $10.29 and $11.97, respectively, for the period ended December 31, 2001 and September 30, 2002.  Had compensation cost for the stock options granted been based on the estimated fair value at the grant date, as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and net loss per share would have increased by $86,605, or $.02 per basic and diluted share for the quarter ended September 30, 2002 and $1,095,000, or $.20 per basic and diluted share for the nine month ended September 30, 2002.

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants:  dividends reinvested, expected volatility of 54%; risk-free interest rate of 3.99% and expected lives of 10 years.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In addition, during fiscal 2001, the Company granted 99,500 shares of restricted stock, and on April 16, 2002, the Company granted an additional 10,000 shares of restricted stock.  The restricted stock is subject to repurchase by the Company on termination of the grantee’s employment for a price of $.01 per share.  Compensation expense is recognized on a straight-line basis over the vesting period, which is determined based on the agreement and the period which the restriction lapses.  For the quarter ended September 30, 2002, $215,000 was recognized as expense for restricted shares issued.  For the nine months ended September 30, 2002, $730,000 was recognized as expense for the restricted shares issued.

NOTE 8.  NET LOSS ON EARLY EXTINGUISHMENTS OF DEBT

In connection with the refinancing of several loans, as discussed above, the Company recorded a net loss on early extinguishments of debt of $53,000 in the second quarter of 2002.  Losses of $184,000 due to the write-off of unamortized deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium.  The net loss is included in other income on the consolidated statements of operations.

NOTE 9.  RELATED PARTY TRANSACTIONS

Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company’s assumption of an executive suite in an office building owned by the Company.  The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, an executive officer and principal shareholder, his wife and a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of September 30, 2002.

During 2002, the Company paid professional fees of $112,887 to a law firm in which Timothy R. Brown, a director of the Company, is a partner.

NOTE 10.  SEGMENT INFORMATION

As of September 30, 2002, the Company owned a diverse portfolio of properties comprising office, office/warehouse, shopping center and apartment properties, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/warehouse portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and nine months ended September 30, 2002 and 2001 is as follows (dollars in thousands):

Three Months Ended September 30,	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2002
Rental revenue	$5,993	$1,803	$323	$1,694	—	$9,813
Property operating expenses	2,378	579	126	937	$88	4,108
Net operating income (NOI)	$3,615	$1,224	$197	$757	$(88)	$5,705
Real estate held for investment, net, at end of period	$141,806	$46,187	$12,593	$40,073	$4,044	$244,703

2001
Rental revenue	—	$169	—	—	—	$169
Property operating expenses	—	68	—	—	—	68
Net operating income (NOI)	—	$101	—	—	—	$101
Real estate held for investment, net, at end of period	—	$1,152	—	—	—	$1,152

Nine months Ended September 30,	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2002
Rental revenue	$17,186	$5,663	$1,124	$5,082	—	$29,055
Property operating expenses	6,238	1,569	400	2,554	$215	10,976
Net operating income (NOI)	$10,948	$4,094	$724	$2,528	$(215)	$18,079
Real estate held for investment, net, at end of period	$141,806	$46,187	$12,593	$40,073	$4,044	$244,703

2001
Rental revenue	—	$500	—	—	—	$500
Property operating expenses	—	185	—	—	—	185
Net operating income (NOI)	—	$315	—	—	—	$315
Real estate held for investment, net, at end of period	—	$1,152	—	—	—	$1,152

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
REVENUES
Total revenues for reportable segments	$9,813	$169	$29,055	$500
Other revenues	46	44	197	131
Total consolidated revenues	$9,859	$213	$29,252	$631

NET (LOSS) INCOME
NOI for reportable segments	$5,705	$101	$18,079	$315
Unallocated amounts:
Interest and other income	46	44	197	131
General and administrative expenses	(2,117)	(63)	(6,346)	(214)
Depreciation and amortization	(3,047)	(41)	(8,700)	(142)
Interest expense	(3,591)	(33)	(10,387)	(95)
Income from investment in unconsolidated joint venture	—	156	—	365
Net gain on sales of real estate assets	69	—	153	—
Net loss on extinguishment of debt	—	—	(53)	—
Net (loss) income before minority interest and discontinued operations	$(2,935)	$164	$(7,057)	$360

	September 30,
	2002	2001
ASSETS
Total assets for reportable segments	$244,703	$1,152
Real estate assets held for sale	11,141	—
Cash and cash equivalents	826	7
Tenant and other receivables, net	581	—
Deferred rent receivable	452	49
Note receivable from affiliate, net	—	1,618
Accounts receivable from affiliate	—	1,350
Interest receivable from affiliate	—	131
Mortgage loan receivable	1,100	—
Investment in management company	4,000	—
Investment in unconsolidated joint venture	—	6,884
Prepaid and other assets, net	9,778	283
Total consolidated assets	$272,581	$11,474

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. is a full-service real estate corporation which owns, manages and operates various income-producing properties.  As of September 30, 2002, through the Operating Partnership, the Company owned and operated 35 properties that consisted of 15 office, 11 office/warehouse, four shopping center, four apartment properties, and one developmental land property.  In October 2002, the Company sold one shopping center and one apartment property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California, Arizona and the Midwest.  The Company intends to qualify as a real estate investment trust as defined under the Internal Revenue Code of 1986, as amended, and to elect to be treated as a REIT beginning in 2003.

In October 2001, the Company acquired various properties in the Consolidation.  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and acquired certain assets and liabilities of CGS and the majority owned affiliates of CGS.  SPPI84, one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.  Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements of the Company, including the notes thereto, included in Item 1.

The major accounting policies followed by the Company are listed in Note 2 – Summary of Significant Accounting Policies. – in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•                       Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.  The Company records rental income for the full term of each lease on a straight-line basis.  Accordingly, a receivable is recorded from tenants equal to the excess of the amount that would have been collected on a straight-line basis over the amount collected and currently due (Deferred Rent Receivable).  When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

•                       Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building.  The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

•                       The Company is currently taxed as a C corporation.  Until the Company elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate rates.  Any distribution by the Company to its stockholders will be subject to tax as a dividend at the stockholder’s respective federal income tax rates.  Beginning in 2003, the Company intends to elect to be taxed as a REIT for federal income tax purposes.  The Company believes that it is organized and will operate so as to qualify as a REIT.  The qualification and taxation of the Company as a REIT depends upon its ability to meet annually distribution levels, share ownership requirements and various qualifications imposed under the Internal Revenue Code of 1986, as amended.  Accordingly, while the Company intends to qualify as a REIT and believes that it will be able to do so, the Company cannot predict that the actual results of its operations for any particular year will satisfy the requirements.

RESULTS OF OPERATIONS

The statement of operations for the three and nine months ended September 30, 2001 solely reflects the operating results of SPPI84, which for accounting purposes, was treated as the acquirer of the properties in the Consolidation.  SPPI84 wholly owned one property and held an equity interest in another entity prior to the Consolidation.  Therefore, a comparison of operating results for the three and nine months ended September 30, 2002 and 2001 is not meaningful.

In accordance with generally accepted accounting principles, for the three and nine months ended September 30, 2002, the operating results of a shopping center and an apartment property which were sold in October 2002 are reported as income from discontinued operations.  See Note 4 – Real Estate Held For Sale – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.  The operating results of any properties acquired during the period include operations from the date of acquisition.

Discussion of the three months ended September 30, 2002 and the three months ended September 30, 2001.

The Company recorded rental revenue of $9,813,000 and expenses of $12,863,000 for the three months ended September 30, 2002 (“September Quarter”).  On August 28, 2002, the Company acquired a 46,821 square foot office building (“August Acquisition”).  In addition, on May 28, 2002, the Company acquired two office buildings (“May Acquisitions”).  The rental revenues from these properties are included since their respective dates of acquisition.  Reported rental revenues for the three months ended September 30, 2002 remained constant with the three months ended June 30, 2002 (“June Quarter”).  However, the May and August acquisitions provided an additional $400,000 in rental revenue in the September Quarter compared to the June Quarter.  This additional rental revenue was offset by a decrease in deferred rental income recognized during the September Quarter compared to the June Quarter and the effects of rental revenue recognized on a lease buy-out in the June quarter.  In addition, the weighted average occupancy of the Company’s properties held for investment decreased from 88% at June 30, 2002 to 86% at September 30, 2002.

Property operating expenses for the September Quarter increased approximately $609,000 compared to the June Quarter due to the effects of the May and August acquisitions, higher seasonal electrical costs, additional reserves for bad debts recognized and professional fees incurred.

General and administrative expenses increased $305,000 in the September Quarter compared to the June Quarter due to increases in legal fees expensed.

Rental revenue of $169,000 and operating expenses of $205,000 reported for the three months ended September 30, 2001 reflected the operations SPPI84’s sole wholly owned property, Sierra Valencia.

The Company recorded a $69,000 gain on sale of real estate during the three months ended September 30, 2002.  This gain was the result of compensation for a strip of land condemned for highway purposes at one of its office properties.

The share of loss for the three months ended September 30, 2002 for the holders of the OP Units was $336,000 which represents the 11.6% limited partner interest in the Operating Partnership not held by the Company at September 30, 2002.  SPPI84 had no minority interests in the corresponding period of 2001.

SPPI84 recorded income of $156,000 from investment in its unconsolidated joint venture partner, SMMP, during the three months ended September 30, 2001.  This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures during the quarter ended September 30, 2002.

The Company recorded income from discontinued operations of $42,000 for the three months ended September 30, 2002.  The discontinued operations represent net income from two properties held for sale, which were subsequently sold in October 2002.  Creekside Apartments, a 152-unit apartment property in California, was sold October 11, 2002 and Maple Tree, a 72,149 square foot shopping center in Missouri, was sold on October 15, 2002.  The aggregate sales price for the two properties was $12,400.000.  The Company anticipates a gain will be recognized in the fourth quarter on the transactions.    SPPI84 had no income from discontinued operations in the corresponding period of 2001.

The income from discontinued operations is summarized below.

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2002
Rental revenue	$493
Total expenses	420
Minority interest related to partially owned property	(31)
Net income from discontinued operations	$42

Discussion of the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

The Company recorded rental revenue of $29,055,000 and expenses of $36,409,000 for the nine months ended September 30, 2002.  On May 28, 2002, the Company acquired two office buildings consisting of 142,792 square feet.  On August 28, 2002, the Company acquired a 46,821 square foot office building.  The rental revenues from these properties are included since their respective dates of acquisition.  Without the effects of the May and August acquisitions, the weighted average occupancy of the Company’s properties held for investment decreased from 88% at December 31, 2001 to 86% at September 30, 2002.  As of September 30, 2002, the average occupancy of the acquired properties was 88%.  Expenses not anticipated to be recurring totaled approximately $250,000 during the nine months ended September 30, 2002 due to professional fees associated with the Consolidation.

Rental revenue of $500,000 and operating expenses of $636,000 generated during the nine months ended September 30, 2001 reflect the operations SPPI84’s sole wholly owned property, Sierra Valencia.

The Company recorded a $153,000 net gain on sales of real estate assets during the nine months ended September 30, 2002.  The Company recognized a $232,000 deferred gain associated with the sale of the Tower Industrial in 2001 and a $69,000 gain as a result of compensation for a strip of land condemned for highway purposes at one of its office properties.  These gains were partially offset by a $148,000 loss on the sale of Beach & Lampson, a shopping center property sold in April 2002.

The share of loss for the nine months ended September 30, 2002 for the holders of OP Units was $806,000 which represents the 11.6% limited partner interest in the Operating Partnership not held by the Company at September 30, 2002.  SPPI84 had no minority interests in the corresponding period of 2001.

SPPI84 recorded income of $365,000 from investment in its unconsolidated joint venture partner, SMMP, during the nine months ended September 30, 2001.  This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures during the nine months ended September 30, 2002.

The Company recorded a $53,000 net loss on early extinguishments of debt in connection with the refinancing of several loans during the nine months ended September 30, 2002.  Losses of $184,000 due to the write-off of deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premiums.

The Company recorded income from discontinued operations of $111,000 for the nine months ended September 30, 2002.  The discontinued operations represent net income from two properties held for sale, which were subsequently sold in October 2002.  Creekside Apartments, a 152-unit apartment property in California was sold October 11, 2002 and Maple Tree, a 72,149 square foot shopping center in Missouri was sold on October 15, 2002.  The aggregate sales price for the two properties was $12,400,000.  The Company anticipates a gain will be recognized in the fourth quarter on the transactions.  SPPI84 had no income from discontinued operations in the corresponding period of 2001.

The net income from discontinued operations is summarized below.

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2002
Rental revenue	$1,410
Total expenses	1,201
Minority interest related to partially owned property	(98)
Net income from discontinued operations	$111

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $6,140,000 for the nine months ended September 30, 2002, which included depreciation and amortization from real estate held for investment of $8,700,000.  Excluding the Company’s pay-down of accounts payables, attributable to the Consolidation, the Company would have had positive cash flow from its operating activities.  Nonetheless, the Company used cash for operating activities, to fund improvements and to pay dividends.  Cash was used in operating activities primarily for payment of prepaid and other assets, which primarily consists of required lender-held funds. Lender-held funds are amounts required to be deposited with a lender and drawn by the Company with lender approval when certain conditions are met, for example, improvements on a property and payments of taxes and insurance premiums.

Net cash used in investing activities of $3,395,000 for the nine months ended September 30, 2002 comprised (i) $3,336,000 paid for capital expenditures, 42% related to major renovations on an apartment property and (ii) $268,000 paid for real estate acquisitions, offset by (iii) $209,000 in proceeds received from the sales of real estate assets.

Net cash provided by financing activities amounted to $2,249,000 during the nine months ended September 30, 2002.  Proceeds received from borrowings totaled $21,931,000, as detailed below, of which $13,698,000 was used to repay debt.  The Company paid $2,668,000 in scheduled principal payments during the nine months ended September 30, 2002.  Note payments to former limited partners totaling $2,055,000 were also made during the period.  Dividends to common stockholders of $1,110,000 and distributions to unitholders in the operating partnership of $145,000 were also made during the period.

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

In May 2002, the Company refinanced $1,346,000 on a loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at September 30, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

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

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  The aggregate principal balance under the loan agreement as of September 30, 2002 was $6,325,000. The lender has not accelerated the loan agreement.  The Company continues to discuss the non-compliance matter with the lender.  Approximately $2,650,000 of the loan matures in the fourth quarter of 2002.  The Company is considering various alternatives, including selling the properties or using proceeds from the sale of another property to provide capital to pay off the maturing portion of the loan.

During the third quarter of 2002, the Company financed insurance premiums totaling $158,000.  The loans bear interest at 5.47% per annum and mature in May and June 2003.

In April 2002, the Board of Directors declared a dividend of 20 cents per share to each holder of common stock and operating partnership unit as of April 30, 2002.  The dividend, which totaled approximately $1,255,000, was paid on June 3, 2002.  In August 2002, the Board of Directors declared a dividend of 20 cents per share to each holder of common stock and operating partnership unit as of September 19, 2002.  The dividend, which totaled approximately $1,253,000, was paid on October 18, 2002.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on one of its shopping center properties.  The two mortgages were repaid in conjunction with the sale of the shopping center property in October 2002.  The additional proceeds from the sale of the property are being held by an escrow agent in order to meet the requirements of a tax-deferred exchange.  One of these mortgages was provided by an affiliate of a related party.  On October 31, 2002, the Company received a $900,000 payoff on its $1,100,000 mortgage loan receivable.  These funds will be used to meet the Company’s obligations for capital costs relating to re-leasing and improvements to properties.  The Company will record a $200,000 loss in the fourth quarter of 2002 related to the payoff.

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations.  In addition, the Company anticipates selling one of its apartment properties, which has the potential to generate substantial cash.  The Company is projecting the need for cash to fund obligations other than normal operating expenses during the last quarter of 2002 and 2003.  These obligations include capital costs incurred and to be incurred related to re-leasing space and improvements to properties.  The Company believes that its cash generated by the anticipated sale of the apartment property will be adequate to meet capital costs in the short term.  There can be no assurance that the sale of the apartment property will occur and that substantial cash will be generated.

The Company has other loans totaling approximately $22,200,000 maturing in the fourth quarter of 2002.  The Company is analyzing an offer from the lender to extend the maturity to December 31, 2004.  There can be no assurance that this extension will be achieved.

The Company intends to qualify as a REIT beginning in 2003.  If the Company becomes a REIT, it must pay distributions to investors of at least 90% of its taxable net income.  The Company anticipates cash generated by operations will be sufficient to meet distribution requirements.

FUNDS FROM OPERATIONS

In October 1999, the Board of Governors of NAREIT issued “White Paper on FFO-October 1999” to clarify its definition of Funds from Operations (“FFO”).  The clarification was effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in FFO.  This clarification was effective January 1, 2002 and requires restatement for all periods presented financial statements or tables.  The Company computes FFO in accordance with the clarified definition except that the Company eliminates straight-line rent from the calculation, which may not be comparable to FFO reported by REITs that interpret the clarified definition differently.  The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company’s calculation of FFO.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, June 30, and September 30, 2002, and for the nine months ended September 30, 2002 (in thousands except weighted average shares and per share amounts).  FFO for the three months ended March 31, June 30, and September 30, 2001 and the nine months ended September 30, 2001 is not presented as it is not comparable or meaningful.

	March 31, 2002	June 30, 2002	September 30, 2002	Year to Date 2002

Loss from operations before minority interest	$(2,357)	$(1,765)	$(2,935)	$(7,057)
Depreciation and amortization	2,881	2,772	3,047	8,700
Net gain on sales of real estate assets	—	(84)	(69)	(153)
Adjustment for straight-line rents	(137)	(134)	(32)	(303)
Net (loss) income from discontinued operations	(20)	89	42	111
Depreciation and amortization from discontinued operations	101	100	101	302
Minority interest on partially owned property from discontinued operations	36	31	31	98
FFO	$504	$1,009	$185	$1,698

Basic weighted average shares	5,529,058	5,535,591	5,536,990	5,533,467
FFO per share	$.09	$.18	$.03	$.31

FFO decreased by $824,000 for the three months ended September 30, 2002 as compared to the three months ended June 30, 2002 for the reasons discussed in the analysis of Results of Operations.

INFLATION

Substantially all of the leases at the industrial and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance.

Leases at the multifamily properties generally provide for an initial term of one month to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustment and pass-through of increases in operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on management’s beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the Consolidation; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-Q.

RISK FACTORS

Stockholders or potential stockholders should read the “Risk Factors” section of the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company’s financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

The Company’s primary market risk exposure is to changes in interest rates on its secured and unsecured borrowings.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in nominal amounts totaling $21,800,000, effectively fix the interest rate at 2.68% plus the applicable variable rate margin (effective rate of 5.68% at September 30, 2002).

At September 30, 2002, the Company’s total indebtedness included fixed-rate debt of approximately $151,251,000 and floating-rate indebtedness of approximately $33,835,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $340,000 based upon the balances outstanding on variable rate instruments at September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on, and as of the date of, that evaluation, the Chief Executive

Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is information concerning material, pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject in which there were material developments during the quarter:

Lewis-Madison Matter

Reference is made to the Company’s Annual Report on Form 10-K for 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2002 for information with respect to this matter.  Since the last report, the following developments have occurred:

On July 2, 2002, the plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  On August 6, 2002, the Company filed a demurrer to plaintiffs’ Third Amended Complaint contending that the plaintiffs’ Third Amended Complaint still failed to state a cause of action for interference with contract or interference with prospective economic advantage against the Company.  On September 6, 2002, the Orange County Superior Court sustained the Company’s demurrer on the grounds that the plaintiffs’ Third Amended Compliant failed to state a cause of action for either interference with contract or interference with prospective economic advantage against the Company.  The Court gave the plaintiffs twenty days to amend.

On September 25, 2002, the plaintiffs filed and served a Fourth Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  The plaintiffs’ prayer for relief on its Fourth Amended Compliant seeks the following:  1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  The Company has responded by answer and asserted general and specific affirmative defenses to the allegations in the Fourth Amended Complaint.

Teachout Matter

Reference is made to the Company’s Annual Report on Form 10-K for 2001 for information with respect to this matter.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 5.  OTHER INFORMATION

Effective August 7, 2002, Thomas N. Thurber resigned as Chief Financial Officer and Secretary of the Company.  On August 9, 2002, the Company’s Board of Directors appointed William J. Carden, the Company’s Chairman, Chief Executive Officer and President, to serve as Acting Chief Financial Officer on an interim basis.  Mr. Thurber has been appointed Senior Vice President Corporate Development of the Company.  Harry A. Mizrahi, Chief Operating Officer, was appointed Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On August 12, 2002, a report on Form 8-K was filed with respect to the Chief Executive Officer and Chief Financial Officer Certification of the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

Date: November 11, 2002

/s/ William J. Carden

By:
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: November 11, 2002

/s/ Patricia A. Nooney

By:
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

CERTIFICATION

I, William J. Carden, certify that

1. I have reviewed this quarterly report on Form 10-Q of American Spectrum Realty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report,

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ William J. Carden

William J. Carden
Chief Executive Officer and Acting
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.5	Employment Agreement dated October 15, 2001 between the Company and William J. Carden

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002