Form 10-K
period 2002-12-31
AMERICAN SPECTRUM REALTY INC
filed 2003-03-28
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 Irvine Center Drive, Suite 555 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 753-7111
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 28, 2002, the last business day of the Company’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32,763,256.  The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,109,523 shares of Common Stock held by officers, directors and stockholders whose ownership exceeds ten percent of the shares of outstanding common stock of the Registrant on such date are deemed to be held by affiliates, but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of March 10, 2003, 5,545,179 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 7, 2003, which will be filed by April 30, 2003.

PART I

ITEM 1. BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2002, held a 1% general partner interest and an 87.4% limited partnership interest. As of December 31, 2002, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 33 properties, which consisted of 15 office, 11 office/warehouse, three shopping center, and three apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California and Arizona.

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

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trustor REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate within the requirements of REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2002, the Company was taxed as a C corporation.

Consolidation Transaction

In October 2001, the Company acquired various properties in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  Sierra Pacific Pension Investors ‘84 (“SPPI84”), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.  Prior to the Consolidation, SPPI84’s activities involved the ownership and operation of two real estate properties in Arizona:  Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

Business Objectives and Strategy

The Company’s fundamental business objective is to maximize stockholder value.  The Company intends to achieve its business objective through opportunistic investments and by executing its other operating strategies.

The Company’s future growth will be focused on multi-tenant suburban office and industrial properties in the high growth markets of Texas, Arizona and California.  Properties in non-core markets will be sold and the net proceeds redeployed into funding future acquisitions in core markets and to pay for capital expenditures and reduce debt.

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

Competitive Advantages.  The Company believes it has competitive advantages that will enable it to be selective with respect to real estate investment opportunities and allow it to successfully pursue its growth strategy.  Based on its management’s experience, the Company expects that its presence in geographically diverse markets will increase its exposure to opportunities for attractive acquisitions of various types of properties throughout its operating region and provide it with competitive advantages which enhance its ability to do so, including:

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

Geographic and Property Type Diversification.  The Company intends to seek acquisitions of properties, which have sufficient historical operating income to assure that dividend distributions to stockholders will not be diminished in the short-term and will be expected to increase in the long-term.  The Company intends to focus on acquisition of office and office/warehouse properties in Texas, Arizona and California.

Property Management Strategies.  The entities included in the Consolidation developed procedures and expertise which will permit ASR to manage effectively a variety of types of properties throughout the United States. Their decentralized structure with strong local management enabled them to operate efficiently.  In seeking to maximize revenues, minimize costs and increase the value of their properties, they historically followed aggressive property management policies.  Among the property management techniques emphasized were regular and comprehensive maintenance programs, regular and comprehensive financial analyses, the use of a master property and casualty insurance program, aggressive restructuring or conversion of tenants spaces and frequent appearances before property tax assessors, planning commissions and other local governmental bodies.  The Company believes that its management of the properties will be a substantial factor in its ability to realize its objectives of maximizing earnings.

Managing and Monitoring Investments.  The Company has actively managed the property portfolio and administered its investments.  The Company will monitor issues including the financial advantages of property sales, minimization of real estate taxes, and insurance costs. Also, the Company will actively analyze diversification, review tenant financial statements to deal with potential problems quickly and will restructure investments in the case of underperforming and non-performing properties.

Competition

The Company competes with other entities both to locate suitable properties for acquisition and to locate purchasers for its properties.  While the markets in which it competes are highly fragmented with no dominant competitors, the Company faces substantial competition in both its leasing and property acquisition activities.  There are numerous other similar types of properties located in close proximity to each of its properties.  The amount of leasable space available in any market could have a material adverse effect on the Company’s ability to rent space and on the rents charged.  Competition for acquisition of existing properties from institutional investors and publicly traded REITs has increased substantially in the past several years.  In many of the Company’s markets, institutional investors and owners and developers of properties compete vigorously for the acquisition, development and leasing of space.  Many of these competitors have greater resources and more experience than the Company.

Employees

As of December 31, 2002, ASR employed approximately 79 individuals, including on-site property management and maintenance personnel.

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

Insurance

The Company carries comprehensive liability, fire, terrorism, extended coverage and rental loss insurance covering all of its properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure.

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

Capital Expenditures

Capital expenditure requirements include both normal recurring capital expenditures, and tenant improvements and lease commissions relating to the leasing of space to new or renewing tenants.  The entities included in the Consolidation had a history of acquiring properties which required renovation, repositioning or management changes to improve their performance and to enable them to compete effectively.  The Company plans to continue to invest in these types of properties.  These properties may require major capital expenditures or significant tenant improvements in order to maximize their cash flows.

Acquisitions and Dispositions

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

On October 15, 2002, the Company sold Maple Tree, a 72,149 square foot shopping center in Missouri, for $3,800,000.  On October 11, 2002, the Company sold Creekside Apartments, a 152-unit apartment property in California, for $8,300,000.  Gain on sales of $261,000 and $866,000, respectively, were recorded as gain on sale of discontinued operations.  Total net sales proceeds, which totaled $279,000, were held in escrow at December 31, 2002.  It is anticipated the sales proceeds will be used in tax-deferred exchanges to assist with funding future acquisitions.

On April 30, 2002, the Company sold Beach & Lampson, a 13,017 square foot shopping center in California, for $1,200,000.  The Company received net cash proceeds of approximately $59,000 on the sale date and a $1,100,000 trust deed note from the buyer.  The note, which contained a $200,000 early pay-off discount, was paid in October 2002 with the receipt of $900,000 from the buyer.  The sale of the property resulted in a $348,000 total loss on sale of real estate asset.

In November 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a net deferred gain on the sale of approximately $232,000 and net proceeds of approximately $1,688,000.  The net proceeds, which were held in escrow at December 31, 2001, were used in a tax-deferred exchange to assist the funding of the two office properties acquired in May 2002.

ITEM 2. PROPERTIES

The Location and Type of the Company’s Properties

The Company’s 33 properties consist of 15 office, 11 office/warehouse, three shopping center and three apartment properties, and one developmental land property located in four geographic regions in nine states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2002.

Location	Type	Total Gross Leasable Area (GLA) (Square Feet)	Percent of GLA Leased on December 31, 2002	Rented Square Feet	Annualized Net Rent (dollars in thousands)	Rent per Square Foot
Arizona/California Region
Pacific Spectrum, AZ	Office	71,058	47%	33,177	$583	$17.57
Valencia, AZ*	Office/Whse	82,843	90%	74,187	578	7.80
Phoenix Van Buren, AZ	Land	N/A	N/A	N/A	N/A	N/A
Mira Mesa, CA	Office	89,553	96%	85,550	2,127	24.86
Sorrento II, CA	Office	88,073	100%	88,073	1,064	12.09
Creekside Office, CA	Office	47,810	100%	47,810	1,278	26.72
Bristol Bay, CA	Office	50,643	87%	43,926	1,146	26.08
Daimler Chrysler, CA	Office	208,117	92%	190,807	5,430	28.46
Sorrento I, CA	Office/Whse	43,100	—	—	—	—
Villa Redondo, CA	Apartment	96,802	91%	88,283	2,108	23.88
Arizona/California Region Total		777,999	84%	651,813	14,314	21.96
Upper Midwest Region
Countryside Office Park, IL	Office	91,975	75%	68,992	$1,158	$16.78
Oak Grove Commons, IL	Office/Whse	137,678	97%	133,347	990	7.43
Park Plaza I & II, IN	Office/Whse	95,080	91%	86,440	552	6.39
Jackson Industrial A, IN	Office/Whse	320,000	61%	194,000	534	2.75
Morenci Professional Park, IN	Office/Whse	105,600	89%	93,600	417	4.46
Leawood Fountain Plaza, KS	Office	86,355	72%	62,412	1,128	18.08
Northwest Corporate Center, MO	Office	87,334	74%	64,281	1,183	18.40
Parkade Center, MO	Office	220,964	77%	169,547	1,420	8.38
Business Center, MO	Office/Whse	64,387	94%	60,298	502	8.32
The Lakes, MO	Apartment	311,912	89%	278,274	2,891	10.39
North Creek Office Park, OH	Office	92,282	94%	87,087	1,166	13.39
Northeast Commerce Center, OH	Office/Whse	100,000	72%	72,176	473	6.55
Upper Midwest Region Total		1,713,567	80%	1,370,454	12,414	9.06
Carolina Region
Columbia, SC	Shopping Center	56,487	86%	48,642	$252	$5.18
Marketplace, SC	Shopping Center	105,289	40%	42,559	449	10.54
Richardson Plaza, SC	Shopping Center	108,138	82%	88,458	547	6.19
Carolina Region Total		2,69,914	67%	179,659	1,248	6.95
Texas Region
San Felipe, TX	Office	102,141	98%	100,072	$1,432	$14.31
Southwest Point, TX	Office/Whse	101,156	90%	91,099	529	5.80
Westlakes, TX	Office/Whse	95,370	48%	45,935	432	9.40
Technology, TX	Office/Whse	109,012	85%	92,752	980	10.56
Autumn Ridge, TX	Apartment	297,400	86%	255,146	2,276	8.92
16350 Park Ten Place, TX	Office	74,042	89%	65,534	1,023	15.62
16360 Park Ten Place, TX	Office	68,606	93%	63,603	1,006	15.81
888 Sam Houston Parkway, TX	Office	46,821	72%	33,678	523	15.54
Texas Region Total		894,548	84%	747,819	8,201	10.97

Total/Weighted Average		3,656,028	81%	2,949,745	36,177	12.26

* As of 12/31/02 Valencia is considered discontinued operations

For the year ended December 31, 2002, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2002, is included as part of Schedule III in Item 15.

Office Properties

The Company owns 15 office properties with total rentable square footage of 1,425,774. The office properties range in size from 46,821 square feet to 220,964 square feet, and have remaining lease terms ranging from less than one to 10 years.  The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount.  Certain of the leases provide for rent increases that are either fixed or based on a consumer price index.  As of December 31, 2002, the weighted average occupancy of the office properties was 85%.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2002, was $17.99 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under ExpiringLeases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2003(2)	195	499,274		$8,252		38%
2004	75	199,636		3,796		17%
2005	63	200,086		3,973		18%
2006	40	184,111		3,361		15%
2007	19	62,908		1,181		6%
Thereafter	13	60,214		1,378		6%

Total	405	1,206,229	(3)	$21,941	(4)	100%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) Includes leases that have initial terms of less than one year.

(3) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2002, and thus differs from annualized net rent in the preceding table, which is based on 2002 rents.

Office/Warehouse Properties

The Company owns 11 office/warehouse properties aggregating 1,254,226 square feet. The office/warehouse properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 43,100 square feet to 320,000 square feet.  As of December 31, 2002, eight of the office/warehouse properties were leased to multiple tenants, two were partially leased to single tenants, and one was not leased.  As of December 31, 2002, the weighted average occupancy of the office/warehouse properties was 75%.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2002, was $6.67 as of such date.

The office/warehouse properties have leases whose remaining terms range from less than one to eight years.  Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount.  Certain of these leases call for fixed or consumer-price-index-based rent increases.  Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties’ operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

OFFICE/WAREHOUSE PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2003(2)	50	145,483		$886		16%
2004	27	114,477		820		15%
2005	49	225,161		1,765		32%
2006	13	262,386		1,031		18%
2007	10	106,418		820		15%
Thereafter	2	26,050		251		4%
Total	151	879,975	(3)	$5,573	(4)	100%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) Includes leases that have initial terms of less than one year.

(3) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2002, and thus differs from annualized net rent in the  table under “The Location and Type of the Company’s Properties”, which is based on 2002 rents.

Shopping Center Properties

The Company owns 3 shopping center properties with total rentable square footage of 269,914. The shopping center properties range in size from 56,487 square feet to 108,138 square feet, and have remaining lease terms ranging from less than one to 19 years.  The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants’ sales.  As of December 31, 2002, the weighted average occupancy of the shopping center properties was 67%.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2002, was $6.95 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTIES

LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2003(2)	7	72,262		$296		24%
2004	3	11,951		98		8%
2005	3	2,000		65		5%
2006	6	16,350		150		12%
2007	0	—		—		—
Thereafter	4	77,096		639		51%

Total	23	179,659	(3)	1,248	(4)	100%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) Includes leases that have initial terms of less than one year.

(3) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and total rentable area (which includes vacant space).

(4) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2002, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2002 rents.

Apartment Properties

As of December 31, 2002, the Company owns a 366-unit apartment property located in Houston, Texas, a 125-unit apartment property located in Long Beach, California and a 408-unit apartment property located in St. Louis, Missouri.  All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 2002, the apartment properties were approximately 88% leased.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually leased as of December 31, 2002, was $11.70 as of such date.

Development Land

The Company owns a 16.65 acre parcel of land in Phoenix, Arizona.  The site is irregularly shaped and has had several uses in the past, including a mobile home park, retail shops and a gasoline station.  The land has been cleared of all improvements since January 1997.  The land is held for future development.

ITEM 3. LEGAL PROCEEDINGS

Lewis-Madison Matter

On or about September 27, 2001, Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, purporting to represent themselves and all others similarly situated, initiated an action against the Company, CGS, William J. Carden, John N. Galardi and S-P Properties, Inc. in the Orange County Superior Court, Case No. 01 CC 000394.

Plaintiffs’ complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ complaint challenged the Consolidation, although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants.  Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

Plaintiffs’ prayer for relief sought the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  On March 15, 2002, the Court sustained the Company’s demurrer to plaintiffs’ complaint and held that the complaint failed to state a cause of action for either breach of fiduciary duty or breach of contract against the Company.  The Court gave the plaintiffs twenty days leave to amend.

Subsequently, plaintiffs filed and served a Second Amended Complaint alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  On June 14, 2002, the Court sustained the Company’s demurrer on the grounds that Plaintiffs’ Second Amended Complaint failed to state a cause of action against the Company for interference with contract or interference with prospective economic advantage.  The Court gave Plaintiffs twenty days leave to amend.

Subsequently, the plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.   On September 6, 2002, the Court sustained the Company’s demurrer on the grounds that the Plaintiffs’ Third Amended Compliant failed to state a cause of action for either interference with contract or interference with prospective economic advantage against the Company.  The Court gave the Plaintiffs twenty days to amend.

On September 25, 2002, the plaintiffs filed and served a Fourth Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  The plaintiffs’ prayer for relief on its Fourth Amended Compliant seeks the following:  1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  On October 29, 2002, the Company responded by answer and asserted general and specific affirmative defenses to the allegations in the Fourth Amended Complaint.

On January 10, 2003, plaintiffs filed and served a Notice of Motion and Motion for Class Certification.  On January 31, 2003, the Company filed an Opposition to Plaintiffs’ Motion for Class Certification.  On March 7, 2003, the Court granted plaintiffs’ Motion for Class Certification but expressly reserved the right  to visit the issue of certification should rescission be chosen as a remedy to determine whether it is still a viable procedure in the class setting.

Teachout Matter

A subsidiary of CGS, S-P Properties, Inc., was a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. v. S.P. Properties, Inc. and Sierra Pacific Development Fund II (“Fund II”).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of a property from Fund II.  Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.

As part of the Consolidation, the Company assumed the repayment obligation to the former Fund II investors and has carried these loans with accrued interest on its books and records.   The obligation, totaling approximately $8,800,000 at December 31, 2002, is reflected in accrued and other liabilities in the accompanying consolidated financial statements.

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which is expected to be documented in the second quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.

In connection with the settlement, Mr. John Galardi, a principal stockholder of the Company, and Mr. William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to the settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  On December 31, 2002, the receivable of $1,187,695 is reflected as a component of equity in the Company’s consolidated financial statements.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 annual meeting of stockholders was held on November 15, 2002.  The matters on which the stockholders voted, in person or by proxy, were i) to elect five directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and ii) to ratify the selection of BDO Seidman, LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2002.   The results of the voting are shown below:

Election of directors:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Timothy R. Brown	3,567,133	137,967
William J. Carden	3,551,723	153,377
Lawrence E. Fiedler	3,565,452	139,648
William W. Geary, Jr.	3,567,621	137,479
Harry A. Mizrahi	3,563,415	141,685

Ratify the selection of BDO Seidman, LLP as independent auditors:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
3,639,002	16,449	49,649

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

On November 20, 2001, the Company’s Common Stock began trading on the American Stock Exchange under the symbol AQQ.  The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the American Stock Exchange.

	Common Stock
	High	Low
2001
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$13.30	$6.08
2002
First Quarter	$7.07	$6.13
Second Quarter	8.50	6.72
Third Quarter	7.40	5.85
Fourth Quarter	5.89	4.15

Holders

The approximate number of holders of the shares of the Company’s Common Stock was 8,200 as of March 10, 2003.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2001.  During 2002, the Company’s Board of Directors declared the following dividends to holders of its Common Stock and OP Units:

Payment Date	Dividend per share/unit	Distributions to Stockholders	Distributions to OP Unitholders	Total Distributions

June 3, 2002	0.20	$1,109,898	$145,121	$1,255,019
October 18, 2002	0.20	1,107,398	145,121	1,252,519
December 30, 2002	0.10	553,699	72,561	626,260

In March 2003, the Company’s Board of Directors established a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of a dividend.  The first dividend meeting on this schedule will be in May 2003.

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate within the requirements of REIT status in 2003.  In general, a REIT is required to pay annual distributions to investors of at least 90% of its taxable income.

Recent Sales of Unregistered Securities

Concurrently with and immediately subsequent to the consummation of the Consolidation of the eight public funds into ASR, the Company issued 8,886 unregistered shares of Common Stock and the Operating

Partnership issued 725,605 OP Units.  The shares and OP Units were issued pursuant to merger agreements and contribution agreements in connection with the acquisition of properties and assets from entities controlled or managed by CGS and its affiliates.  In addition, in October  2001, the Company issued 99,500 shares, and in April 2002, issued 10,000 shares of its Common Stock to its officers and directors pursuant to the Company’s Omnibus Stock Incentive Plan (the “Plan”). In 2001, the Company issued 20,000 shares of its Common Stock to a law firm as partial consideration for legal services.  These issuances of Common Stock by ASR and OP Units by the Operating Partnership were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The OP Units are redeemable at the option of the holder for either, at the option of ASR, (i) one share of Common Stock of ASR, or (ii) cash equal to the fair market value of one share of Common Stock of ASR at the date of conversion.

The following table provides information as of December 31, 2002 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in first column)
189,500	$10.42	421,000

 See Note 14 – Stock Option and Restricted Share Plan – in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data are presented as of and for each of the five years ended December 31.  The selected financial data for the years ended 2000, 1999 and 1998 reflects the balance sheet data and operating data for SPPI84, which is treated as having acquired the properties in the Consolidation for accounting purposes.  For 2001, operating data includes the results of operations of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.

This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 15.

(Dollars in thousands, except for per share and per unit data)

	2002	2001	2000	1999	1998
OPERATING DATA:
Total revenues	$38,252	$7,435	$159	$187	$222
Property operating expense	14,763	2,990	—	—	—
General and administrative	8,586	2,863	—	—	—
Depreciation and amortization	11,691	2,123	—	—	—
Interest expense	13,779	2,409	—	—	—
Litigation settlement	1,200	—	—	—	—
Impairment of real estate assets	4,746	—	—	—	—
Income tax benefit	7,083	—	—	—	—
Net (loss) income from continuing operations	(8,595)	(1,975)	487	510	418
Net (loss) income	(7,130)	(2,038)	325	357	125

Basic and diluted per share data(1)
Net loss income from continuing operations	$(1.55)	$(0.36)	N/A	N/A	N/A
Net loss income	(1.29)	(0.37)	N/A	N/A	N/A
Dividends per share(1)	0.50	N/A	N/A	N/A	N/A

Per unit data(2)
Limited partner income from continuing
operations per unit	N/A	N/A	$6.26	$6.62	$5.43
Limited partner income	N/A	N/A	4.18	4.64	1.62
Distributions per partnership unit(2)	N/A	N/A	N/A	N/A	N/A

BALANCE SHEET DATA:
Real estate held for investment, net	$236,890	$237,285	$—	$—	$—
Total assets	253,557	266,205	11,210	10,808	10,558
Total long term debt	182,281	167,638	—	—	—
Stockholders’ and partners’ equity	30,857	53,104	9,612	9,287	8,930

OTHER DATA:
Cash flow provided by (used in):
Operating activities	$(423)	$(6,377)	$—	$956	$—
Investing activities	(3,566)	2,421	436	(390)	126
Financing activities	1,624	6,301	(404)	(668)	(77)

(1) The net loss and dividends per share data were based upon the weighted average shares of 5,534,348 for 2002 and 5,529,190 for 2001.

(2) The limited partner income (loss) and distributions per partnership unit were based upon the number of SPPI84 limited partnership units outstanding, 77,000 in all years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation which owns, manages and operates various income-producing properties.   Substantially all of the Company’s assets are held through the Operating Partnership, in which the Company, as of December 31, 2002, held a 1% general partner interest and an 87.4% limited partnership interest.   As of December 31, 2002, through the Operating Partnership, the Company owned and operated 33 properties which consisted of 15 office, 11 office/warehouse, three shopping center, and three apartment properties, and one developmental land property.  The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California and Arizona.

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

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

The major accounting policies followed by the Company are listed in Note 2 — Summary of Significant Accounting Policies. — in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

•                  Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate within the requirements of REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2002, the Company was taxed as a C corporation.

RESULTS OF OPERATIONS

The statement of operations for the year ended 2001 reflects the operating results of SPPI84 for the full year, and the acquired entities for October 20, 2001, through December 31, 2001, (“Stub Period”).  The statements of operations for the year ended December 31, 2000 solely reflect the operating results of SPPI84.  SPPI84 wholly owned one property (Valencia) and held an equity interest in another entity prior to the Consolidation.  Therefore, a comparison of operating results between 2002 and 2001 and between 2001 and 2000 is not meaningful.

In accordance with generally accepted accounting principles, the operating results of three properties are reported as discontinued operations in all periods presented.  These consist of a shopping center and an apartment property sold in 2002 and an office/warehouse property expected to be sold in the second quarter of 2003.  The office/warehouse property was wholly owned by SPPI84 prior to the Consolidation.  See Note 5 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.  The operating results of any properties acquired during the period include operations from the date of acquisition.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The Company recorded rental revenue of $38,043,000 and expenses of $54,765,000 for the year ended December 31, 2002 compared to rental revenue of $7,274,000 and expenses of $10,385,000 for the Stub Period ended December 31, 2001.  The Company acquired three office properties and sold two shopping centers and one apartment property during 2002.  Rental revenue of $1,502,000 and expenses of $1,428,000 were attributable to the three property acquisitions.  The weighted average occupancy of the Company’s properties held for investment decreased from 85% at December 31, 2001 to 81% at December 31, 2002.  As of December 31, 2002, the Company owned and operated 33 properties.

During 2002, the Company recorded impairment charges of $4,746,000 to provide for a decrease in the estimated fair market value of five properties.  Impairment charges totaling $2,400,000 were recorded on the Company’s three shopping center properties in South Carolina.  Other charges consisted of $987,000 on an office property in Missouri, and $1,359,000 on an apartment property in California.  No impairment charges were recorded in 2001.

During 2002, the Company accrued a litigation settlement expense of $1,200,000 associated with the settlement of the Teachout matter.  As part of the settlement, which is expected to be documented in the second quarter of 2003, the Company has agreed to pay legal fees of $1,200,000 to plaintiff’s counsel.  Under the settlement, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest only at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.

The Company recorded a $47,000 net loss on sales of real estate assets during 2002.  The Company recorded a $348,000 loss attributable to the sale of Beach & Lampson, a shopping center property sold in April 2002.  This loss was partially offset by the recognition of a $232,000 deferred gain associated with the sale of the Tower Industrial property in 2001 and a $69,000 gain as a result of compensation for a strip of land condemned for highway purposes at one of its office properties.  No gain or losses on sales of real estate assets were recorded during 2001.

The Company recorded a $53,000 net loss on early extinguishments of debt in connection with the refinancing of several loans during 2002.  Losses of $184,000 due to the write-off of deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium. During 2001, the Company recognized a net gain on early extinguishments of debt of $314,000 related to the payoff of two loans and the refinancing of two other loans.

The share of loss for the year ended December 31, 2002 for the holders of OP Units was $935,000 compared to a loss of $267,000 for the Stub Period ended December 31, 2001.  The loss represents the 11.6% limited partner interest in the Operating Partnership not held by the Company at December 31, 2002 and 2001.

SPPI84 recorded income of $394,000 from investment in its unconsolidated joint venture partner, SMMP, during 2001.  This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.  The Company had no investments in unconsolidated joint ventures during 2002.

During 2002, the Company recognized an income tax benefit of $7,083,000.  In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company’s real estate assets outside of tax deferred exchanges.  If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.  The potential tax related to this built-in gain for book purposes is approximately $13,165,000.  Therefore, the Company recognized a deferred tax liability for this potential tax and has recorded this liability as a charge to equity.   During 2002, the deferred tax liability for the built in gains was reduced primarily due to tax effect of impairments recorded for certain real estate assets held.  In addition, based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets.  Therefore, as of December 31, 2002, no valuation allowance has been recorded and the valuation allowance previously recorded has been reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

The Company recorded net income from discontinued operations of $1,465,000 for the year ended December 31, 2002 compared to a net loss of $63,000 for the year ended December 31, 2001.  Net income from discontinued operations for 2002 represents the operating results and gain on sales of a shopping center and an apartment property sold in 2002, and the operating results of an office/warehouse property. The sale of this office/warehouse property is expected to be completed in the second quarter of 2003.  The net loss from discontinued operations for the year ended December 31, 2001 represents the operating results of these three properties for the 2001 Stub Period.  See Note 5 - Discontinued Operations – of the Notes to the Consolidated Financial Statements.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

On October 19, 2001, pursuant to the Consolidation, the Company acquired its initial 34 properties, which consisted of 3,664,635 square feet of office, office/warehouse, apartment and shopping center properties, and a parcel of land held for development.  At December 31, 2001, the weighted average occupancy of the Company’s properties held for investment was 85%.  The majority of the properties acquired in the Consolidation were recorded at fair market value.  One property, wholly owned by SPPI84, remained at historical cost and three other properties partially owned by SPPI84 through its former joint venture, Sierra Mira Mesa Partners (“SMMP”), a California general partnership, remained at historical cost based on their proportions owned by SPPI84.

The Company recorded rental revenue of $7,274,000 and expenses of $10,385,000 in 2001.  The rental revenue and expenses reflect the operations of the Company’s properties for the Stub Period and the operating results of SPPI84 through for the year ended December 31, 2001.  Rental revenue and expenses of SPPI84 for the year ended December 31, 2000 are reported as discontinued operations.  SPPI84’s wholly owned property, Valencia, is classified as “Real estate held for sale” in all periods presented.  The property is expected to be sold in the second quarter of 2003.

Joint venture income from SPPI84’s investment in its unconsolidated joint venture, SMMP, was $394,000 for the period from January 1 through October 19, 2001, compared to $328,000 for 2000.   This represents SPPI84’s share of income generated by SMMP and SMMP’s joint venture partners.

The Company recognized a net gain on early extinguishments of debt of $314,000 for the year ended December 31, 2001.  The net gain was related to the payoff of two loans and the refinancing of two loans individually secured by four properties (Northwest Corporate Center, Creekside, Van Buren and Park Plaza I & II) in November and December 2001.  No gain or loss on early extinguishments of debt was recorded in 2000.

Holders of OP Units share of the loss was $267,000, which represented the 11.6% limited partner interest in the Operating Partnership not held by the Company at December 31, 2002.  In addition, minority interest expense of $30,000 was recognized in 2001 as a result of income generated on a partially owned property.  SPPI84 had no minority interests for the year ended December 31, 2001.

The Company recorded a net loss from discontinued operations of $63,000 in 2001 compared to a net loss of $162,000 in 2000.  The net loss in 2001 includes the operating results of a shopping center and an apartment property for the Stub Period and the operating results of SPPI84’s wholly owned property for the entire year.  The net loss for the year ended December 31, 2001 represents the operating results of SPPI84’s wholly owned property.   See Note 5 - Discontinued Operations — of the Notes to the Consolidated Financial Statements.

In November 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a deferred gain of approximately $232,000 and net proceeds of approximately $1,688,000.  The net proceeds, which were held in escrow at December 31, 2001, were used in a tax-deferred exchange to assist the funding of the two office properties acquired in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $ 7,130,000 for the year ended December 31, 2002, which included (i) the following non-cash charges: depreciation and amortization from real estate held for investment of $11,692,000, litigation settlement payable in the future of $1,200,000, impairment charges of $4,746,000, deferred compensation expense of $834,000; and (ii) the following non-cash benefits:  income tax of $7,083,000, deferred rental income of $407,000, minority interest of $935,000, and amortization of loan premiums of $621,000.  Net cash used in operating activities amounted to $423,000 for the year ended December 31, 2002.  Cash was used in operating activities primarily for payment of prepaid and other assets, which primarily consists of required lender-held funds.  Lender-held funds are amounts required to be deposited with a lender and drawn by the Company with lender approval when certain conditions are met - for example, improvements on a property and payments of real estate taxes and insurance premiums.

Net cash used in investing activities of $3,566,000 for the year ended December 31, 2002 comprised (i) $4,407,000 paid for capital expenditures, 33% related to major renovations on an apartment property and (ii) $268,000 paid for real estate acquisitions, offset by (iii) $1,109,000 in proceeds received from the sale of real estate assets.

Net cash provided by financing activities amounted to $1,624,000 during the year ended December 31, 2002.  Proceeds received from borrowings totaled $24,382,000, as detailed below, of which $13,698,000 was used to repay debt.  The Company paid $3,865,000 in scheduled principal payments during 2002.  Note payments to former limited partners totaling $2,055,000 were also made during the period.  Dividends to common stockholders of $2,772,000 and distributions to unitholders in the operating partnership of $362,000 were also made during the period.

In January 2002, the Company refinanced a $4,500,000 loan partially secured by North Creek Office Park and entered into a new loan agreement in the amount of $5,625,000.  The new loan bears interest at a fixed rate of 7.58% per annum and matures in February 2012.  Net proceeds of $639,000 were received as a result of the refinancing.

In March 2002, the Company refinanced a $2,750,000 loan partially secured by Countryside Office Park and entered into a new loan agreement in the amount of $5,025,000.  The new loan bears interest at a fixed rate of 7.38% per annum and matures in March 2012.  Net proceeds of $1,887,000 were received as a result of the refinancing.

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an office/warehouse property, and entered into a new loan agreement in the amount of $4,314,000.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at December 31, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an office/warehouse property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  The loan bears interest at a fixed rate of 5.47% per annum and matures in February 2003.  Other insurance premiums totaling $277,000 were financed during 2002.  These loans bear interest at fixed rates between 5.47% and 6.99% per annum and mature at various dates in 2003.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of December 31, 2002, the amount due under the matured portion of the loan was $2,720,000 and the aggregate principal balance of the loan agreement was $6,390,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties.  One of the loans, which totaled $700,000, was provided by an affiliate of a related party (See Item 13 — Certain Relationships and Related Party Transactions).  The mortgages were repaid in conjunction with the sale of the property in October 2002.  The additional proceeds from the sale of the property were held in escrow at December 31, 2002 in order to meet the requirements for a tax-deferred exchange.

In December 2002, the Company received proceeds of $800,000 from a loan on Valencia, an office/warehouse property classified as “Real estate held for sale” in the accompanying consolidated financial statements.   The loan was provided by an affiliate of a related party (See Item 13).  The mortgage will be repaid in conjunction with the sale of the property, which is expected to occur in the second quarter of 2003.

In December 2002, modification agreements were entered into with a bank to extend maturity on five secured loans to December 31, 2004.  These loans, whose balances total $22,003,000, bear interest at Libor plus 4% through June 30, 2003 and, provided certain lender conditions are satisfied, Libor plus 3% thereafter.

During 2002, the Company received a $900,000 payoff on its $1,100,000 mortgage loan receivable.  These funds were used to meet obligations for capital costs relating to re-leasing and improvements to properties.  The Company recorded a $200,000 loss on sale of real estate asset related to the payoff.

In April 2002, the Board of Directors declared a dividend of 20 cents per share to each holder of Common Stock and OP Units as of April 30, 2002.  The dividend, which totaled approximately $1,255,000, was paid on June 3, 2002.  In August 2002, the Board of Directors declared a dividend of 20 cents per share to each holder of Common Stock and OP Units as of September 19, 2002.  The dividend, which totaled approximately $1,253,000, was paid on October 18, 2002.   In November 2002, the Board of Directors declared a dividend of 10 cents per share to each holder of Common Stock and OP Unit as of December 16, 2002.  The dividend, which totaled approximately $626,000, was paid on December 30, 2002.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative payroll expenses from cash generated by operations.  In addition, the Company anticipates selling assets to provide funds for payments of certain 2002 payables, consisting primarily of 2002 property taxes, tenant improvements and capital improvements on properties and fees for professional services.  Also, the Company is projecting the need for cash to fund obligations in 2003, including capital costs incurred and to be incurred related to re-leasing space and improvements to properties and litigation settlement costs.  The funds to meet these obligations will be obtained from proceeds of the sale of assets and lender held funds.  Based on current analysis, the Company believes that the cash generated by these anticipated sales will be adequate to meet these obligations.  There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated.  If these sales do not occur, the Company will not have sufficient cash to meet its obligations.

As of this date, the Company has not paid the 2002 property taxes due on several properties.  This non-payment could be considered a technical default on the loans for these properties.  The Company plans to pay these taxes with the proceeds from the sale of a property which is currently expected to occur in the second quarter of 2003.  There can be no assurance, however, the sale of a property will occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations with regards to future principal payments of debt, a litigation settlement, operating leases, employment agreements, and the purchase of OP Units from Nooney Development Partners.  The following table aggregates the Company’s expected contractual obligations and commitments subsequent to December 31, 2002 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$12,665	$33,374	$3,454	$7,579	$13,115	$108,439	$178,626
Debt to former limited partners	—	—	—	—	—	237	237
Litigation settlement	250	—	—	9,750	—	—	10,000
Employee obligations	1,201	283	—	—	—	—	1,484
Operating lease commitments	171	37	12	—	—	—	220
Purchase of OP Units from Nooney Development Partners	223	—	—	—	—	—	223
Total	$14,510	$33,694	$3,466	$17,329	$13,115	$108,676	$190,790

FUNDS FROM OPERATIONS

In October 1999, the Board of Governors of NAREIT issued “White Paper on FFO-October 1999” to clarify its definition of Funds from Operations (“FFO”).  The clarification was effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in FFO.  This clarification was effective January 1, 2002 and requires restatement for all periods presented in financial statements or tables.  The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs, including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company’s calculation of FFO.

The following table sets forth the Company’s calculation of FFO for the year ended December 31, 2002 (in thousands except weighted average shares and per share amounts).  FFO for the year ended December 31, 2001 is not presented as it is not comparable or meaningful.

2002
Loss from operations before minority interest and discontinued operations	$(9,530)
Depreciation and amortization	11,691
Impairment of real estate assets	4,746
Income tax benefit	(7,083)
Net loss on sales of real estate assets	47
Net income from discontinued operations, excluding gain on sales	338
Depreciation and amortization from discontinued operations	407
Minority interest on partially owned property from discontinued operations	102
FFO	$718

Basic weighted average shares	5,534,348
FFO per share	$0.13

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on management’s beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies or properties acquired in the Consolidation; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-K.

RISK FACTORS

The Company’s increased leverage increases its risk of default. This could adversely affect the Company’s results of operations, ability to make distributions and market price of its Common Stock.

The Company increased its indebtedness to 88% of the estimated fair market value of its assets.  This increase in the Company’s leverage increases the Company’s risk of default on its obligations and adversely affects the Company’s funds from operations and its ability to make distributions to its stockholders.  The Company has a higher ratio of indebtedness to assets than many REITs.  This could adversely affect the market price for the Company’s Common Stock.

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

The Company has incurred losses in 2002 and losses on a pro forma basis in 2001 and 2000.  The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.  If the Company is not successful, it will reduce or eliminate the distributions that stockholders receive from the Company.

The Company is responsible for liabilities of entities included in the Consolidation.  This could require the Company to make additional payments and reduce its available cash.

Subsidiaries of the Company merged with CGS’s majority-owned affiliates and the Operating Partnership and its subsidiaries acquired assets of CGS and some of its subsidiaries.  Some of these companies were engaged in the business of serving as general partners of limited partnerships and investing in and managing real properties.  As a result of the Consolidation, the Company or its subsidiaries may be responsible for liabilities arising out of the prior operations of these entities.  These liabilities may include claims asserted in connection with pending litigations against the Company and unknown contingent liabilities.  As a result, the Company has expended cash and may expend additional cash to pay these liabilities.  Any payments would reduce cash available for distribution to stockholders.

The Company will need to refinance mortgage loans and sell properties to meet its obligations.

The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures.  To meet these obligations, the Company will be required to refinance mortgage indebtedness and/or sell certain assets to provide cash.  The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations.  In addition to fulfill the Company’s growth strategy, the Company may be required it to raise additional cash through debt or equity financing.

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

The Company may not be able to enter into favorable leases upon the expiration of current leases and on current vacant space.

Over the next three years, approximately 49% of the square footage of the Company’s total rentable square footage of office/warehouse, office and shopping center properties will expire.  In addition, 19% of the Company’s total rentable square footage was vacant as of December 31, 2002.  The Company may be unable to enter into leases for all or a portion of this space.   If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses.  If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company’s Common Stock.

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

The Company also may participate with other investors, including possibly investment programs or other entities affiliated with management, in investments as tenants-in-common or in some other joint ownership or venture.  The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an unresolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.

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

The Company may never elect REIT status.

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

A REIT is subject to an entity level tax for a ten-year period on the sale of property with a fair market value in excess of basis it held before electing REIT status.  If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets including all the assets transferred to it as part of the consolidation it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  Interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  The Company had no swap contracts at December 31, 2002.  Interest rate swap contracts in notional amounts of approximately $22,000,000, which expired December 15, 2002 were subsequently renewed on January 7, 2003.

At December 31, 2002, the Company’s total indebtedness included fixed-rate debt of approximately $148,951,000 and floating-rate indebtedness of approximately $33,567,000.  The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Net Loan Premiums	Total	Fair Value
	(dollars in thousands)
Secured Fixed	$5,606	$7,482	$2,925	$7,073	$1,952	$104,956	$3,655	$133,649	$133,649
Average interest rate	10.31%	6.93%	7.56%	9.42%	7.67%	7.75%		7.90%

Secured Variable	$4,214	$25,194	$193	$154	$130	$3,483	$—	$33,368	$33,368
Average interest rate	5.76%	5.89%	6.58%	6.36%	6.12%	6.12%		5.90%

Unsecured Fixed	$2,360	$381	$—	$—	$—	$—	$—	$2,741	$2,741
Average interest rate	8.91%	8.00%						9.55%

Unsecured Variable	$199	$—	$—	$—	$—	$—	$—	$199	$199
Average interest rate	4.25%							4.25%

Bonds	$286	$317	$337	$352	$11,033	$—	$—	$12,324	$12,324
Average interest rate	7.98%	7.93%	7.93%	7.96%	9.50%			9.34%

The Company believes that the fair values of such instruments approximate carrying value at December 31, 2002.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $336,000, or $.06 per share, based upon the balances outstanding on variable rate instruments and the weighted average number of common shares outstanding at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15. - Exhibits, Financial Statement Schedules And Reports On Form 8K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period ended December 31, 2002, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2003 for its annual stockholder’s meeting to be held May 7, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2003 for its annual stockholder’s meeting to be held May 7, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2003 for its annual stockholder’s meeting to be held May 7, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2003 for its annual stockholder’s meeting to be held May 7, 2003.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements
Independent Auditors’ Reports
Consolidated Balance Sheets at December 31, 2002, and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ and Partners’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation
(3)	Exhibits to Financial Statements
The Exhibit Index attached hereto is hereby incorporated by reference to this Item.
On November 14, 2002, a report on Form 8-K was filed with respect to an investment profile for American Spectrum Realty, Inc.
(c)	Exhibits

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

American Spectrum Realty, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 17, the Company needs to sell assets to fund the cash requirements for other than normal property operations and refinance or extend debt as it matures.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements.  This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

BDO Seidman, LLP

Dallas, Texas

March 15, 2003

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31, 2002	December 31, 2001

ASSETS

Real estate held for investment	$250,625	$239,423

Accumulated depreciation	13,735	2,138

Real estate held for investment, net	236,890	237,285

Real estate held for sale	1,374	12,797

Cash and cash equivalents	788	2,284

Tenant and other receivables, net of allowance for doubtful accounts of $290 and $225, respectively	512	1,286

Deferred rents receivable	505	98

Deposits held in escrow	279	1,956

Investment in management company	4,000	4,000

Prepaid and other assets, net	9,209	6,499

Total Assets	$253,557	$266,205

LIABILITIES AND STOCKHOLDERS’ AND PARTNERS’ EQUITY

Liabilities:

Notes payable, net of premiums of $3,655 and $4,407, respectively (including $1,799 and $1,802, respectively, to related parties)	$182,281	$167,638

Liabilities related to real estate held for sale (including $800 and $2,207, respectively, to related parties)	2,235	11,756

Notes payable to former limited partners	237	2,292

Accounts payable	3,139	3,179

Deferred gain on sale of real estate asset	—	232

Deferred tax liability	6,082	—

Accrued and other liabilities (including $1,594 and $2,187, respectively, to related parties)	19,107	17,088

Total Liabilities	213,081	202,185

Minority interest	9,319	10,616

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—

Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,536,990 and 5,529,190 shares, respectively	55	55

Additional paid-in capital	41,809	56,502

Accumulated deficit	(9,168)	(2,038

)

Receivable from principal stockholders	(1,188)	—

Deferred compensation	(651)	(1,415

)

Total Stockholders’ Equity	30,857	53,104

Total Liabilities and Stockholders’ Equity	$253,557	$266,205

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and unit amounts)

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Rental revenue	$38,043	$7,274	$—
Interest and other income	209	161	159
Total revenues	38,252	7,435	159

EXPENSES:
Property operating expense	14,763	2,990	—
General and administrative	8,586	2,863	—
Depreciation and amortization	11,691	2,123	—
Interest expense	13,779	2,409	—
Litigation settlement	1,200	—	—
Impairment of real estate assets	4,746	—	—
Total expenses	54,765	10,385	—

OTHER INCOME (LOSS):
Net loss on sale of real estate assets	(47)	—	—
Net (loss) gain on extinguishment of debt	(53)	314	—
Income from investment in unconsolidated joint venture	—	394	328
Total other income (loss)	(100)	708	328

Net (loss) income before income tax benefit, minority interest and discontinued operations	(16,613)	(2,242)	487

Income tax benefit	7,083	—	—

Net (loss) income before minority interest and discontinued operations	(9,530)	(2,242)	487

Minority interest	935	267	—

Net (loss) income before discontinued operations	(8,595)	(1,975)	487

Discontinued operations:
Income (loss) from discontinued operations	338	(63)	(162)
Gain on sale of discontinued operations	1,127	—	—
Income (loss) from discontinued operations	1,465	(63)	(162)

Net (loss) income	$(7,130)	$(2,038)	$325

Basic and diluted per share data:
Net loss before discontinued operations	$(1.55)	$(0.36)	$—
Income (loss) from discontinued operations	0.26	(0.01)	—
Net loss	$(1.29)	$(0.37)	$—

Per unit data:
Net income before discontinued operations	$ N/A	$ N/A	$6.26
Loss from discontinued operations	N/A	N/A	(2.08)
Net income	$ N/A	$ N/A	$4.18

Basic weighted average shares used	5,534,348	5,529,190	—
Limited partnership units outstanding	N/A	N/A	77,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND PARTNERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Treasury Stock	Total Partners’ Equity	Total Equity

Balance, January 1, 2000	—	—	—	—	—	—	$9,287	$9,287
Net income	—	—	—	—	—	—	325	325

Balance, December 31, 2000	—	—	—	—	—	—	9,612	9,612
Net income	—	—	—	—	—	—	390	390

Balance, October 19, 2001	—	—	—	—	—	—	10,002	10,002
Issuance of common stock	$55	$56,502	—	$(1,493)	—	—	(10,002)	45,062
Amortization of deferred compensation	—	—	—	78	—	—	—	78
Net loss	—	—	$(2,038)	—	—	—	—	(2,038)

Balance, December 31, 2001	55	56,502	(2,038)	(1,415)	—	—	—	53,104
Purchase adjustment related to consolidation transaction	—	(13,165)	—	—	—	—	—	(13,165)
Issuance of common stock to Officer	—	70	—	(70)	—	—	—	—
Common stock repurchase	—	—	—	—	—	$(14)	—	(14)
Retirement of common stock	—	(14)	—	—	—	14	—	—
Receivable from principal Stockholders	—	1,188	—	—	$(1,188)	—	—	—
Amortization of deferred compensation	—	—	—	834	—	—	—	834
Dividends to common Stockholders	—	(2,772)	—	—	—	—	—	(2,772)
Net loss	—	—	(7,130)	—	—	—	—	(7,130)

Balance, December 31, 2002	$55	$41,809	$(9,168)	$(651)	$(1,188)	$—	$—	$30,857

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,130)	$(2,038)	$325
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Income) loss from discontinued operations	(1,465)	63	162
Depreciation and amortization	11,691	2,123	—
Impairment of real estate assets	4,746	—	—
Net loss on sales of real estate assets	47	—	—
Loss (gain) on extinguishment of debt	53	(314)	—
Income from investment in unconsolidated joint venture	—	(394)	(328)
Income tax benefit	(7,083)	—	—
Deferred rental income	(407)	(98)	—
Minority interest	(935)	(267)	—
Deferred compensation expense	834	78	—
Amortization of loan premiums, included in interest expense	(621)	(108)	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	980	(911)	—
(Decrease) increase in accounts payable	(40)	735	—
Deferred gain on sale of real estate asset	—	(232)
Increase in note receivable	—	—	(159)
Increase in prepaid and other assets	(2,816)	(2,115)	—
Increase (decrease) in accrued and other liabilities	1,723	(2,899)	—
Net cash used in operating activities:	(423)	(6,377)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(4,407)	(685)	(128)
Real estate acquisition	(268)	—	—
Proceeds received from sales of real estate assets	1,109	—	—
Cash acquired in consolidation transaction	—	2,518	—
Distributions from unconsolidated joint venture	—	588	618
Contributions to unconsolidated joint venture	—	—	(54)
Net cash (used in) provided by investing activities:	(3,566)	2,421	436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	24,382	23,564	—
Repayment of borrowings	(17,563)	(16,749)	(48)
Note payments to former limited partners	(2,055)	—	—
Repurchase of common stock	(14)	—	—
Distributions to common stockholders	(2,772)	—	—
Distributions to unitholders in the operation partnership	(362)	—	—
Collection of advance to affiliate	8	—	—
Advances to affiliate	—	(514)	(356)
Net cash provided by (used in) financing activities:	1,624	6,301	(404)

Cash from (used in) discontinued operations	869	(95)	(30)

Increase (decrease) in cash	(1,496)	2,250	2

Cash, beginning of period	2,284	34	32

Cash, end of period	$788	$2,284	$34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,435	$3,018	$129
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Assumption of mortgage loans in acquisitions of real estate assets	$9,863	$—	$—
Seller financing of acquired real estate assets	955	—	—
Trust deed note receivable from sale of real estate asset	1,100	—	—
Issuance of common stock related to consolidation	—	56,857	—
Issuance of operating partnership units related to consolidation	—	10,884	—
Issuance of notes payable related to consolidation	—	2,292	—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2002, holds a 1% general partner interest and an 87.4% limited partnership interest. As of December 31, 2002, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 33 properties, which consisted of 15 office, 11 office/warehouse, three shopping center, and three apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to expand its business and net assets by acquiring additional properties.  The Company will focus primarily on office and office/warehouse properties located in Texas, California and Arizona.

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

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate within the requirements of REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2002, the Company was taxed as a C corporation.

CONSOLIDATION TRANSACTION

In October 2001, the Company acquired various properties in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  Sierra Pacific Pension Investors ‘84 (“SPPI84”), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.  Prior to the Consolidation, SPPI84’s activities involved the ownership and operation of two real estate properties in Arizona:  Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2002, and 2001, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000.  All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

As discussed in Note 1, the accounting acquirer in the Consolidation was SPPI84.  As such, the consolidated statement of operations and cash flows for the year ended December 31, 2001 includes the results of operations and cash flows of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.  The consolidated statement of operations and cash flows for the year ended December 31, 2000 solely reflects the results of operations and cash flows of SPPI84.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 141, which supercedes APB 16, “Business Combinations” (“FAS 141”), which is effective for business combinations initiated after September 30, 2001.  FAS 141 requires that all business combinations be accounted for under the purchase method and provides that the pooling-of-interest method is no longer allowed.  The Company accounted for the Consolidation under the purchase method.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which is effective for fiscal years beginning after December 15, 2001.  FAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The adoption of FAS 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).  FAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of FAS 143 are required to be applied starting with fiscal years beginning after September 15, 2002.  The Company believes the adoption of the provisions of FAS 143 will not have a significant effect on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  However, FAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held for sale and used and (b) measurement of long-lived assets to be disposed of by sale.  FAS 144 was effective for the Company beginning January 1, 2002, the first day of the Company’s 2002 fiscal year.  Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of FAS 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been reclassified for comparability, as required.  The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections” (“FAS 145”).  In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS 4”).  This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon application, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classifications should be reclassified to conform to the provisions of FAS 145.  The Company adopted FAS 145 in the third quarter of 2002.  The adoption of FAS 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of FAS 146 to have a material impact on its consolidated financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties.  The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for financial statements ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”), which amended SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.  In compliance with FAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 “Accounting for Stock Issued to Employees”.

REAL ESTATE

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value.  Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building.  The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale.  Due to uncertainties inherent in the valuation process and in the economy, actual results of operating and disposing of the Company’s properties could be materially different from current expectations.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	10 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2002 and December 31, 2001.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  Interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  The Company had no swap contracts at December 31, 2002.  Interest rate swap contracts in notional amounts of approximately $22,000,000, which expired December 15, 2002, were subsequently renewed on January 7, 2003.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) in October 1995.  This standard establishes a fair value approach to valuing stock options awarded to employees as compensation. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”), which amended FAS 123.  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.  In compliance with FAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 “Accounting for Stock Issued to Employees”.

At December 31, 2002, the Company had in effect its Omnibus Stock Incentive Plan (the “Plan”), which is described more fully in Note 14. The Company has elected, as permitted by SFAS No. 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.  No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Years Ended December 31,
	2002	2001	2000
Net (loss) income, as reported	$(7,130)	$(2,038)	$325
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(476)	(47)	—
Pro forma net (loss) income	$(7,606)	$(2,085)	$325

Per share data:
Basic and diluted, as reported	$(1.29)	$(0.37)	N/A
Basic and diluted, proforma	$(1.37)	$(0.38)	N/A

Per unit data:
As reported and proforma	N/A	N/A	$4.18

MINORITY INTEREST

At December 31, 2002 and 2001, unit holders in the Operating Partnership held an 11.6% limited partnership interest in the Operating Partnership.  Each of the holders of the interests in the Operating Partnership has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the fair value of one share of Common Stock of the Company at the date of conversion.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company currently holds no investments in operating joint ventures.  Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (“SMMP”), which it accounted for using the equity method. The investment was stated at cost and was adjusted for SPPI84’s share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).  See Note 7 - Investment in Unconsolidated Joint Venture - for further discussion.

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

For the years ended December 31, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.  During the year ended December 31, 2000, SPPI84 relied on three tenants to generate approximately 55% of total rental revenue.  The breakdown of these three tenants’ industry segments and rental income contribution is as follows:  17% - electronics manufacturer; 16% - telecommunications manufacturing; and 21% - healthcare administration.  During the year ended December 31, 2000, SPPI84’s rental revenue was generated solely by Valencia, a property whose results of operations are reflected in the accompanying consolidated statements of operations as discontinued operations.  See Note 5 — Discontinued Operations.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 189,500 at December 31, 2002 and OP Units outstanding of 725,605 at December 31, 2002 have not been included in the net loss per share calculation since their effect would be antidilutive.

INCOME TAXES

In preparing the Company’s consolidated financial statements, management estimates the income tax in each of the jurisdictions in which the Company operates.  This process includes an assessment of current tax expense, the results of tax examinations, and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes.  These differences may result in deferred tax assets or liabilities which are included in the consolidated balance sheet.  The realization of deferred tax assets as a result of future taxable income must be assessed and to the extent that the realization is doubtful, a valuation allowance is established.  The Company’s income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which the Company operates.  Should the actual results differ from the Company’s estimates, the Company would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

NOTE 3. CONSOLIDATION TRANSACTION

In October 2001, the Company acquired various properties in the Consolidation.  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  All entities in the Consolidation were created to own and/or operate income-producing properties.  The combination of the entities in the Consolidation is anticipated to reduce overall costs, thereby increasing shareholder value.  See Note 1 — Description of Business.

An exchange value representing the estimate of the net asset value of each acquired entity was computed as follows: (A) the sum of (i) the estimated fair market value of the real estate portfolio as determined by an independent appraisal and (ii) the realizable values of the non-real estate assets (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) the entity’s share of the Consolidation expenses.   In addition, an exchange value was computed for the portion of the CGS management company acquired as follows: (A) the sum of (i) an estimated value utilizing an earnings multiple approach and (ii) the realizable values of the assets obtained, (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) its share of the Consolidation expenses.   The number of shares of Company stock issued was determined by the aggregate exchange value divided by $15.  Certain investors elected to receive notes in lieu of shares of Company stock.  Pursuant to the Consolidation, 5,429,690 shares of the Common Stock of the Company; 725,605 OP Units and $2,292,671 in notes payable were issued.

The Company accounted for the Consolidation under the purchase method.  The property owned by SPPI84 remained at its historical cost and the other properties were recorded at the fair market value.  As of October 19, 2001, a summary of the assets and liabilities of the Company follows (dollars in thousands):

October 19, 2001
ASSETS

Real estate held for investment	$251,381
Investment in management company	4,000
Other assets	10,602
Total assets	$265,983

LIABILITIES AND STOCKHOLDERS’ AND PARTNERS’ EQUITY

Long-term debt	$171,337
Other liabilities	25,902
Total liabilities	197,239

Minority interest	11,887

Equity	56,857
Total liabilities and equity	$265,983

In accordance with the purchase method, the consolidated statement of operations and cash flows for the year ended December 31, 2001 includes the results of operations and cash flows of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.  The consolidated statement of operations and cash flows for the year ended December 31, 2000 solely reflects the results of operations and cash flows of SPPI84.

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

	Year Ended December 31, (Unaudited)
Pro Forma Results of Operations	2001	2000
Total revenues	$39,478	$36,450
Operating expenses	20,818	18,474
Depreciation and amortization	14,047	16,998
Interest expense	14,058	15,020
Gain on sale of property	—	1,328
Gain (loss) on extinguishment of debt	314	(1,907)
Minority interest	1,059	1,696
Net loss	$(8,072)	$(12,925)

Weighted average shares	5,529,190	5,529,190

Net loss per basic and diluted share	$(1.46)	$(2.34)

NOTE 4. REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2002, and 2001 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
2002:
Office properties	$28,801	$119,031	$147,832	$8,250	$139,582
Office/warehouse properties	9,200	38,309	47,509	2,616	44,893
Shopping center properties	4,130	6,781	10,911	911	10,000
Apartment properties	5,530	34,691	40,221	1,852	38,369
Land held for development and other	3,900	252	4,152	106	4,046
Total	$51,561	$199,064	$250,625	$13,735	$236,890

2001:
Office properties	$26,310	$108,123	$134,433	$1,251	$133,182
Office/warehouse properties	9,200	37,701	46,901	417	46,484
Shopping center properties	5,210	9,094	14,304	149	14,155
Apartment properties	5,530	34,198	39,728	278	39,450
Land held for development and other	3,900	157	4,057	43	4,014
Total	$50,150	$189,273	$239,423	$2,138	$237,285

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

In October 2001, pursuant to the Consolidation, the Company acquired its initial 34 properties, which consisted of 3,664,635 square feet of office, office/warehouse, apartments and shopping center properties.  The majority of the properties acquired in the Consolidation were recorded at fair market value.  One property, wholly owned by the accounting acquirer, SPPI84, remained at historical cost and three other properties partially owned by SPPI84 remained at historical cost on a percentage basis.

DISPOSITIONS

On October 15, 2002, the Company sold Maple Tree, a 72,149 square foot shopping center in Missouri, for $3,800,000.  On October 11, 2002, the Company sold Creekside Apartments, a 152-unit apartment property in California, for $8,300,000.  Gain on sales of $261,000 and $866,000, respectively, were recorded as gain on sale of discontinued operations.  Total net sales proceeds, which totaled $279,000, were held in escrow at December 31, 2002.  It is anticipated the sales proceeds will be used in tax-deferred exchanges to assist with funding future acquisitions.

In July 2002, the Company received compensation of $150,000 for a strip of land condemned for highway purposes on an office property in Illinois.  The Company recorded a $69,000 gain on sale of real estate related to the transaction.

On April 30, 2002, the Company sold Beach & Lampson, a 13,017 square foot shopping center in California, for $1,200,000.  The Company received net cash proceeds of approximately $59,000 on the sale date and a $1,100,000 trust deed note from the buyer.  The note, which contained a $200,000 early pay-off discount, was paid in October 2002 with the receipt of $900,000 from the buyer.  The sale of the property resulted in a $348,000 total loss on sale of real estate asset.

In November 2001, the Company sold the 42,142 square foot Tower Industrial Building for $1,800,000.  The sale produced a net deferred gain on the sale of approximately $232,000 and net proceeds of approximately $1,688,000.  The net proceeds, which were held in escrow at December 31, 2002, were used in a tax-deferred exchange to assist the funding of the two office properties acquired in May 2002.  In the second quarter of 2002, the Company recognized the $232,000 deferred gain associated with the sale of the Tower Industrial property in 2001.

IMPAIRMENTS

During 2002, the Company recorded impairment charges of $4,746,000 to provide for a decrease in the estimated fair market value of five properties.  Impairment charges totaling $2,400,000 were recorded on the Company’s three shopping center properties in South Carolina.  Other charges consisted of $987,000 on an office property in Missouri, and $1,359,000 on an apartment property in California.  Based upon a review of changes in property conditions, capital requirements, and market conditions, the Company determined that the carrying value of certain of these properties were above what is anticipated to be recoverable.  The Company reviewed current market conditions including capitalization rates and investor return requirements in determining the reasonable values.

FUTURE MINIMUM RENTS

The Company leases its office, office/warehouse and shopping center property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2002, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2003	$27,124
2004	20,716
2005	14,494
2006	7,795
2007	4,337
Thereafter	9,281
$83,747

NOTE 5. DISCONTINUED OPERATIONS

As of December 31, 2002, Valencia, an 82,560 square foot office/warehouse property expected to be sold in the second quarter of 2003, was classified as “Real estate held for sale”.  Valencia was wholly owned by SPPI84 prior to the Consolidation.  As of December 31, 2001, Valencia, and two properties sold in October 2002 were classified as “Real estate held for sale” (See Note 4 — Real Estate).

In accordance with FAS 144, the net income (loss) related to these properties for the years ended December 31, 2002, 2001 and 2000 are reflected in the consolidated statements of operations as “Discontinued operations.”   The carrying amounts of these properties at December 31, 2002 and December 31, 2001 and their results of operations for the years ended December 31, 2002, 2001 and 2000 are summarized below (dollars in thousands):

	December 31,
Condensed Consolidated Balance Sheets	2002	2001
Real estate	$1,094	$12,222
Other	280	575
Real estate assets held for sale	$1,374	$12,797

Notes payable, net (including $800 and 1,000, respectively, to related parties)	$2,111	$9,277
Accounts payable	10	24
Accrued and other liabilities (including $1,207 in 2001 to related parties)	114	1,422
Minority interest related to partially owned property	—	1,033
Liabilities related to real estate held for sale	$2,235	$11,756

	Years Ended December 31,
Condensed Consolidated Statements of Operations	2002	2001	2000
Rental revenue	$2,139	$1,043	$583
Total expenses	1,699	1,076	745
Minority interest related to partially owned property	(102)	(30)	—
Gain on sale of discontinued operations	1,127	—	—
Net income (loss) from discontinued operations	$1,465	$(63)	$(162)

NOTE 6. INVESTMENT IN MANAGEMENT COMPANY

Pursuant to the Consolidation, the Company acquired a portion of the property management business of CGS.  The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.   See Note 3 — Consolidation Transaction.

FAS 142 requires intangible assets that are not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

At December 31, 2002, the Company evaluated its investment in the management company in accordance with FAS 142 and determined that fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (SMMP), which it accounted for using the equity method.  The Company held no investments in operating joint ventures at December 31, 2002 and 2001.

SMMP, a California general partnership, was formed in 1985 between SPPI84 and Sierra-Pacific Development Fund II (“Fund II”), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, an office building located in San Diego, California.  For the years ended December 31, 2001, and 2000, SPPI84 recognized income from investment in SMMP of $393,764 and $327,510, respectively.

On October 19, 2001, SPPI84 and Fund II merged into a subsidiary of the Company pursuant to the Consolidation.  As a result, the assets and liabilities of Mira Mesa and its results of operations for the two months and twelve days ended December 31, 2001, are included in the consolidated financial statements of the Company at December 31, 2001.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership, for the year ended December 31, 2000.  The condensed statement of operations for the year ended December 31, 2000 for SMMP follows (dollars in thousands):

2000
Revenues:
Rental income	$2,152
Other income	250
Total revenues	2,402
Expenses:
Operating expenses	936
Depreciation and amortization	571
Interest	486
Total expenses	1,993

Income before Partnership’s share of unconsolidated joint venture income	409

Partnership’s share of unconsolidated joint venture income	43

Income before minority interest’s share of consolidated joint venture loss	452

Minority interest’s share of consolidated joint venture loss	17

Net income	$469

As of December 31, 2000, SMMP held a 43.92% interest in Sorrento II Partners (a California general partnership formed in 1993 with Sierra Pacific Institutional Properties V), a 5.08% interest in Sierra Creekside Partners, (a California general partnership formed in 1994 with Sierra Pacific Development Fund), and a 33.36% interest in Sierra Vista Partners (a California general partnership formed in 1994 with Sierra Pacific Development Fund III).

The following is a summary of aggregated results of operations for all investments owned by SMMP for the year ended December 31, 2000, which were accounted for under the equity method (dollars in thousands):

2000
Revenues:
Rental income	$2,364
Interest income	11
Total revenues	2,375

Expenses:
Operating expenses	1,048
Depreciation and amortization	858
Interest	361
Total expenses	2,267

Income before extraordinary loss	108

Extraordinary loss from write-off of deferred loan costs	(46)

Net income	$62

NOTE 8.   RELATED PARTY TRANSACTIONS

In connection with the Consolidation, limited partnerships and limited liability companies owned or controlled by William J. Carden and John N. Galardi and their family members and affiliates merged into certain subsidiaries of the Company and the Company acquired assets from corporations controlled by them.  Sixteen properties, in which these principal stockholders owned interests, along with certain assets and liabilities of the property management business of CGS, were acquired as a result of the Consolidation.  In addition, the principal stockholders held limited partnership interests in the public limited partnerships.

Mr. Carden, members of his family, trusts for the benefit of family members and entities in which Mr. Carden or members of his family had sole or shared control acquired 686,923 shares of Common Stock and 464,819 OP Units as part of the Consolidation.  Mr. Galardi, members of his family, trusts for the benefit of family members and entities in which Mr. Galardi or members of his family had sole or shared control acquired 713,556 shares of Common Stock and 182,554 OP Units as part of the Consolidation.

The Company entered into an agreement of limited partnership and an exchange rights agreement with the limited partners of the Operating Partnership.  These limited partners include owners of CGS and the majority-owned affiliates and CGS’s other affiliates, including the principal stockholders. The exchange rights agreement provides that holders of OP Units have the right, on and after the first anniversary of the year of the Consolidation, to cause the Operating Partnership to exchange OP Units for cash at the then fair market value of the ASR shares or, at the election of the Company, to exchange the OP Units for ASR shares on a one-for-one basis.

Certain obligations of CGS and its majority-owned affiliates became liabilities of the Company as a result of the Consolidation.  These obligations include a distribution payable of approximately  $7,883,000 due to the former limited partners of Fund II in connection with litigation against a subsidiary of CGS relating to secured and unsecured loans, among other matters.  The obligation to repay was guaranteed by Mr. Galardi.  This obligation, plus additional accrued interest of approximately $186,000 in 2001 and $743,000 in 2002 is reflected in accrued and other liabilities in the accompanying consolidated financial statements of the Company (See Note 15 — Commitments and Contingencies).

In addition, related party notes payable totaling $2,802,094 along with other accruals associated with the loans were assumed by ASR in connection with the Consolidation.  As of December 31, 2001, and December 31, 2002 (provided in parenthesis) these consisted of the following:

•                  $1,600,000 unsecured loan and accrued interest of $126,036 ($254,036) payable to John N. Galardi.  Refer to Note 9 for the terms of this note.

•                  $202,094 unsecured note ($199,180) and accrued interest of $36,543 ($65,777) to Brown Parker and Leahy, L.L.P, a law firm in which Mr. Brown, a director of the Company, was a Partner.  Refer to Note 9 for the terms of this note.

•                  $1,000,000 secured loan with accrued interest and a participating profit liability of $1,207,081 to IDM Participating Mortgage Income Fund as of December 31, 2001.  Entities owned by Mr. Carden own a 5% limited partnership interest and a 1% general partnership interest in IDM Participating Mortgage Income Fund.  In October 2002, this obligation, which totaled $2,500,13, was paid as a result of the sale of Creekside Apartments.

Other related party liabilities totaling $2,024,680 in the form of loans and advances were assumed as well.  These consisted of a $1,060,852 net indebtedness to a limited partnership, in which Mr. Carden and Mr. Galardi own an aggregate 66% interest; $242,020 owed to CGS; and $721,808 owed to ASJ, Ltd, a Texas limited partnership, which is owned by Mr. Carden, his spouse and trusts for his children.  During 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., reducing the balance due to $200,000 as of December 31, 2002.

Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company’s assumption of an executive suite in an office building owned by the Company.  The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

In December 2002, the Company received proceeds of $800,000 from a loan on Valencia, an office/warehouse property classified as “Real estate held for sale” in the accompanying consolidated financial statements.   The loan was provided by an affiliated entity of Mr. Carden.  The mortgage will be repaid upon the sale of the property, which is expected to occur in the second quarter of 2003.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties.  One of the loans, which totaled $700,000, was provided by an affiliated entity of Mr. Carden.  The mortgages were repaid upon the sale of the property in October 2002.

In October 2002, the Company paid a sales commission of  $112,800 to a brokerage firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.

During 2002, the Company paid professional fees of $112,887 to a law firm in which Timothy R. Brown, a director of the Company, is a partner.

In connection with the settlement related to the Teachout matter, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  On December 31, 2002, the receivable of $1,187,695 is reflected as a component of equity.

SPPI84 had paid a total of  $936,752 in expenses relating to the Consolidation, primarily professional fees.    The limited partners of SPPI84 were compensated for SPPI84 paying Consolidation costs in excess of  its allocable share by receiving additional stock upon the consummation of the Consolidation.

In 1994, SPPI84 sold the Pacific Spectrum property to an affiliate of its general partner for cash of $800,000 and a $3,200,000 trust deed note dated December 31, 1994.  The note called for monthly interest only payments and bore interest of 10% per annum.  Interest receivable had, from time to time, been added to the principal balance of the note and the maturity had been extended annually for additional one-year terms.  In 2000, interest receivable of $159,161 was added to the principal balance of the note.  Interest income related to this note of $141,083 and $159,161 was recognized during the years ended December 31, 2001 and 2000, respectively.   On October 19, 2001, SPPI84 and the entity that then owned Pacific Spectrum were acquired by ASR.  Accordingly, the $1,750,771 note receivable balance and related interest receivable of $141,083 as of October 19, 2001 were eliminated in the accompanying financial statements of ASR.

NOTE 9. NOTES PAYABLE

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2002, and 2001 (dollars in thousands):

	2002	2001
Secured loans from various lenders, net of unamortized premiums of $3,655 and $4,407 at December 31, 2002 and 2001, respectively, bearing interest at fixed rates between 5.00% and 13.00% at December 31, 2002, and 5.00% and 12.00% at December 31, 2001, with monthly principal and interest payments ranging between $3 and $269 at December 31, 2002, and $8 and $269 at December 31, 2001, and maturing at various dates through June 1, 2012.	$133,649	$108,168

Secured loans from various banks bearing interest at variable rates ranging between 5.38% and 9.00% at December 31, 2002, and 4.93% and 9.00% at December 31, 2001 and maturing at various dates through May 1, 2008.	33,368	43,337

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,679	11,816

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($104 at December 31, 2002 and $106 at December 31, 2001), and a maturity date of November 1, 2006.	645	765

Unsecured loans from various lenders, bearing interest at fixed rates between 5.47% and 20.00% at December 31, 2002, and 8.00% and 20.00% at December 31, 2001, and maturing at various dates through October 1, 2004.	1,083	1,279

Unsecured loans from various lenders, bearing interest at variable rates and maturing at various dates through November 5, 2002.	—	72

Unsecured loan, non-interest bearing, and maturing January 1, 2003. The Company anticipates paying the balance of this loan in the second quarter of 2003.	58	399

Unsecured note to Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (4.25% and 5.00% at December 31, 2002 and 2001, respectively) and is payable on demand.	199	202

Unsecured loan from John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	1,600

Total	$182,281	$167,638

In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004.  These loans, whose balances total $22,003,000, bear interest at Libor plus 4% through June 30, 2003 and, provided certain lender conditions are satisfied, Libor plus 3% thereafter.

In December 2002, the Company received proceeds of $800,000 from a loan on Valencia, an office/warehouse property classified as “Real estate held for sale” in the accompanying consolidated financial statements.   The loan was provided by an affiliate of a related party (See Note 8).  The mortgage will be repaid upon the sale of the property, which is expected to occur in the second quarter of 2003.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties.  One of the loans, which totaled $700,000, was provided by an affiliate of a related party (See Note 8).  The mortgages were repaid upon the sale of the property in October 2002.  The additional proceeds from the sale of the property were held in escrow at December 31, 2002 in order to meet the requirements for a tax-deferred exchange.

In August 2002, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000.  The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of December 31, 2002, the amount due under the matured portion of the loan was $2,720,000 and the aggregate principal balance of the loan agreement was $6,390,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

In May 2002, through the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000.  The loans bear interest at a fixed rate of 7.45% per annum and mature in May 2012.    The Company also entered into an agreement which provided for seller financing of $955,000, bearing interest at a fixed rate of 7.45% per annum and maturing in May 2004.

In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an office/warehouse property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at December 31, 2002), and matures in June 2003.  The loan contains a one-year extension option and an option to convert to a permanent loan provided certain lender conditions are satisfied.  Net proceeds of $1,026,000 were received as a result of the refinancing.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  The loan bears interest at a fixed rate of 5.47% per annum and matures in February 2003.  Other insurance premiums totaling $277,000 were financed during 2002.  These loans bear interest at fixed rates between 5.47% and 6.99% per annum and mature at various dates in 2003.

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an office/warehouse property, and entered into a new loan agreement in the amount of $4,314,000.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

In March 2002, the Company refinanced a $2,750,000 loan partially secured by Countryside Office Park and entered into a new loan agreement in the amount of $5,025,000.  The new loan bears interest at a fixed rate of 7.38% per annum and matures in March 2012.  Net proceeds of $1,887,000 were received as a result of the refinancing.

In January 2002, the Company refinanced a $4,500,000 loan partially secured by North Creek Office Park and entered into a new loan agreement in the amount of $5,625,000.  The new loan bears interest at a fixed rate of 7.58% per annum and matures in February 2012.  Net proceeds of $639,000 were received as a result of the refinancing.

During 2001, the Company entered into three new loan agreements with a lender, each individually secured by the following properties; Sorrento II, Creekside, and Park Plaza I & II.  These loans totaled $17,420,000.  The loans bear interest at fixed rates, with a weighted average interest rate of 7.29% per annum (ranging from 7.17% to 7.54%), and mature at various dates in 2011 and 2012.

During 2001, modification agreements were also entered into with a bank involving five secured loans that generated additional loan proceeds of $4,784,000 and extended maturity to December 31, 2002.  These loans, whose balances totaled approximately $26,483,000 at the time of the modifications, bore interest at Libor plus 3%.  These loans were extended to December 31, 2004.  In addition, the bank funded $1,310,000 on a $1,350,000 term loan at Libor plus 3% maturing December 31, 2002.  This loan was refinanced.  The new loan, which matures June 30, 2003, contains a one-year extension option and an option to convert to a permanent loan provided certain conditions are satisfied.

During 2001, the Company repaid in full six secured loans totaling $13,103,000 and two unsecured loans totaling $1,580,000 with proceeds obtained from new loans and modification agreements, and made other loan pay-downs and scheduled principal payments of $2,066,000.

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of December 31, 2002 and December 31, 2001, the unamortized debt premiums were $3,655,000 and $4,407,000, respectively.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2002, are as follows (dollars in thousands):

Year Ending December 31,
2003	$12,665
2004	33,374
2005	3,454
2006	7,579
2007	13,115
Thereafter	108,439
Subtotal	178,626
Net premium (net of accumulated amortization of $729)	3,655
Total	$182,281

As of this date, the Company has not paid the 2002 property taxes due on several properties.  This non-payment could be considered a technical default on the loans for these properties.  The Company plans to pay these taxes with the proceeds from the sale of a property which is expected to occur in the second quarter of 2003.  There can be no assurance, however, that the sale of a property will occur.

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bear interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,153,862 of the notes, plus accrued interest, was paid.  Additional payments of $4,971, $705,161 and $191,055, plus accrued interest, were paid on April 1, 2002, April 25, 2002, and July 2, 2002, respectively.  The principal balance of the notes as of December 31, 2002 was $236,622.

Proceeds from Sale of Properties Formerly Owned by the Partnerships.  In the event that, ASR sells or otherwise disposes of any property owned by one of the Partnerships immediately prior to the Consolidation and realizes net cash proceeds, in excess of:

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

Proceeds from Refinancing of Properties Formerly Owned by the Partnerships.  In the event that, ASR refinances, whether at maturity or otherwise, any indebtedness secured by any property owned by one of the partnerships immediately prior to the Consolidation and realizes net cash proceeds, in excess of:

•                  the amount of indebtedness secured by such property at the time of the Consolidation, calculated prior to any repayment or other reduction in the amount of such indebtedness in the Consolidation; and

•                  the costs incurred by ASR in connection with refinancing,

ASR will be required within 90 days of receipt of the total net cash proceeds to redeem at the redemption price an aggregate amount of the principal of the particular series of the notes issued to the holders who were limited partners of such Partnership prior to the Consolidation equal to 80% of such net cash proceeds.

NOTE 10. NET (LOSS) GAIN ON EARLY EXTINGUISHMENTS OF DEBT

In connection with the refinancing of several loans, as discussed above, the Company recorded a net loss on early extinguishments of debt of $53,000 in 2002.  Losses of $184,000 due to the write-off of unamortized deferred loan costs and prepayment penalties were partially offset by a $131,000 gain on the write-off of an unamortized loan premium.  The net loss is included in other income in the consolidated statements of operations.

The Company recognized a net gain on early extinguishment of debt of $314,000 for the year ended December 31, 2001.  The net gain was related to the payoff of two loans and the refinancing of two loans individually secured by four properties; (Northwest Corporate Center, Creekside, Van Buren and Park Plaza I & II) in November and December 2001.

NOTE 11. REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 20,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to sell (the “Put”) the stock back to the Company at a fixed price of $15.00 per share during the period from October 31, 2002 to November 30, 2002.  On November 26, 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003.  The holder may exercise the Put by giving written notice thereof to the Company, within three business days of the date of exercise in writing.  Within three business days’ of receipt of the notice of exercise of the Put, the Company shall deliver to the holder in good funds the full exercise price for the shares exercised under the Put and within three days after receipt of such funds the holder will deliver to the Company the certificates representing the number of shares of Common Stock being sold pursuant to the Put.

NOTE 12. INCOME TAXES

The provision for income taxes on income consists of the following for the period ended December 31, 2002 and 2001(thousands of dollars):

	2002	2001
Current expense (benefit):
Federal	—	—
State	—	—

Deferred expense (benefit):
Federal	$(6,140)	$—
State	(943)	—

	$(7,083)	$—

The Company has federal and state net operating loss carryforwards of approximately $11,492,000 and $8,217,000, respectively, as of December 31, 2002.  The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code.  Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available.  Such changes could result in additional tax provision.  The net operating loss expires in 2021 through 2022.

For 2002, the reported income tax benefit differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

December 31, 2002

Expected income tax benefit at statutory federal rate	$(5,648)
State taxes, net of federal benefit	(658)
Income not taxable	(425)
Charges not deductible	2,196
Net change in valuation allowance	(1,387)
Other	(52)
Prior losses with current benefit	(1,109)

$(7,083)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2001 and December 31, 2002, respectively (thousands of dollars):

	December 31, 2002	December 31, 2001
Deferred tax assets:
Net operating losses	$4,233	$359
Allowance for bad debts	121	465
Capitalized lease costs	466	563
Less: Valuation allowance	—	(1,387)
Total deferred tax asset	4,820	—

Deferred tax liabilities:
Built-in gains	(10,710)	—
Straight-line rents receivable	(192)	—
Total deferred tax liabilities	(10,902)	—

Net deferred tax liabilities	$(6,082)	$—

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate within the requirements of REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2002, the Company was taxed as a C corporation.

SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  For 2001, based on management’s intent to become a REIT, which would make the Company not generally liable for federal corporate income taxes, and its intent to sell real estate assets only through tax deferred exchanges, management recorded a valuation allowance against the entire net deferred tax asset since uncertainty existed as to the ultimate tax asset to be realized.

In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company’s real estate assets outside of tax deferred exchanges.  If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT.  The potential tax related to this built-in gain for book purposes is approximately $13,165,000.  Therefore, the Company recognized a deferred tax liability for this potential tax and has recorded this liability as a charge to equity.   During 2002, the deferred tax liability for the built-in gains was reduced primarily due to the tax effect of impairments recorded for certain real estate assets held.  In addition, based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets.  Therefore, as of December 31, 2002, no valuation allowance has been recorded and the valuation allowance previously recorded has been reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

NOTE 13.  NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive.  Net loss per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2002	2001	2000

Net (loss) income before discontinued operations	$(8,595)	$(1,975)	$487
Discontinued operations:
Income (loss) from discontinued operations	338	(63)	(162)
Gain on sale of discontinued operations	1,127	—	—
Income (loss) from discontinued operations	1,465	(63)	(162)

Net (loss) income	$(7,130)	$(2,038)	$325

Basic and diluted per share data:
Net loss before discontinued operations	$(1.55)	$(.36)	$—
Income (loss) from discontinued operations	.26	(.01)	—
Net loss	$(1.29)	$(.37)	$—

Per unit data:
Net income before discontinued operations	$ N/A	$ N/A	$6.26
Loss from discontinued operations	N/A	N/A	(2.08)
Net income	$ N/A	$ N/A	$4.18

Basic weighted average shares used	5,534,348	5,529,190	—
Limited partnership units outstanding	N/A	N/A	77,000

NOTE 14. STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect the Plan, which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board has reserved a total of 720,000 shares under the Plan.  As of December 31, 2002, 421,000 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

The following table summarizes activity and outstanding options under the plan:

	Shares Under Option	Weighted Average Exercise Price
Granted(1)	87,250	$15.00
Outstanding on December 31, 2001	87,250	$15.00

Granted(1)	102,250	$6.52
Outstanding on December 31, 2002	189,500	$10.42

Exercisable as of:
December 31, 2001	40,563	$15.00
December 31, 2002	94,187	$11.06

(1) The exercise price of the stock options granted was equal to the fair market value on the date of grant.

The following table summarizes certain information for options outstanding on December 31, 2002:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 5.03 - $6.79	102,250	9.4 years	$6.52
$ 15.00 - $15.00	87,250	8.8 years	$15.00

The following table summarizes certain information for options exercisable on December 31, 2002:

Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.03 - $6.79	44,312	$6.62
$ 15.00 - $15.00	49,875	$15.00

The Company accounts for the Plan under APB Opinion 25.  Therefore, no compensation cost has been recognized for the granting of options.  For the pro forma disclosures presented in Note 1, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The estimated fair value of options granted during the periods ended December 31, 2001 and 2002, were $10.29 and $4.45 per share, respectively.  The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants:  expected volatility of 49% and 53% for 2001 and 2002, respectively; risk-free interest rate of 5.07% and 3.85% for 2001 and 2002, respectively, and expected lives of 10 years.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In addition, during fiscal 2001 and 2002, the Company granted for 99,500 and 10,000 shares, respectively, of restricted stock which is subject to repurchase by the Company on termination of the grantee’s employment for a price of $.01 per share.  For 29,500 of the shares granted in 2001, the repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  For 35,000 of the shares granted in 2001, the repurchase option lapsed on October 14, 2002.  For the remaining 35,000 shares granted in 2001, the repurchase option for 25% of the shares lapsed on September 1, 2002, and the remaining repurchase options will lapse on the first and/or second year anniversary of that date based on the performance-based formula.  For the shares granted in 2002, the repurchase option lapsed as follows:  50% on the date of grant and 50% on the date which was six months following the date of grant.  For those granted in 2001, recipients of restricted stock paid no consideration to the Company for the shares and for those granted in 2002, the recipient paid $.01 per share.  All recipients have the right to vote all shares subject to such grants, to receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of grants and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipients may not transfer the ASR shares during the restriction period.  Compensation expense is recognized on a straight-line basis over the vesting period.  For the period ended December 31, 2001 and 2002, $78,000 and $834,000, respectively, was recognized as expense for restricted shares issued.  An additional $651,000 of compensation expense will be expensed over the remaining vesting period.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lewis-Madison Matter

On or about September 27, 2001, Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, purporting to represent themselves and all others similarly situated, initiated an action against the Company, CGS, William J. Carden, John N. Galardi and S-P Properties, Inc. in the Orange County Superior Court, Case No. 01 CC 000394.

Plaintiffs’ complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ complaint challenges the Consolidation although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants.  Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

Plaintiffs’ prayer for relief sought the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  On March 15, 2002, the Court sustained the Company’s demurrer to plaintiffs’ complaint and held that the complaint failed to state a cause of action for either breach of fiduciary duty or breach of contract against the Company.  The Court gave the plaintiffs twenty days leave to amend.

Subsequently, plaintiffs filed and served a Second Amended Complaint alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  On June 14, 2002, the Court sustained the Company’s demurrer on the grounds that Plaintiffs’ Second Amended Complaint failed to state a cause of action against the Company for interference with contract or interference with prospective economic advantage.  The Court gave Plaintiffs twenty days leave to amend.

Subsequently, the plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.   On September 6, 2002, the Court sustained the Company’s demurrer on the grounds that the Plaintiffs’ Third Amended Compliant failed to state a cause of action for either interference with contract or interference with prospective economic advantage against the Company.  The Court gave the Plaintiffs twenty days to amend.

On September 25, 2002, the plaintiffs filed and served a Fourth Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations.

The plaintiffs’ prayer for relief on its Fourth Amended Compliant seeks the following:  1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs’ costs of suit, including attorneys’, accountants’ and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee.  On October 29, 2002, the Company responded by answer and asserted general and specific affirmative defenses to the allegations in the Fourth Amended Complaint.

On January 10, 2003, plaintiffs filed and served a Notice of Motion and Motion for Class Certification.  On January 31, 2003, the Company filed an Opposition to Plaintiffs’ Motion for Class Certification.  On March 7, 2003, the Court granted plaintiffs’ Motion for Class Certification but expressly reserved the right  to visit the issue of certification should rescission be chosen as a remedy to determine whether it is still a viable procedure in the class setting.

Teachout Matter

A subsidiary of CGS, S-P Properties, Inc., was a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. v. S.P. Properties, Inc. and Sierra Pacific Development Fund II (“Fund II”).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of a property from Fund II.  Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.

As part of the Consolidation, the Company assumed the repayment obligation to the former Fund II investors and has carried these loans with accrued interest on its books and records.  The obligation, totaling approximately $8,800,000 at December 31, 2002, is reflected in accrued and other liabilities in the accompanying consolidated financial statements.

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which is expected to be documented in the second quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.

In connection with the agreement, Mr. John Galardi, a principal stockholder of the Company, and Mr. William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  On December 31, 2002, the receivable of $1,187,695 is reflected as a component of equity.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

The Company has contractual obligations and commitments with regards to the litigation settlement, operating leases, employment agreements and the purchase of OP Units from Nooney Development Partners.  The following table aggregates these contractual obligations and commitments subsequent to December 31, 2002 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Litigation settlement	250	—	—	9,750	—	—	10,000
Employee obligations	1,201	283	—	—	—	—	1,484
Operating lease commitments	171	37	12	—	—	—	220
Purchase of OP Units from Nooney Development Partners	223	—	—	—	—	—	223
Total	$1,845	$320	$12	$9,750	$—	$—	$11,927

NOTE 16. SEGMENT INFORMATION

As of December 31, 2002, the Company owned a diverse portfolio of properties comprising of office, office/warehouse, shopping center and apartment properties, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types, which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/warehouse portfolio consists of properties designed for warehouse, distribution and manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2002, 2001, and 2000 is as follows (dollars in thousands):

	Office	Office/ Warehouse	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2002
Rental revenue	$22,483	$6,992	$1,492	$6,693	$383	$38,043
Property operating expenses	8,314	2,022	476	3,485	466	14,763
Net operating income (NOI)	$14,169	$4,970	$1,016	$3,208	$(83)	$23,280
Real estate assets, net	$139,582	$44,893	$10,000	$38,369	$4,046	$236,890

2001
Rental revenue	$4,371	$1,316	$302	$1,285		$7,274
Property operating expenses	1,722	184	117	958	$9	2,990
Net operating income (NOI)	$2,649	$1,132	$185	$327	$(9)	$4,284
Real estate assets, net	$133,182	$46,484	$14,155	$39,450	$4,014	$237,285

2000
Rental revenue	—	—	—	—	—	—
Property operating expenses	—	—	—	—	—	—
Net operating income (NOI)	—	—	—	—	—	—
Real estate assets, net	—	—	—	—	—	—

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	2002	2001	2000
REVENUES
Total revenues for reportable segments	$38,043	$7,274	$—
Other revenues	209	161	159
Total consolidated revenues	$38,252	$7,435	159

NET INCOME
NOI for reportable segments	$23,280	$4,284	$—
Unallocated amounts:
Interest and other income	209	161	—
General and administrative expenses	(8,586)	(2,863)	—
Depreciation and amortization	(11,691)	(2,123)	—
Interest expense	(13,779)	(2,409)	—
Litigation settlement	(1,200)
Impairment of real estate assets	(4,746)	—	—
Net loss on sale of real estate assets	(47)	—	—
Net (loss) gain on extinguishment of debt	(53)	314	—
Income from investment in unconsolidated joint venture	—	394	328
Net (loss) income from operations before income tax benefit, minority interest and discontinued operations	(16,613)	(2,242)	487
Income tax benefit	7,083
Minority interest	935	267	—
Income (loss) from discontinued operations	1,465	(63)	(162)
Net (loss) income	$(7,130)	$(2,038)	$325

ASSETS
Total assets for reportable segments	$236,890	$237,285	$—
Real estate held for sale	1,374	12,797	1,558
Cash and cash equivalents	788	2,284	34
Tenant and other receivables, net	512	1,286	—
Deferred rent receivable	505	98	—
Note receivable from affiliate, net	—	—	1,618
Account receivable from affiliate	—	—	937
Investment in management company	4,000	4,000	—
Deposits held in escrow	279	1,956	—
Investment in unconsolidated joint venture	—	—	7,063
Prepaid and other assets, net	9,209	6,499	—
Total consolidated assets	$253,557	$266,205	$11,210

NOTE 17. LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative payroll expenses from cash generated by operations.  In addition, the Company anticipates selling assets to provide funds for payments of certain 2002 payables consisting primarily of 2002 property taxes, tenant improvements and capital improvements on properties and fees for professional services.  Also, the Company is projecting the need for cash to fund obligations in 2003, including capital costs incurred and to be incurred related to re-leasing space and improvements to properties and litigation settlement costs.  The funds to meet these obligations will be obtained from proceeds of the sale of assets and lender held funds.  Based on current analysis, the Company believes that the cash generated by these anticipated sales will be adequate to meet these obligations.  There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated.  If these sales do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 18. SUBSEQUENT EVENTS

In January 2003, the Company reached a settlement related to the Teachout matter.  In connection with the settlement, which is expected to be documented in the second quarter of 2003, Mr. John Galardi, a principal stockholder of the Company, and Mr. William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  On December 31, 2002, the receivable of $1,187,695 is reflected as a component of equity.

In February, 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by Mr. Carden that were owed by CGS to the Company and by the Company to CGS.  This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  Mr. Carden is a principal stockholder, an officer and a director of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout Matter, plus all interest payable on such principal amount of notes.

In January 2003, a note payable in the amount of $509,000 became due and payable.  The Company continues to pay the monthly interest due on this note and is discussing an extension with the lender.

NOTE 19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2002 (dollars in thousands, except for  per share amounts):

	Quarter Ended
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
REVENUES:
Rental revenue	$9,264	$9,591	$9,688	$9,500
Interest and other income	79	72	46	12

Total revenues	9,343	9,663	9,734	9,512

EXPENSES:
Operating expenses	5,733	5,273	6,160	6,183
Depreciation and amortization	2,851	2,743	3,027	3,070
Interest expense	3,166	3,568	3,554	3,491
Litigation settlement	—	—	—	1,200
Impairment of real estate assets	—	—	—	4,746

Total expenses	11,750	11,584	12,741	18,690

OTHER INCOME (LOSS):
Net gain (loss) on sale of real estate assets	—	84	69	(200)
Net loss on extinguishment of debt	—	(53)	—	—

Total other income (loss)	—	31	69	(200)

Net loss before income tax benefit, minority interest and discontinued operations	(2,407)	(1,890)	(2,938)	(9,378)

Income tax benefit	—	—	—	7,083

Net loss before minority interest and discontinued operations	(2,407)	(1,890)	(2,938)	(2,295)

Minority interest	276	194	336	129

Net loss before discontinued operations	(2,131)	(1,696)	(2,602)	(2,166)

Income from discontinued operations	30	214	45	1,176

Net loss	$(2,101)	$(1,482)	$(2,557)	$(990)

Basic and diluted per share data:
Net loss before discontinued operations	$(0.39)	$(0.31)	$(0.47)	$(0.38)
Income from discontinued operations	0.01	0.04	0.01	0.20
Net loss	$(0.38)	$(0.27)	$(0.46)	$(0.18)

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2001 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001
REVENUES:
Rental revenue	$—	$—	$—	$7,274
Interest and other income	44	44	44	29

Total revenues	44	44	44	7,303

EXPENSES:
Operating expenses	—	—	—	5,853
Depreciation and amortization	—	—	—	2,123
Interest expense	—	—	—	2,409

Total expenses	—	—	—	10,385

OTHER INCOME (LOSS):
Net gain on extinguishment of debt	—	—	—	314
Income (loss) from investment in unconsolidated joint venture	(20)	230	156	28

Total other income (loss)	(20)	230	156	342

Minority interest	—	—	—	267

Net income (loss) before discontinued operations	24	274	200	(2,473)

Net (loss) income from discontinued operations	(67)	(35)	(36)	75

Net (loss) income	$(43)	$239	$164	$(2,398)

Basic and diluted per share data:
Net loss before discontinued operations	$ N/A	$ N/A	$ N/A	$(0.36)
Loss from discontinued operations	N/A	N/A	N/A	(0.01)
Net loss	$ N/A	$ N/A	$ N/A	$(0.37)

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company(1)		Cost capitalized subsequent to acquisition	Gross amount carried at December 31, 2002(4)

Description

Encumbrances

Land

Buildings and Improve- ments

Improvements

Land

Buildings and Improve- ments

Total

Real Estate Held for Investment
Office Properties:
Mira Mesa, CA	$3,743	$810	$6,904	$214	$810	$7,118	$7,928
San Felipe, TX	2,879	2,290	4,290	226	2,290	4,516	6,806
Sorrento II, CA	8,588	780	7,079	1	780	7,080	7,860
Creekside, CA	6,344	2,790	6,460	85	2,790	6,545	9,335
Countryside Office Park, IL	4,995	2,027	4,000	158	2,027	4,158	6,185
Leawood Fountain Plaza, KS	3,000	1,510	5,120	121	1,510	5,241	6,751
North Creek Office Park, OH	5,586	550	7,860	175	550	8,035	8,585
Bristol Bay, CA	7,492	1,620	7,880	7	1,620	7,887	9,507
Daimler Chrysler, CA	37,327	9,150	40,390	283	9,150	40,673	49,823
Northwest Corporate Center, MO	5,520	1,550	5,230	62	1,550	5,292	6,842
16350 Park Ten, TX	5,361	1,174	5,324	13	1,174	5,336	6,510
16360 Park Ten, TX	4,200	900	4,192	15	900	4,207	5,107
888 Sam Houston Parkway, TX	1,207	500	892	4	500	897	1,397
Pacific Spectrum, AZ	6,053	1,460	6,880	261	1,460	7,141	8,601
Parkade Center, MO(2)	4,365	1,690	5,730	162	1,690	4,905	6,595
Office Total	$106,660	$28,801	$118,231	$1,787	$28,801	$119,031	$147,832
Office/Warehouse Properties:
Sorrento I, CA	$1,774	$580	$2,250	—	$580	$2,250	$2,830
Southwest Point, TX	2,938	1,800	1,530	$215	1,800	1,745	3,545
Westlakes, TX	1,924	280	4,690	—	280	4,690	4,970
Park Plaza I & II, IN	2,340	610	2,810	16	610	2,826	3,436
Jackson Industrial A, IN	3,531	1,190	4,260	89	1,190	4,349	5,539
Morenci Professional Park, IN	2,057	790	2,680	27	790	2,707	3,497
Northeast Commerce Center, OH	1,709	1,020	3,480	213	1,020	3,693	4,713
Oak Grove Commons, IL	4,295	1,650	3,940	78	1,650	4,018	5,668
Business Center, MO	3,083	700	2,670	1	700	2,671	3,371
Technology, TX	7,763	580	9,360	—	580	9,360	9,940
Office/Warehouse Total	$31,414	$9,200	$37,670	$639	$9,200	$38,309	$47,509
Shopping Center Properties:
Columbia NE, SC(2)	$1,100	$1,050	1,530	$39	$1,050	$1,097	2,147
Marketplace, SC(2)	6,319	2,120	3,110	292	2,120	2,405	4,525
Richardson Plaza, SC(2)	4,054	960	4,210	—	960	3,279	4,239
Shopping Center Total	$11,473	$4,130	$8,850	$331	$4,130	$6,781	$10,911
Apartment Properties:
Emerald Pointe, TX	$7,327	$980	$8,800	1,762	$980	$10,562	$11,542
Villa Redondo, CA(2)	9,042	1,490	13,090	294	1,490	12,025	13,515
The Lakes, MO	12,324	3,060	12,000	104	3,060	12,104	15,164
Apartment Total	$28,693	$5,530	$33,890	$2,160	$5,530	$34,691	$40,221
Development Land and Other:
Phoenix Van Buren, AZ	$1,300	$3,900	—	—	$3,900	—	$3,900
American Spectrum Realty-FF&E	—	—	$138	$99	—	$237	237
Third Coast Business Center-FF&E	—	—	2	12	—	15	15
Development Land and Other Total	$1,300	$3,900	$140	$111	$3,900	$252	$4,152
Combined Total	$179,540	$51,561	$198,781	$5,028	$51,561	$199,064	$250,625
Real Estate Held for Sale
Office/Warehouse Properties:
Valencia, CA	$2,111	$978	$1,212	$47	$978	$116	$1,094
Total	$2,111	$978	$1,212	$47	$978	$116	$1,094

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Real Estate Held for Investment
Office Properties:
Mira Mesa, CA	$478	1986	2001	5-40
San Felipe, TX	305	1977	2001	5-40
Sorrento II, CA	480	1988	2001	5-40
Creekside, CA	467	1984	2001	5-40
Countryside Office Park, IL	348	1984	2001	5-40
Leawood Fountain Plaza, KS	378	1982	2001	5-40
North Creek Office Park, OH	605	1984-1986	2001	5-40
Bristol Bay, CA	538	1988	2001	5-40
Daimler Chrysler, CA	2,948	1989	2001	5-40
Northwest Corporate Center, MO	400	1983-1987	2001	5-40
16350 Park Ten, TX	183	1979	2002	5-40
16360 Park Ten, TX	146	1981	2002	5-40
888 Sam Houston Parkway, TX	19	1979	2002	5-40
Pacific Spectrum, AZ	511	1986	2001	5-40
Parkade Center, MO(2)	445	1965	2001	5-40
Office Total	$8,250
Office/Warehouse Properties:
Sorrento I, CA	$153	1986	2001	5-40
Southwest Point, TX	132	1972	2001	5-40
Westlakes, TX	288	1985	2001	5-40
Park Plaza I & II, IN	212	1975-1979	2001	5-40
Jackson Industrial A, IN	355	1976-1980	2001	5-40
Morenci Professional Park, IN	191	1975-1979	2001	5-40
Northeast Commerce Center, OH	256	1985	2001	5-40
Oak Grove Commons, IL	263	1972-1976	2001	5-40
Business Center, MO	189	1985	2001	5-40
Technology, TX	576	1986	2001	5-40
Office/Warehouse Total	$2,616
Shopping Center Properties:
Columbia NE, SC(2)	$180	1991	2001	5-25
Marketplace, SC(2)	370	1980	2001	5-25
Richardson Plaza, SC(2)	361	1992	2001	5-25
Shopping Center Total	$911
Apartment Properties:
Emerald Pointe, TX	$678	1999	2001	5-40
Villa Redondo, CA(2)	493	1990	2001	5-40
The Lakes, MO	681	1985	2001	5-40
Apartment Total	$1,852
Development Land and Other:
Phoenix Van Buren, AZ	—	—	2001	N/A
American Spectrum Realty-FF&E	$102	—	—	3-5
Third Coast Business Center-FF&E	4	—	—	3-5
Development Land and Other Total	$106
Combined Total	$13,735
Real Estate Held for Sale
Office/Warehouse Properties:
Valencia, CA	$—	1987	1987	5-40
Total	$—

(1) Initial cost and date acquired, where applicable.

(2) Valuation allowances established in 2002 as the estimated fair market value declined below book value: Parkade Center - $987, Columbia NE - $472, Marketplace - $997, Richardson - $931 and Villa Redondo - $1,359.

(3) The aggregate cost for federal income tax purposes is $263,302.

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2002	2001	2000
Rental Property:
Balance at beginning of year	$239,423	$—	$—
Additions during year:
Property acquisitions and additions	17,355	240,883	—
Retirements/sales	(1,407)	(1,460)	—
Impairment of real estate assets	(4,746)	—	—
Balance at end of year	$250,625	$239,423	$—

Accumulated Depreciation:
Balance at beginning of year	$2,138	$—	$—
Additions during year:
Depreciation	11,614	2,138	—
Retirements/sales	(17)	—	—
Balance at end of year	$13,735	$2,138	$—

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 27, 2003

/s/ William J. Carden

William J. Carden

Chairman of the Board, President,

Chief Executive Officer and Acting  Chief Financial Officer

Date: March 27, 2003

/s/ Harry A. Mizrahi

Harry A. Mizrahi

Director, Senior Vice President,

Chief Operating Officer & Secretary

Date: March 27, 2003

/s/ Patricia A. Nooney

Patricia A. Nooney

Senior Vice President and Director of Accounting

(Principal Accounting Officer)

Date: March 27, 2003

/s/ Timothy R. Brown

Timothy R. Brown

Director

Date: March 27, 2003

/s/ William W. Geary, Jr.

William W. Geary, Jr.

Director

Date: March 27, 2003

/s/ Lawrence E. Fiedler

Lawrence E. Fiedler

Director

CERTIFICATION

I, William J. Carden, certify that

1. I have reviewed this annual report on Form 10-K of American Spectrum Realty, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report ( the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ William J. Carden
William J. Carden
Chief Executive Officer and Acting
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)

3.2	Bylaws of the Company.(1)

3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002.

4.1	Form of Stock Certificate(1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P.(1)

10.9	Omnibus Stock Incentive Plan(1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)

10.20	Form of Restricted Stock Agreement(1)

10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)

10.22	Form of Stock Option Agreement (Directors)(1)

10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)

10.29	Form of Indenture Relating to Notes(1)

10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)

10.30

Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)

10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C.(2)

10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P.(2)

10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C.(2)

10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties(2)

10.35

Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.37

Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.38

Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39

Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002

10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi

10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc.

10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi

21	Significant Subsidiaries of the Company

23	Consent of BDO Seidman, LLP, Independent Auditors

99	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.

(2) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.