Form 10-Q
period 2003-03-31
AMERICAN SPECTRUM REALTY INC
filed 2003-05-13
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 2, 2003, 5,552,947 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Real estate held for investment	$237,740	$237,111
Accumulated depreciation	16,191	13,242
Real estate held for investment, net	221,549	223,869

Real estate held for sale	13,926	14,466
Cash and cash equivalents	755	788
Tenant and other receivables (including $270 from related party at March 31, 2003), net of allowance for doubtful accounts of $330 and $285, respectively	806	503
Deferred rents receivable	643	505
Deposits held in escrow	279	279
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,621	9,147

Total Assets	$251,579	$253,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $3,515 and $3,655, respectively (including $1,799 to related parties at March 31, 2003 and December 31, 2002)	$172,327	$173,238
Liabilities related to real estate held for sale (including $851 and $800, respectively, to related parties)	11,543	11,472
Notes payable to former limited partners	237	237
Accounts payable	4,801	3,097
Deferred tax liability	6,082	6,082
Accrued and other liabilities (including $1,604 and $1,594, respectively, to related parties)	18,604	18,955

Total Liabilities	213,594	213,081

Minority Interest	8,895	9,319

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,547,121 and 5,536,990 shares, respectively	55	55
Additional paid-in capital	41,939	41,809
Accumulated deficit	(11,444)	(9,168)
Receivable from principal stockholders	(1,188)	(1,188)
Deferred compensation	(572)	(651)

Total Stockholders’ Equity	28,790	30,857

Total Liabilities and Stockholders’ Equity	$251,579	$253,557

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2003	2002
REVENUES:
Rental revenue	$8,848	$8,807
Interest and other income	10	79
Total revenues	8,858	8,886

EXPENSES:
Property operating expense	3,639	3,168
General and administrative	1,593	2,417
Depreciation and amortization	3,003	2,751
Interest expense	3,297	3,017
Total expenses	11,532	11,353

Net loss before minority interest and discontinued operations	(2,674)	(2,467)

Minority interest	294	276

Net loss before discontinued operations	(2,380)	(2,191)

Discontinued operations:
Income from discontinued operations	104	90

Net loss	$(2,276)	$(2,101)

Basic and diluted per share data:
Net loss before discontinued operations	$(0.43)	$(0.40)
Income from discontinued operations	0.02	0.02
Net loss	$(0.41)	$(0.38)

Basic weighted average shares used	5,545,075	5,529,058

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2002	$55	$41,809	$(9,168)	$(651)	$(1,188)	$30,857
Conversion of operating partnership units into common stock	—	130	—	—	—	130
Amortization of deferred compensation	—	—	—	79	—	79
Net loss	—	—	(2,276)	—	—	(2,276)
Balance, March 31, 2003	$55	$41,939	$(11,444)	$(572)	$(1,188)	$28,790

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Quarter Ended March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,276)	$(2,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(104)	(90)
Depreciation and amortization	3,003	2,751
Deferred rental income	(138)	(130)
Minority interest	(294)	(276)
Deferred compensation expense	79	273
Amortization of loan premiums, included in interest expense	(140)	(134)
Mark to market adjustments on interest rate swap agreements	222	—
Changes in operating assets and liabilities:
Increase (decrease) in tenant and other receivables	(33)	330
Increase (decrease) in accounts payable	1,943	(660)
Increase in prepaid and other assets	(531)	(233)
Decrease in accrued and other liabilities	(561)	(1,087)
Net cash provided by (used in) operating activities:	1,170	(1,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(652)	(1,002)
Contributions to minority owner of partially owned property	—	(30)
Net cash used in investing activities:	(652)	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30	10,650
Repayment of borrowings	(810)	(8,102)
Note payments to former limited partners	—	(1,154)
Repurchase of common stock	—	(2)
Collection of advance to affiliate	—	8
Net cash (used in) provided by financing activities:	(780)	1,400

Cash from discontinued operations	229	422

Decrease in cash	(33)	(567)

Cash, beginning of period	788	2,284

Cash, end of period	$755	$1,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,207	$3,314
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of operating partnership units into common stock	$130	$—
Receivable from related party regarding certain issues asserted by principal shareholder	$270	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2003, held a 1% general partner interest and an 87.58% limited partnership interest. As of March 31, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 33 properties, which consisted of 15 office, 11 industrial, three shopping center, and three apartment properties, and one developmental land property. The properties are located in four geographic regions in nine states.  The Company plans to sell certain of its properties and to acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

Substantially all of the Company’s assets are held through the Operating Partnership. The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  Most of the properties will be owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion.

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate in a manner that will permit it to elect REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.  For the tax year 2002, the Company was taxed as a C corporation.

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

The results for such interim periods are not necessarily indicative of results for a full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the related notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the SEC.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections” (“FAS 145”).  In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS 4”).  This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon application, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classifications should be reclassified to conform to the provisions of FAS 145.  The Company adopted FAS 145 in the third quarter of 2002.  The adoption of FAS 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at March 31, 2003 and December 31, 2002.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  Interest rate swap contracts in notional amounts of approximately $22,000,000, which expired December 15, 2002, were renewed on January 7, 2003.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the three months ended March 31, 2003, the Company recorded a charge of $222,000 attributable to changes in the fair value of its derivatives financial instruments.  The Company’s objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

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

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is described more fully in its Form 10K filed with the Securities and Exchange Commission.  The Company has elected, as permitted by SFAS No. 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.  No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended March 31,
	2003	2002
Net (loss) income, as reported	$(2,276)	$(2,101)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(62)	(250)
Pro forma net (loss) income	$(2,338)	$(2,351)

Per share data:
Basic and diluted, as reported	$(0.41)	$(0.38)
Basic and diluted, proforma	$(0.42)	$(0.43)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held and 11.42% and 11.60% limited partnership interest in the Operating Partnership at March 31, 2003 and December 31, 2002, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 189,500 at March 31, 2003 and OP Units (other than those held by the Company) outstanding of 715,474 at March 31, 2003 have not been included in the net loss per share calculation since their effect would be antidilutive.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

No real estate acquisitions were made during the first quarter of 2003.

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

DISPOSITIONS

No real estate dispositions were made during the first quarter of 2003.  The Company sold oneproperty during the second quarter of 2003.  See Notes 4 and 8.

On October 15, 2002, the Company sold Maple Tree, a 72,149 square foot shopping center in Missouri, for $3,800,000.  On October 11, 2002, the Company sold Creekside Apartments, a 152-unit apartment property in California, for $8,300,000.  Total net sales proceeds of $279,000, which were held in escrow at March 31, 2003 and December 31, 2002, were received in April 2003.

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

NOTE 4.  DISCONTINUED OPERATIONS

As of March 31, 2003 and December 31, 2002, two properties, were classified as “Real estate held for sale”.  Valencia, an 82,560 square foot industrial property in Arizona, was sold on April 10, 2003 for $4,100,000.  Villa Redondo, a 125-unit apartment property in California, is expected to sell during the second quarter of 2003.  The sale of Valencia generated net proceeds of $1,179,000.  The Company anticipates a gain will be recognized in the second quarter of 2003 on the transactions.

During the fourth quarter of 2002, the Company sold two properties, Maple Tree and Creekside Apartments       (See Note 3).

In accordance with FAS 144, the net income related to these four properties for the three months ended March 31, 2003 and 2002 are reflected in the consolidated statements of operations as “Discontinued operations”.

The carrying amounts of “Real estate held for sale” at March 31, 2003 and December 31, 2002 and net income from discontinued operations for the three months ended March 31, 2003 and 2002 are summarized below (dollars in thousands):

Condensed Consolidated Balance Sheets	March 31, 2003	December 31, 2002

Real estate	$13,495	$14,115
Other	431	351
Real estate assets held for sale	$13,926	$14,466

Notes payable, net (including $830 and $800, respectively, to related party)	$11,144	$11,154
Accounts payable	88	52
Accrued and other liabilities (including $21 at March 31, 2003 to related party)	311	266
Liabilities related to real estate held for sale	$11,543	$11,472

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2003	Three months Ended March 31, 2002
Rental revenue	$627	$1,069
Total expenses	523	943
Minority interest related to partially owned property	—	(36)
Net income from discontinued operations	$104	$90

NOTE 5.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following mortgage loans, bank lines, and notes payable outstanding related to continuing operations as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002
Secured loans with various lenders, net of unamortized premiums of $3,515 at March 31, 2003 and $3,655 at December 31, 2002, bearing interest at fixed rates between 5.00% and 13.00%, with monthly principal and interest payments ranging between $3 and $269 at March 31, 2003 and December 31, 2002, and maturing at various dates through September 1, 2012.	$124,188	$124,606

Secured loans with various banks bearing interest at variable rates ranging between 5.31% and 9.00% at March 31, 2003 and 5.38% and 9.00% at December 31, 2002, and maturing at various dates through May 1, 2008.	33,135	33,368

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of March 31, 2031.	11,643	11,679

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($102 at March 31, 2003 and December 31, 2002), and a maturity date of November 1, 2006.	645	645
Unsecured loans with various lenders, bearing interest at fixed rates between 5.47% and 20.00% at March 31, 2003 and 8.00% and 20.00% at December 31, 2002, and maturing at various dates through October 1, 2004.	859	1,083

Unsecured loan, non-interest bearing, which matured January 1, 2003. The loan was paid in April 2003.	58	58

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, is a partner. The loan bears interest at prime (4.25% at March 31, 2003 and December 31, 2002) and is payable on demand.	199	199

Unsecured loan with John N. Galardi, a principal stockholder, with a fixed interest rate of 8.00%, payable on demand.	1,600	1,600

Total	$172,327	$173,238

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of March 31, 2003 and December 31, 2002, the unamortized debt premiums included in the above schedule were $3,515,000 and $3,655,000, respectively.

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

In December 2002, the Company entered into an $830,000 loan on Valencia, an industrial property classified as “Real estate held for sale” in the accompanying consolidated financial statements.      $800,000 was funded in December 2002 and $30,000 in March 2003.  The loan was provided by an affiliate of a related party.  The mortgage was repaid in April 2003 upon the sale of the property.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties.  One of the loans, which totaled $700,000, was provided by an affiliate of a related party.  The mortgages were repaid upon the sale of the property in October 2002.

In August 2002, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000.  The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of March 31, 2003, the amount due under the matured portion of the loan was $2,790,000 and the aggregate principal balance of the loan agreement was $6,454,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

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

In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an industrial property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

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

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  The loan bore interest at a fixed rate of 5.47% per annum.  The loan was paid in full in February 2003.  Other insurance premiums totaling $277,000 were financed during 2002.  These loans bear interest at fixed rates between 5.47% and 6.99% per annum and mature at various dates in 2003.

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an industrial property, and entered into a new loan agreement in the amount of $4,314,000.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

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

As of this date, the Company has not paid the 2002 property taxes due on several properties.  This non-payment could be considered a technical default on the loans for these properties.  The Company plans to pay these taxes with the proceeds from the sale of an apartment property expected to occur in the second quarter of 2003.  There can be no assurance, however, that the sale of the property will occur.

In May 2003, the successor of Brown Parker and Leahy, LLP agreed to cancel its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi agreed to cancel his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bore interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  On March 18, 2002, $1,153,862 of the notes, plus accrued interest, was paid.  Additional payments of $4,971, $705,161 and $191,055, plus accrued interest, were paid on April 1, 2002, April 25, 2002, and July 2, 2002, respectively.  The principal balance of the notes as of March 31, 2003 was $236,622.

NOTE 6.  RELATED PARTY TRANSACTIONS

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by Mr. Carden that were owed by CGS to the Company and by the Company to CGS.  This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  Mr. Carden is a principal stockholder, an officer and a director of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.

Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company’s assumption of an executive suite in an office building owned by the Company.  The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, an executive officer and principal shareholder, his wife and a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of March 31, 2003.

In May 2003, the successor of Brown Parker and Leahy, LLP agreed to cancel its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi agreed to cancel his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

Mr. Galardi has agreed to purchase a total of 60,975 shares of common stock for $250,000.  This purchase is expected to close in May 2003.

NOTE 7.  SEGMENT INFORMATION

As of March 31, 2003, the Company owned a diverse portfolio of properties comprising office, industrial, shopping center and apartment properties, and developmental land. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists primarily of community shopping centers. The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 2003 and 2002 is as follows (dollars in thousands):

Three Months Ended March 31,	Office	Industrial	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2003
Rental revenue	$5,705	$1,617	$348	$1,136	$42	$8,848
Property operating expenses	2,077	743	134	638	47	3,639
Net operating income (NOI)	$3,628	$874	$214	$498	$(5)	$5,209
Real estate held for investment, net	$138,076	$44,557	$9,832	$25,056	$4,028	$221,549

2002
Rental revenue	$5,489	$1,697	$402	$1,219	—	$8,807
Property operating expenses	1,855	516	140	643	$14	3,168
Net operating income (NOI)	$3,634	$1,181	$262	$576	$(14)	$5,639
Real estate held for investment, net	$131,719	$45,972	$14,066	$25,263	$4,043	$221,063

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
REVENUES
Total revenues for reportable segments	$8,848	$8,807
Other revenues	10	79
Total consolidated revenues	$8,858	$8,886

NET (LOSS) INCOME
NOI for reportable segments	$5,209	$5,639
Unallocated amounts:
Interest and other income	10	79
General and administrative expenses	(1,593)	(2,417)
Depreciation and amortization	(3,003)	(2,751)
Interest expense	(3,297)	(3,017)
Net loss before minority interest and discontinued operations	$(2,674)	$(2,467)

	March 31,
	2003	2002
ASSETS
Total assets for reportable segments	$221,549	$221,063
Real estate assets held for sale	13,926	27,279
Cash and cash equivalents	755	1,717
Tenant and other receivables, net	806	1,204
Deferred rent receivable	643	228
Deposits held in escrow	279	1,687
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,621	6,530
Total consolidated assets	$251,579	$263,708

NOTE 8.  SUBSEQUENT EVENTS

On April 10, 2003 the Company sold Valencia, an 82,560 square foot industrial property in Arizona, for $4,100,000.  The property was classified as “Real estate held for sale” as of March 31, 2003 and December 31, 2002.  The sale generated net proceeds of $1,179,000.  The Company anticipates a gain will be recognized in the second quarter of 2003 on the transaction.

In May 2003, the successor of Brown Parker and Leahy, LLP agreed to cancel its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi agreed to cancel his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

Mr. Galardi has agreed to purchase a total of 60,975 shares of common stock for $250,000.  This purchase is expected to close in May 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation which owns, manages and operates various income-producing properties.  Substantially all of the Company’s assets are held through the Operating Partnership, in which the Company, as of March 31, 2003, held a 1% general partner interest and an 87.58% limited partnership interest.  As of March 31, 2003, through the Operating Partnership, the Company owned and operated 33 properties which consisted of 15 office, 11 industrial, three shopping center, and three apartment properties, and one developmental land property.  The properties are located in four geographic regions in nine states.  The Company plans to sell certain of its properties and to acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

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

The major accounting policies followed by the Company are listed in Note 2 – Summary of Significant Accounting Policies – in the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

•                  Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”.  Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain.  Losses on property sales are recognized immediately.

•                  Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate in a manner that will permit it to elect REIT status in 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.  For the tax year 2002, the Company was taxed as a C corporation.

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of two properties are reported as discontinued operations in the first quarter of 2003, as are the operating results of four properties in the first quarter of 2002.  For 2003, these consist of an industrial property and apartment property classified as “Real estate held for sale”.  For 2002, these consist of the properties mentioned and a shopping center and an apartment property sold in 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.  The operating results of any properties acquired during the period include operations from the date of acquisition.

Discussion of the three months ended March 31, 2003 and March 31, 2002.

Rental Revenue. For the three months ended March 31, 2003, the Company recorded rental revenue of $8,848,000 compared to $8,807,000 for the three months ended March 31, 2002.  Although the weighted occupancy of properties held from investment decreased from 86% at March 31, 2002 to 79% at March 31, 2003, rental revenue remained relatively constant due to the revenue related to the properties acquired in 2002.  The Company acquired two properties in May 2002 and one property in August 2002.  Rental revenue from the acquired properties are included in the Company’s results since their respective dates of acquisition.

Property Operating Expenses.  For the three months ended March 31, 2003, the Company recorded property operating expenses of $3,639,000 compared to $3,168,000 for the three months ended March 31, 2002, a $471,000 increase or 15%.  This increase is primarily due to property operating expenses related to the above mentioned property acquisitions of $308,000 and increased snow removal fees for the current year quarter compared to the prior year quarter of approximately $96,000.

General and administrative.  General and administrative expenses decreased by $824,000 or 34% for the first three months of 2003 compared to the prior year first quarter.  This decrease is due (i) to a reduction of compensation expense in the 2003 quarter due to downsizing of staff and lower compensation expense related to common stock grants, (ii) to the inclusion of non recurring expenses related to the consolidation in the first quarter of 2002, and (iii) to expense control measures put in place during the past year.

Depreciation and amortization.                    Depreciation and amortization expense increased $252,000 in the first quarter of 2003 compared to the first quarter of the prior year due to the acquisition of the three properties previously mentioned and, to a lesser extent, depreciation of improvements and capitalized lease costs incurred after the first quarter of 2002 for the existing properties.

Interest expense.  Interest expense increased $280,000 primarily due to interest costs related to the acquisition of the three properties previously mentioned and the effects of the mark-to-market adjustment for the interest protection agreements in place.  The increase was also attributable to refinancings in the prior year.

Discontinued operations.  The Company recorded income from discontinued operations of $104,000 for the three months ended March 31, 2003 compared to $90,000 for the first three months of the prior year.  The discontinued operations represent net income from the properties held for sale.  For 2003, these properties consist of an industrial property and apartment property.  For 2002, these consist of the properties mentioned and a shopping center and an apartment property sold in 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The income from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Rental revenue	$627	$1,069
Total expenses	523	943
Minority interest related to partially owned property	—	(36)
Net income from discontinued operations	$104	$90

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $2,276,000 for the three months ended March 31, 2003, which included (i) the following non-cash charges: depreciation and amortization from real estate held for investment of $3,003,000, deferred compensation expense of $79,000; and (ii) the following other non-cash items: deferred rental income of $138,000, minority interest of $294,000, and amortization of loan premiums of $140,000.  Net cash provided by operating activities amounted to $1,170,000 for the three months ended March 31, 2003.  During the quarter ended March 31, 2003, accounts payable increased by $1,943,000 primarily due to the Company receiving invoices for amounts included in accrued liabilities at year end and incurring costs related to capital expenditures.  The Company anticipates reducing the accounts payable in the second quarter with proceeds of the sale of two properties, one of which sold in April 2003 and the other expected to close in early May.

Net cash used in investing activities of $652,000 was due to capital expenditures incurred during the quarter ended March 31, 2003.  A new tenant build-out on an industrial property and a tenant expansion on an office property accounted for 44% of these capital expenditures.  Cash used in investing activities of $1,032,000 for the three months ended March 31, 2002 consisted of (i) $1,002,000 paid for capital expenditures, which in large part were related to renovations on an apartment property, and (ii) $30,000 in distributions to the minority owner of Creekside Apartments.

Net cash used in financing activities amounted to $780,000 during the three months ended March 31, 2003.  Repayments of borrowings of  $810,000 consisted of scheduled principal payments made during the quarter.  In addition, the Company received proceeds of $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002.  The mortgage was repaid in conjunction with the sale of the property in April 2003.  Net cash provided by financing activities amounted to $1,400,000 during the three months ended March 31, 2002.  Proceeds received from borrowings totaled $10,650,000.  Repayment of borrowings, which consisted of $7,250,000 from refinances and $852,000 in scheduled principal payments, totaled $8,102,000.  Note payments to former limited partners totaling $1,154,000 were also made during the quarter ended March 31, 2002.

In May 2003, the successor of Brown Parker and Leahy, LLP agreed to cancel its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi agreed to cancel his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

Mr. Galardi has agreed to purchase a total of 60,975 shares of common stock for $250,000.  This purchase is expected to close in May 2003.

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

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an industrial property, and entered into a new loan agreement in the amount of $4,314,000.  The new loan bears interest at a fixed rate of 7.61% per annum and matures in May 2012.  Net proceeds of $383,000 were received as a result of the refinancing.

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

In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an industrial property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  The loan bore interest at a fixed rate of 5.47% per annum.  The loan was paid in full in February 2003.  Other insurance premiums totaling $277,000 were financed during 2002.  These loans bear interest at fixed rates between 5.47% and 6.99% per annum and mature at various dates in 2003.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of March 31, 2003, the amount due under the matured portion of the loan was $2,790,000 and the aggregate principal balance of the loan agreement was $6,454,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties.  One of the loans, which totaled $700,000, was provided by an affiliate of a related party.  The mortgages were repaid in conjunction with the sale of the property in October 2002.

In December 2002, the Company entered into an $830,000 loan on Valencia, an industrial property classified as “Real estate held for sale” in the accompanying consolidated financial statements.      The loan was provided by an affiliate of a related party.  $800,000 was funded in December 2002 and $30,000 in March 2003.

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

The Operating Partnership has paid the following distributions on the OP Units, including OP Units held by the Company:  $1,255,000 on June 3, 2002; $1,253,000 on October 18, 2002; and $626,000 on December 30, 2002.  These distributions correspond to dividends per share of Common Stock of $.20, $.20 and $.10, respectively.

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

As of this date, the Company has not paid the 2002 property taxes due on several properties.  This non-payment could be considered a technical default on the loans for these properties.  The Company plans to pay these taxes with the proceeds from the sales of a property which is currently expected to occur in the second quarter of 2003.  There can be no assurance, however, the sale of a property will occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations with regards to future principal payments of debt, a litigation settlement, operating leases, employment agreements, and the purchase of OP Units from Nooney Development Partners.  The following table aggregates the Company’s expected contractual obligations and commitments subsequent to March 31, 2003 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$12,036	$32,947	$3,298	$7,413	$12,938	$100,180	$168,812
Debt to former limited partners	—	—	—	—	—	237	237
Litigation settlement	250	—	—	9,750	—	—	10,000
Employee obligations	879	283	—	—	—	—	1,162
Operating lease commitments	117	37	12	—	—	—	166
Purchase of OP Units from Nooney Development Partners	223	—	—	—	—	—	223
Total	$13,505	$33,267	$3,310	$17,163	$12,938	$100,417	$180,600

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

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2003 and 2003 (in thousands except weighted average shares and per share amounts).

	March 31, 2003	March 31, 2002
Loss from operations before minority interest and discontinued operations	$(2,674)	$(2,467)
Depreciation and amortization	3,003	2,751
Net income from discontinued operations	104	90
Depreciation and amortization from discontinued operations	134	231
Minority interest on partially owned Property from discontinued operations	—	36
FFO	$567	$641

Basic weighted average shares	5,545,075	5,529,058
FFO per share	$.10	$.12

FFO decreased by $74,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 for the reasons discussed in the analysis of Results of Operations.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in nominal amounts totaling approximately $22,000,000, effectively fix the interest rate at 2.42% plus the applicable variable rate margin (effective rate of 6.42% at March 31, 2003).

At March 31, 2003, the Company’s total indebtedness included fixed-rate debt of approximately $139,230,000 and floating-rate indebtedness of approximately $33,334,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $333,000, or $0.06 per share, based upon the balances outstanding on variable rate instruments at March 31, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is information concerning material, pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis-Madison Matter

Reference is made to the Company’s Annual Report on Form 10-K for 2002 for information with respect to this matter.

Teachout Matter

A subsidiary of CGS, S-P Properties, Inc., was a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. v. S.P. Properties, Inc. and Sierra Pacific Development Fund II (“Fund II”).  The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to an affiliate of the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of a property from Fund II, among other things.  Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.

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

In connection with the agreement, Mr. John Galardi, a principal stockholder of the Company, and Mr. William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 is reflected as a component of equity in the Company’s consolidated financial statements as of March 31, 2003.

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

None.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 12, 2003

By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Date: May 12, 2003

By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting (Principal Accounting Officer)

CERTIFICATION

I, William J. Carden, certify that:

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

Date: May 12, 2003

/s/ William J. Carden
William J. Carden
Chief Executive Officer and Acting
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

99	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002