Form 10-Q
period 2003-06-30
AMERICAN SPECTRUM REALTY INC
filed 2003-08-07
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 1, 2003, 6,135,646 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
ASSETS

Real estate held for investment	$211,147	$205,799
Accumulated depreciation	16,432	11,362
Real estate held for investment, net	194,715	194,437

Real estate held for sale	26,560	45,251
Cash and cash equivalents	1,839	788
Tenant and other receivables (including $275 from related party at June 30, 2003), net of allowance for doubtful accounts of $292 and $224, respectively	589	462
Deferred rents receivable	660	431
Deposits held in escrow	—	279
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,696	7,909

Total Assets	$238,059	$253,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $3,372 and $3,655, respectively (including $1,799 to related parties at December 31, 2002)	$153,369	$152,694
Liabilities related to real estate held for sale (including $800 to related party at December 31, 2002)	21,719	33,449
Obligations due on litigation settlement	10,000	10,000
Accrued and other liabilities (including $1,619 and $1,594, respectively, to related parties	7,694	7,924
Deferred tax liability	6,082	6,082
Accounts payable	3,270	2,695
Notes payable to former limited partners	237	237

Total Liabilities	202,371	213,081

Minority Interest	8,782	9,319

Commitments and Contingencies:

Redeemable Common Stock	—	300

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 6,133,704 and 5,536,990 shares, respectively	61	55
Additional paid-in capital	44,387	41,809
Accumulated deficit	(15,839)	(9,168)
Receivable from principal stockholders	(1,209)	(1,188)
Deferred compensation	(494)	(651)

Total Stockholders’ Equity	26,906	30,857

Total Liabilities and Stockholders’ Equity	$238,059	$253,557

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental revenue	$7,015	$7,849	$14,550	$15,435
Interest and other income	33	72	43	151
Total revenues	7,048	7,921	14,593	15,586

EXPENSES:
Property operating expense	3,100	2,974	6,213	5,761
General and administrative	1,709	1,812	3,302	4,229
Depreciation and amortization	2,582	2,221	5,156	4,559
Interest expense	2,948	3,031	5,851	5,653
Total expenses	10,339	10,038	20,522	20,202

OTHER INCOME:
Net gain on sale of real estate assets	—	84	—	84
Net gain on extinguishment of debt	—	38	—	38
Total other income	—	122	—	122

Net loss before minority interest and discontinued operations	(3,291)	(1,995)	(5,929)	(4,494)

Minority interest	621	194	915	470

Net loss before discontinued operations	(2,670)	(1,801)	(5,014)	(4,024)

Discontinued operations:
Income from discontinued operations	47	319	115	441
Gain on sale of discontinued operations	2,228		2,228
Impairment of real estate assets held for sale	(4,000)	—	(4,000)	—
(Loss) income from discontinued operations	(1,725)	319	(1,657)	441

Net loss	$(4,395)	$(1,482)	$(6,671)	$(3,583)

Basic and diluted per share data:
Net loss before discontinued operations	$(0.45)	$(0.33)	$(.87)	$(0.73)
(Loss) income from discontinued operations	(0.29)	0.06	(.28)	0.08
Net loss	$(0.74)	$(0.27)	$(1.15)	$(0.65)

Basic weighted average shares used	5,940,118	5,535,591	5,742,597	5,531,705

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2002	$55	$41,809	$(9,168)	$(651)	$(1,188)	$30,857
Issuance of common stock	1	249	—	—	—	250
Conversion of debt into common stock	5	2,126	—	—	—	2,131
Conversion of operating partnership units into common stock	—	203	—	—	—	203
Amortization of deferred compensation	—	—	—	157	—	157
Receivable from principal stockholders	—	—	—	—	(21)	(21)
Net loss	—	—	(6,671)	—	—	(6,671)
Balance, June 30, 2003	$61	$44,387	$(15,839)	$(494)	$(1,209)	$26,906

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,671)	$(3,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,657	(441)
Depreciation and amortization	5,156	4,559
Deferred rental income	(229)	(208)
Minority interest	(915)	(470)
Deferred compensation expense	157	515
Amortization of loan premiums, included in interest expense	(283)	(294)
Mark to market adjustment on interest rate protection agreements	244	89
Interest income on receivable from principal stockholders	(21)	—
Net gain on sales of real estate assets	—	(84)
Net gain on extinguishment of debt	—	(38)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	136	546
Decrease (increase) in accounts payable	514	(1,408)
Increase in prepaid and other assets	(1,352)	(1,259)
Decrease in accrued and other liabilities	(453)	(646)
Net cash used in operating activities:	(2,060)	(2,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	4,685	59
Capital improvements to real estate assets	(1,417)	(2,217)
Net cash provided by (used in) investing activities:	3,268	(2,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	758	21,773
Repayment of borrowings	(1,875)	(15,409)
Note payments to former limited partners	—	(1,864)
Issuance of common stock to principal stockholder	250	—
Repurchase of common stock	—	(14)
Distributions to common stockholders	—	(1,110)
Distributions to unitholders in the operating partnership	—	(145)
Collection of advance to affiliate	—	8
Net cash (used in) provided by financing activities:	(867)	3,239

Cash from discontinued operations	710	1,265

Increase (decrease) in cash	1,051	(376)

Cash, beginning of period	788	2,284

Cash, end of period	$1,839	$1,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,781	$6,435
Cash paid for income taxes	—	—

	Six Months Ended June 30,
	2003	2002
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumptions of mortgage loans in acquisition of real estate assets	$3,644	$8,650
Seller financing of acquired real estate assets	—	955
Trust deed note receivable from disposition of real estate asset	—	1,100
Conversion of debt to related parties into common stock	2,131	—
Conversion of operating partnership units into common stock	203	—
Issuance of operating partnership units in acquisition of real estate asset	581	—
Receivable from related party regarding certain issues asserted by principal shareholder	270	—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2003, held a .90% general partner interest and an 86.92% limited partnership interest. As of June 30, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 32 properties, which consisted of 16 office, 10 industrial, three shopping center, and two apartment properties, and one undeveloped land property.  In July 2003, the Company sold four properties located in the Mid West: one office property and three industrial properties.  The remaining properties are located in eight states.  The Company plans to sell certain of its properties and to acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

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

CONSOLIDATION TRANSACTION

In October 2001, the Company acquired various properties in a consolidation transaction (the “Consolidation”).  Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. (“CGS”) and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates.  Sierra Pacific Pension Investors ‘84 (“SPPI84”), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.  Prior to the Consolidation, SPPI84’s activities involved the ownership and operation of two real estate properties in Arizona:  Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units, and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 specifies that certain financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Such financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003.  For all other instruments, FAS 150 is effective at the beginning of the third quarter of 2003.  The Company is currently evaluating FAS 150 to determine its impact on the financial condition and results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  FAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating FAS 149 to determine its impact on the financial condition and results of operations of the Company.

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

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at June 30, 2003 and December 31, 2002.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  Interest rate swap contracts in notional amounts of approximately $22,000,000, which expired December 15, 2002, were renewed on January 7, 2003.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the six months ended June 30, 2003 and 2002, the Company recorded charges of $244,000 and $89,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.  The Company’s objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

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

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is described more fully in its Form 10-K filed with the Securities and Exchange Commission.  The Company has elected, as permitted by SFAS No. 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.  No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(4,395)	$(1,482)	$(6,671)	$(3,583)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(81)	(142)	(145)	(392)
Pro forma net (loss) income	$(4,476)	$(1,624)	$(6,816)	$(3,975)

Per share data:
Basic and diluted, as reported	$(0.74)	$(0.27)	$(1.15)	$(0.65)
Basic and diluted, proforma	$(0.75)	$(0.29)	$(1.19)	$(0.72)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.18% and 11.60% limited partnership interest in the Operating Partnership at June 30, 2003 and December 31, 2002, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion.

In May 2003, the Company issued 141,268 OP Units in connection with the acquisition of an office property in Houston, Texas from an affiliated entity.  During the six months ended June 30, 2003, a total of 15,957 OP Units were exchanged for an equivalent number of shares of Common Stock.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 189,500 at June 30, 2003 and OP Units (other than those held by the Company) outstanding of 850,916 at June 30, 2003 have not been included in the net loss per share calculation since their effect would be antidilutive.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

On May 7, 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 59,550 rentable square feet.  Acquisition costs of approximately $4,310,000 consisted of the assumption of existing debt, a deferred payment and the issuance of 141,268 OP Units.

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

DISPOSITIONS

On April 10, 2003, the Company sold an 82,560 square foot industrial property in Arizona for $4,100,000 (“Valencia”).  On May 15, 2003, the Company sold a 125-unit apartment property in California, for $12,500,000 (“Villa Redondo”).  The transactions produced net proceeds of $4,685,000 and generated a total gain of $2,228,000.  The gain is reflected as discontinued operations in the consolidated statements of operations.

On October 15, 2002, the Company sold a 72,149 square foot shopping center in Missouri, for $3,800,000 (“Maple Tree”).  On October 11, 2002, the Company sold a 152-unit apartment property in California, for $8,300,000 (“Creekside Apartments”).  Total net sales proceeds of $279,000, which were held in escrow at June 30, 2003 and December 31, 2002, were received in April 2003.

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

NOTE 4.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of June 30, 2003 six properties were classified as “Real estate held for sale”.  These properties, located in four states, consisted of five industrial and one office property with an aggregate rentable square footage of approximately 809,000.  Four of these properties were subsequently sold in July 2003 for an aggregate sales price of $18,046,000.  The sales generated net proceeds of approximately $3,000,000, of which $560,000 is being held in escrow as a source to assist the funding of a future acquisition in a tax-deferred exchange.  An impairment charge of $4,000,000 was recorded in the second quarter of 2003 relating to three of these properties.

As of December 31, 2002, eight properties were classified as “Real estate held for sale”.  These properties, located in six states, consisted of the above six properties and Valencia and Villa Redondo.  Valencia and Villa Redondo were sold in the second quarter of 2003.

The carrying amounts, net of the $4,000,000 impairment charge, of “Real estate held for sale” at June 30, 2003 and December 31, 2002 are summarized below (dollars in thousands):

Condensed Consolidated Balance Sheets	June 30, 2003	December 31, 2002

Real estate	$24,931	$43,547
Other	1,629	1,704
Real estate assets held for sale	$26,560	$45,251

Notes payable, net (including $800 to related party at December 31, 2002)	$20,348	$31,698
Accounts payable	322	454
Accrued and other liabilities	1,049	1,297
Liabilities related to real estate held for sale	$21,719	$33,449

Net income from discontinued operations.

Net income from discontinued operations for the three and six months ended June 30, 2003 includes the operations of the six properties classified as “Real estate held for sale” as of June 30, 2003 and the operations of Valencia and Villa Redondo, which were sold in the second quarter of 2003.  A gain on sale of discontinued operations of $2,228,000 on the disposition Valencia and Villa Redondo was recognized in the second quarter.  An impairment totaling $4,000,000 was recognized on three properties classified as “Real estate held for sale” in the second quarter of 2003.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The three properties, which were sold in the third quarter of 2003, consisted of one office and two industrial properties.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Rental revenue	$1,425	$3,365
Total expenses	1,378	3,250
Net income from discontinued operations before gain on sale and impairment	47	115
Gain on sale of discontinued operations	2,228	2,228
Impairment of real estate assets held for sale	(4,000)	(4,000)
Net loss from discontinued operations	$(1,725)	$(1,657)

Net income from discontinued operations for the three and six months ended June 30, 2002 includes the operations of the eight properties classified as “Real estate held for sale” as of December 31, 2002 and the operations of Maple Tree and Creekside Apartments, which were sold in the fourth quarter of 2002.

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Rental revenue	$2,434	$4,724
Total expenses	1,993	4,125
Loss on early extinguishment of debt	(91)	(91)
Minority interest related to partially owned property	(31)	(67)
Net income from discontinued operations	$319	$441

NOTE 5.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following mortgage loans, bank lines, and notes payable outstanding related to continuing operations as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002
Secured loans with various lenders, net of unamortized premiums of $3,372 at June 30, 2003 and $3,655 at December 31, 2002, bearing interest at fixed rates between 5.00% and 13.00%, with monthly principal and interest payments ranging between $3 and $269 at June 30, 2003 and December 31, 2002, and maturing at various dates through August 11, 2012.	$115,266	$112,385

Secured loans with various banks bearing interest at variable rates ranging between 5.04% and 9.00% at June 30, 2003 and 5.38% and 9.00% at December 31, 2002, and maturing at various dates through May 1, 2008.	24,699	25,045

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing June 30, 2031.	11,607	11,679

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments of $101, maturing November 1, 2006.	575	645

Unsecured loans with various lenders, bearing interest at fixed rates between 5.65% and 20.00% at June 30, 2003 and 8.00% and 20.00% at December 31, 2002, and maturing at various dates through October 1, 2004.	1,222	1,083

Unsecured loan, non-interest bearing, which matured January 1, 2003. The loan was paid in April 2003.	—	58

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, was a partner. The loan, which bore interest at prime, was exchanged for stock in May 2003.	—	199

Unsecured loan with John N. Galardi, a director and principal stockholder, with a fixed interest rate of 8.00%, payable on demand. The loan was exchanged for stock in May 2003.	—	1,600

Total	$153,369	$152,694

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of June 30, 2003 and December 31, 2002, the unamortized debt premiums included in the above schedule were $3,372,000 and $3,655,000, respectively.

In May 2003, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000.  The loan bears interest at a fixed rate of 6.80% and matures in August 2012.  The Company also entered into an agreement that provided for seller debt of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note matures in February 2004.

In January 2003, a note payable in the amount of $509,000 became due and payable.  The Company continues to pay the monthly interest due on this note and is planning to pay this loan with proceeds from the sale of properties.

In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004.  Two of these loans, with balances of $4,682,000 at June 30, 2003, were paid in the third quarter of 2003 in connection with property sales.

In December 2002, the Company entered into an $830,000 loan on Valencia, an industrial property classified as “Real estate held for sale” in the accompanying consolidated financial statements.    $800,000 was funded in December 2002 and $30,000 in March 2003.  The loan was provided by an affiliate of a related party.  The mortgage was repaid in April 2003 upon the sale of the property.

In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree.  One of the loans, which totaled $700,000, was provided by an affiliate of a related party.  The mortgages were repaid upon the sale of the property in October 2002.

In August 2002, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000.  The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of June 30, 2003, the amount due under the matured portion of the loan was $2,860,000 and the aggregate principal balance of the loan agreement was $6,522,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

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

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new one-year loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at June 30, 2003).  Net proceeds of $1,026,000 were received as a result of the refinancing.  The loan matured in June 2003.  The Company is negotiating with the lender to extend the maturity for an additional two years.  There can be no assurance that an extension will be achieved.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  Other insurance premiums totaling $277,000 were financed during 2002.  The debt was paid in full in 2003.

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

In January 2002, the Company refinanced a $4,500,000 loan partially secured by Northcreek and entered into a new loan agreement in the amount of $5,625,000.  The new loan bears interest at a fixed rate of 7.58% per annum and matures in February 2012.  Net proceeds of $639,000 were received as a result of the refinancing.  The loan was repaid in the third quarter of 2003 upon the sale of the property.

As of this date, the Company has not paid 2002 property taxes of $151,000 due on one of its properties.  This non-payment could be considered a technical default on the loan for this property.  The Company plans to pay these taxes with the proceeds from the sale of the property expected to occur in the third quarter of 2003.  There can be no assurance, however, that the sale of the property will occur.

NOTES PAYABLE TO FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bore interest at 5.92% per annum and mature in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  During 2002, $2,055,049 of the notes, plus accrued interest, was paid.  The principal balance of the notes as of June 30, 2003 was $236,622.

NOTE 6.  RELATED PARTY TRANSACTIONS

In July 2003, the Company made a $400,000 payment on its indebtedness to an affiliated entity, reducing the balance due from $1,060,852 to $660,852.

In May 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 59,550 rentable square feet.  Acquisition costs of approximately $4,310,000 consisted of the assumption of existing debt, a deferred payment of $343,228, of which $280,700 was paid in July 2003, and the issuance of 141,268 OP Units.

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.  Timothy Brown, a director of the Company, was a partner of Brown Parker Leahy, LLP.

In May 2003, John N. Galardi, a director and principal stockholder of the Company, cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

In May 2003, Mr. Galardi purchased a total of 60,975 shares of the Company’s common stock for $4.10 per share.

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J Carden that were owed by CGS to the Company and by the Company to CGS.  This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  Mr. Carden, a director and the Chairman, President and Chief Executive Officer of the Company, is a principal stockholder, an officer and a director of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.

Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company’s assumption of an executive suite in an office building owned by the Company.  The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife and a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of June 30, 2003.

NOTE 7.  SEGMENT INFORMATION

As of June 30, 2003, the Company owned a diverse portfolio of properties comprising office, industrial, shopping center and apartment properties, and developmental land.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  Each segment contains properties located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists primarily of community shopping centers.  The properties in the apartment portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and six months ended June 30, 2003 and 2002 is as follows (dollars in thousands):

Three Months Ended June 30,	Office	Industrial	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2003
Rental revenue	$4,710	$693	$368	$1,236	$8	$7,015
Property operating expenses	2,044	189	99	733	35	3,100
Net operating income (NOI)	$2,666	$504	$269	$503	$(27)	$3,915
Real estate held for investment, net	$135,301	$22,901	$9,664	$24,760	$2,089	$194,715

2002
Rental revenue	$5,283	$896	$399	$1,271	—	$7,849
Property operating expenses	1,874	160	134	694	$112	2,974
Net operating income (NOI)	$3,409	$736	$265	$577	$(112)	$4,875
Real estate held for investment, net	$133,746	$23,852	$12,667	$25,565	$4,056	$199,886

Six Months Ended June 30,	Office	Industrial	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2003
Rental revenue	$9,990	$1,422	$716	$2,372	$50	$14,550
Property operating expenses	3,994	533	233	1,371	82	6,213
Net operating income (NOI)	$5,996	$889	$483	$1,001	$(32)	$8,337
Real estate held for investment, net	$135,301	$22,901	$9,664	$24,760	$2,089	$194,715

2002
Rental revenue	$10,402	$1,742	$801	$2,490	—	$15,435
Property operating expenses	3,616	408	274	1,337	$126	5,761
Net operating income (NOI)	$6,786	$1,334	$527	$1,153	$(126)	$9,674
Real estate held for investment, net	$133,746	$23,852	$12,667	$25,565	$4,056	$199,886

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Total revenues for reportable segments	$7,015	$7,849	$14,550	$15,435
Other revenues	33	72	43	151
Total consolidated revenues	$7,048	$7,921	$14,593	$15,586

NET (LOSS) INCOME
NOI for reportable segments	$3,915	$4,875	$8,337	$9,674
Unallocated amounts:
Interest and other income	33	194	43	273
General and administrative expenses	(1,709)	(1,812)	(3,302)	(4,229)
Depreciation and amortization	(2,582)	(2,221)	(5,156)	(4,559)
Interest expense	(2,948)	(3,031)	(5,851)	(5,653)
Net loss before minority interest and discontinued operations	$(3,291)	$(1,995)	$(5,929)	$(4,494)

	June 30,
	2003	2002
ASSETS
Total assets for reportable segments	$194,715	$199,886
Real estate assets held for sale	26,560	58,477
Cash and cash equivalents	1,839	1,908
Tenant and other receivables, net	589	779
Deferred rent receivable	660	294
Mortgage loan receivable	—	1,100
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,696	6,750
Total consolidated assets	$238,059	$273,194

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

As part of the Consolidation, the Company assumed the repayment obligation to the former Fund II investors and has carried these loans with accrued interest on its books and records.  The obligation totaled approximately $8,800,000 at December 31, 2002.

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which is expected to be documented in the third quarter due to an unresolved dispute on one of the settlement terms, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.  Pursuant to the settlement agreement, the Company made the first interest payment on June 2, 2003.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.  The total obligation under the settlement of $10,000,000 is reflected as a separate line item in the consolidated financial statements.

In connection with the agreement, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

The Company has contractual obligations and commitments with regards to the litigation settlement, operating leases, employment agreements, and the purchase of OP Units from Nooney Development Partners.  The following table aggregates these contractual obligations and commitments subsequent to June 30, 2003 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Litigation settlement	$250	$—	$—	$9,750	$—	$—	$10,000
Employee obligations	500	283	—	—	—	—	783
Operating lease commitments	63	37	12	—	—	—	112
Purchase of OP Units from Nooney Development Partners	223	—	—	—	—	—	223
Total	$1,036	$320	$12	$9,750	$—	$—	$11,118

In July 2003, the Company purchased the OP Units from Nooney Development Partners.

NOTE 9.  REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 20,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of (the “Put”) the stock back to the Company at a fixed price of $15.00 per share during the period from October 31, 2002 to November 30, 2002.  On November 26, 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003.  The holder may exercise the Put by giving written notice thereof to the Company, within three business days of the date of exercise in writing.  Within three business days’ of receipt of the notice of exercise of the Put, the Company shall deliver to the holder in good funds the full exercise price for the shares exercised under the Put and within three days after receipt of such funds the holder will deliver to the Company the certificates representing the number of shares of Common Stock being sold pursuant to the Put.  In May 2003, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $15.00 per share or a total of $300,000.  The Company agreed to pay such amount by August 29, 2003.

NOTE 10.  SUBSEQUENT EVENTS

In July 2003, the Company sold four properties, which were classified as “Real estate held for sale” in the consolidated financial statements as of June 30, 2003.

On July 9, 2003, the Company sold three properties: Northcreek, a 92,282 square foot office property located in Ohio, was sold for $5,620,000; Business Center, a 64,387 square foot industrial property located in Missouri, was sold for $3,655,000 and; Jackson, a 320,000 square foot industrial property in Indiana, was sold for $4,000,000.

On July 18, 2003, the Company sold Northeast Commerce Center, a 100,000 square foot industrial property located in Ohio, for $4,771,000.

An impairment totaling $4,000,000 was recorded on three of these properties in the second quarter of 2003.  The sales generated net proceeds of approximately $3,000,000, of which $560,000 is being held in escrow as a source to assist the funding of a future acquisition in a tax-deferred exchange.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation which owns, manages and operates various income-producing properties.   Substantially all of the Company’s assets are held through the Operating Partnership, in which the Company, as of June 30, 2003, held a .90% general partner interest and an 86.92% limited partnership interest.   As of June 30, 2003, through the Operating Partnership, the Company owned and operated 32 properties, which consisted of 16 office, 10 industrial, three shopping center, and two apartment properties, and one undeveloped land property.  In July 2003, the Company sold four properties located in the Mid West: one office property and three industrial properties.  The remaining properties are located in eight states.  The Company plans to sell certain of its properties and to acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

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

•                  Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building.  The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale.  When the Company has determined a property should be considered held for sale, it estimates the value of the property and costs to sell such property.  The Company records an impairment for any decrease from its current carrying value at that time. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company’s properties could be materially different than current expectations

•                  Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”.  Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain.  Losses on property sales are recognized immediately.

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

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of eight properties, six of which were considered held for sale as of June 30, 2003 and two of which were sold in the second quarter, are reported as discontinued operations in the second quarter of 2003.  For the second quarter of 2002, the results of ten properties (the above mentioned eight and two properties sold in 2002) are reported as discontinued operations.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.  The operating results of any properties acquired during the period include operations from the date of acquisition.

Discussion of the three months ended June 30, 2003 and 2002.

Rental Revenue. For the three months ended June 30, 2003, the Company recorded rental revenue of $7,015,000 compared to $7,849,000 for the three months ended June 30, 2002.  This reduction was primarily the result of a decrease in occupancy particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants.  This reduction was offset by revenue related to acquired properties.  The Company acquired one property in May 2003, two properties in May 2002 and one property in August 2002.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment was 86% at June 30, 2002 and 76% at June 30, 2003.

Property Operating Expenses.  For the three months ended June 30, 2003, the Company recorded property operating expenses of $3,100,000 compared to $2,974,000 for the three months ended June 30, 2002, a slight increase.  This increase was primarily due to property operating expenses of $300,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties due to expense control measures put in place during the past year.

General and administrative.  General and administrative expenses decreased by $103,000 for the second quarter of 2003 compared to the prior year second quarter due to lower compensation expense related to common stock grants.  During the second quarter of 2003, the Company recorded a $45,000 charge relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  Additional charges, primarily relating to severances and lease expense, will be incurred in the third and the fourth quarters of 2003.  Closure of these offices will reduce expenses in the future.

Depreciation and amortization.    Depreciation and amortization expense increased $361,000 in the second quarter of 2003 compared to the second quarter of the prior year due to the acquisition of the four properties previously mentioned and, to a lesser extent, depreciation of improvements and capitalized lease costs incurred after the second quarter of 2002 for the existing properties.

Interest Expense.  Interest expense decreased $83,000 for the second quarter of 2003 in comparison to the second quarter of the prior year.  This decrease was in large part attributable to the conversion of debt to common stock and due to reduced interest on an outstanding payable related to an expected settlement agreement.  This decrease was offset to an extent by interest costs related to the acquisition of the four properties.

Discontinued operations.  The Company recorded income from discontinued operations of $47,000 for the three months ended June 30, 2003 compared to $319,000 for the second three months of the prior year.  The discontinued operations represent net income from the properties held for sale and those sold.  For 2003, these properties consist of eight properties versus ten properties for 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The income from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Rental revenue	$1,425	$2,434
Total expenses	1,378	1,993
Loss on early extinguishment of debt	—	(91)
Minority interest related to partially owned property	—	(31)
Net income from discontinued operations	$47	$319

Gain on sale of discontinued operations.  The Company sold one industrial property and one apartment property in the second quarter of 2003 for an aggregate of $16,600,000 and recognized a gain of $2,228,000.    The sales generated net proceeds of $4,685,000.

Impairment of real estate assets held for sale.  The Company recorded an impairment of $4,000,000 on three properties held for sale in the second quarter of 2003.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The three properties consist of one office and two industrial properties.

Discussion of the six months ended June 30, 2003 and 2002.

Rental Revenue. For the six months ended June 30, 2003, the Company recorded rental revenue of $14,550,000 compared to $15,435,000 for the six months ended June 30, 2002.  This reduction was primarily the result of a decrease in occupancy particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants.  This reduction was offset by revenue related to acquired properties.  The Company acquired one property in May 2003, two properties in May 2002 and one property in August 2002.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held from investment was 86% at June 30, 2002 and 76% at June 30, 2003.

Property Operating Expenses.  For the six months ended June 30, 2003, the Company recorded property operating expenses of $6,213,000 compared to $5,761,000 for the six months ended June 30, 2002, an increase of $452,000 or 8%.  This increase is primarily due to property operating expenses of $608,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties due to expense control measures put in place during the past year.

General and administrative.  General and administrative expenses decreased by $927,000 for the first six months of 2003 compared to the prior year first six months.  This decrease is due (i) to a reduction of compensation expense in the 2003 due to downsizing of staff and lower compensation expense related to common stock grants, (ii) to the inclusion of non recurring expenses related to the consolidation in the first quarter of 2002, and (iii) to expense control measures put in place during the past year.  During the second quarter of 2003, the Company recorded a $45,000 charge relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  Additional charges, primarily relating to severances and lease expense, will be incurred in the third and the fourth quarters of 2003.  Closure of these offices will reduce expenses in the future.

Depreciation and amortization.    Depreciation and amortization expense increased $597,000 in the first six months of 2003 compared to the first six months of the prior year due to the acquisition of the four properties previously mentioned and, to a lesser extent, depreciation of improvements and capitalized lease costs incurred after the second quarter of 2002 for the existing properties.

Interest Expense.  Interest expense increased $198,000 for the first six months of 2003 compared to the first six months of the prior year primarily due to interest associated with the four new properties acquired offset to an extent by reduced interest on an outstanding payable due to an expected settlement agreement.

Discontinued operations.  The Company recorded income from discontinued operations of $115,000 for the six months ended June 30, 2003 compared to $441,000 for the six months ended June 30, 2002.  The discontinued operations represent net income from the properties held for sale and those sold.  For 2003, these properties consist of eight properties versus ten properties for 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The income from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Rental revenue	$3,365	$4,724
Total expenses	3,250	4,125
Loss on early extinguishment of debt	—	(91)
Minority interest related to partially owned property	—	(67)
Net income from discontinued operations	$115	$441

Gain on sale of discontinued operations.  The Company sold one industrial property and one apartment property in the second quarter of 2003 for an aggregate of $16,600,000 and recognized a gain of $2,228,000.    The sales generated net proceeds of $4,685,000.

Impairment of real estate assets held for sale.  The Company recorded an impairment of $4,000,000 on three properties held for sale in the first six months of 2003.  The impairment is based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The three properties consist of one office and two industrial properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $6,671,000 for the six months ended June 30, 2003, which included (i) the following non-cash charges: depreciation and amortization from real estate held for investment of $5,156,000, deferred compensation expense of $157,000, mark to market adjustments on interest rate protection agreements of $244,000, $4,000,000 impairment of the value of certain properties classified as held for sale; and (ii) the following other non-cash items: deferred rental income of $229,000, minority interest of $915,000, and amortization of loan premiums of $283,000.  Net cash used by operating activities amounted to $2,060,000 for the six months ended June 30, 2003 primarily to fund prepaid and other assets and fund operations.

Net cash provided by investing activities of $3,268,000 was primarily due to the sale of two properties in the second quarter of 2003, partially offset by capital expenditures incurred during the first six months of 2003.  The capital expenditures of $1,417,000 were primarily due to tenant build-outs.   Net cash used in investing activities of $2,158,000 for the six months ended June 30, 2002 consisted of (i) $2,217,000 paid for capital expenditures, which in large part were related to major renovations on an apartment property, less (ii) $59,000 in proceeds received from the sale of the Beach & Lampson property.

Net cash used in financing activities amounted to $867,000 during the six months ended June 30, 2003.  Repayments of borrowings of  $1,875,000 consisted of scheduled principal payments made during the quarter.  Proceeds from borrowings, which totaled $758,000, consisted of (i) $728,000 to fund property insurance premiums and service fee and (ii) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002.  The mortgage was repaid in conjunction with the sale of the property in April 2003.  In addition, John N. Galardi purchased 60,975 shares of the Company’s common stock for $250,000 in May 2003.  Net cash provided by financing activities amounted to $3,239,000 during the six months ended June 30, 2002.  Proceeds received from borrowings totaled $21,773,000.  Repayment of borrowings, which consisted of $13,698,000 from refinances and $1,711,000 in scheduled principal payments, totaled $15,409,000.  Note payments to former limited partners totaling $1,864,000 and distributions totaling $1,255,000 were also made during the six months ended June 30, 2002.

In May 2003, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000.  The loan bears interest at a fixed rate of 6.80% and matures in August 2012.  The Company also entered into an agreement that provided for seller debt of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for a private placement of 59,773 shares of the Company’s common stock.

In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for a private placement of 460,009 shares of the Company’s common stock.

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note matures in February 2004.

In January 2003, a note payable in the amount of $509,000 became due and payable.  The Company continues to pay the monthly interest due on this note and is planning to pay this loan with proceeds from the sale of properties.

In January 2002, the Company refinanced a $4,500,000 loan partially secured by Northcreek and entered into a new loan agreement in the amount of $5,625,000.  The new loan bears interest at a fixed rate of 7.58% per annum and matures in February 2012.  Net proceeds of $639,000 were received as a result of the refinancing.  The loan was repaid in the third quarter of 2003 upon the sale of the property.

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

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new one-year loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at June 30, 2003).  Net proceeds of $1,026,000 were received as a result of the refinancing.  The loan matured in June 2003.  The Company is negotiating with the lender to extend the maturity for an additional two years.  There can be no assurance that an extension will be achieved.

In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an industrial property, and entered into a new loan agreement in the amount of $2,950,000.  The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012.  Net proceeds of $1,297,000 were received as a result of the refinancing.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  Other insurance premiums totaling $277,000 were financed during 2002.  The debt was paid in full in 2003.

In July 2002, a lender notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties in South Carolina.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of June 30, 2003, the amount due under the matured portion of the loan was $2,860,000 and the aggregate principal balance of the loan agreement was $6,522,000.  In early 2003, the lender sold the loan to the major tenant in the shopping center.  The new lender has not accelerated the loan agreement.  The Company is considering various alternatives, including selling the property or using proceeds from the sale of another property to provide capital to pay off the matured portion of the loan.  The Company continues to discuss the non-compliance matter with the new lender.

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

In December 2002, the Company entered into an $830,000 loan on Valencia, one of its industrial properties.  The loan was provided by an affiliate of a related party.  $800,000 was funded in December 2002 and $30,000 in March 2003.  The mortgage was repaid in conjunction with the sale of the property in April 2003.

In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004.  Two of these loans, with balances of $4,682,000 at June 30, 2003, were paid in the third quarter of 2003 in connection with property sales.

During 2002, the Company received a $900,000 payoff on its $1,100,000 mortgage loan receivable.  These funds were used to meet obligations for capital costs relating to re-leasing and improvements to properties.

The Operating Partnership has paid the following distributions on the OP Units, including OP Units held by the Company:  $1,255,000 on June 3, 2002; $1,253,000 on October 18, 2002; and $626,000 on December 30, 2002.  Distributions on OP Units held by the Company funded the payment of dividends per share of Common Stock of $.20, $.20 and $.10, respectively.

During the second quarter of 2003, the Company recorded a $45,000 charge relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  Additional charges, primarily relating to severances and lease expense, will be incurred in the third and the fourth quarters of 2003.  Closure of these offices will reduce expenses in the future.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative payroll expenses from cash generated by operations.  In addition, the Company anticipates selling assets to fund obligations in 2003, including capital costs incurred and to be incurred related to re-leasing space and improvements to properties, litigation settlement costs and other fees for professional services.  The funds to meet these obligations will be obtained from proceeds of the sale of assets and lender held funds.  Based on current analysis, the Company believes that the cash generated by these anticipated sales will be adequate to meet these obligations.  There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated.  If these sales do not occur, the Company will not have sufficient cash to meet its obligations.

As of this date, the Company has not paid 2002 property taxes of $151,000 due on one of its properties.  This non-payment could be considered a technical default on the loan for this property.  The Company plans to pay these taxes with the proceeds from the sale of the property expected to occur in the third quarter of 2003.  There can be no assurance, however, that the sale of the property will occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations with regards to future principal payments of debt, a litigation settlement, operating leases, employment agreements, and the purchase of OP Units from Nooney Development Partners.  The following table aggregates the Company’s expected contractual obligations and commitments subsequent to June 30, 2003 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$9,252	$25,201	$3,580	$7,227	$12,738	$91,999	$149,997
Debt to former limited partners	—	—	—	—	—	237	237
Litigation settlement	250	—	—	9,750	—	—	10,000
Employee obligations	500	283	—	—	—	—	783
Operating lease commitments	63	37	12	—	—	—	112
Purchase of OP Units from Nooney Development Partners	223	—	—	—	—	—	223
Total	$10,288	$25,521	$3,592	$16,977	$12,738	$92,236	$161,352

In July 2003, the Company purchased the OP Units from Nooney Development Partners.  The Company plans on meeting debt maturing over the next two years through properties sales and refinancings.

FUNDS FROM OPERATIONS

In October 1999, the Board of Governors of NAREIT issued “White Paper on FFO-October 1999” to clarify its definition of Funds from Operations (“FFO”).  The clarification was effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in FFO.  This clarification was effective January 1, 2002 and requires restatement for all periods presented in financial statements or tables.  The Company believes that FFO is helpful to investors as a measure of performance of the Company and equity REITs because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  FFO is a non-GAAP financial measure.  FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs, including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company’s calculation of FFO.

The following table sets forth the Company’s calculation of FFO and a reconciliation to a comparable GAAP disclosure for the six months ended June 30, 2003 and 2002 (in thousands):

	2003	2002
Loss from operations before minority interest and discontinued operations	$(5,929)	$(4,494)
Depreciation and amortization	5,156	4,559
Net gain on sale of real estate assets	—	(84)
Income from discontinued operations	115	441
Depreciation and amortization from discontinued operations	1,006	1,295
Minority interest on partially owned property from discontinued operations	—	67
FFO	$348	$1,784

Reconciliation to comparable GAAP measurement:

FFO	$348	$1,784
Deferred rental income	(229)	(208)
Deferred compensation expense	157	515
Amortization of loan premiums, included in interest expense	(283)	(294)
Mark to market adjustment on interest rate protection agreements	244	89
Interest income on receivable from principal stockholders	(21)	—
Net gain on extinguishment of debt	—	(38)
Changes in operating assets and liabilities, continuing operations	(1,155)	(2,767)
Changes in operating assets and liabilities, discontinued operations	(411)	(538)
	(1,350)	(1,457)

Net cash used in operating activities	(2,060)	(2,722)
Cash provided from discontinued operations	710	1,265
	(1,350)	(1,457)

FFO decreased by $1,436,000 for the six months ended June 30, 2003 compared to same period in 2002 for the reasons discussed in the analysis of Results of Operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

One of the Company’s primary market risk exposure is to changes in interest rates on its borrowings.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in notional amounts totaling approximately $22,000,000, effectively fix the interest rate at 2.42% plus the applicable variable rate margin (effective rate of 6.42% at June 30, 2003).

At June 30, 2003, the Company’s total indebtedness included fixed-rate debt of approximately $128,907,000 and floating-rate indebtedness of approximately $24,699,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $247,000, or $0.04 per share, based upon the balances outstanding on variable rate instruments at June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on, and as of the date of, that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

As part of the Consolidation, the Company assumed the repayment obligation to the former Fund II investors and has carried these loans with accrued interest on its books and records.  The obligation totaled approximately $8,800,000 at December 31, 2002.

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which is expected to be documented in the third quarter due to an unresolved dispute on one of the settlement terms, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.  Pursuant to the settlement agreement, the Company made the first interest payment on June 2, 2003.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.  The total obligation under the settlement of $10,000,000 is reflected as a separate line item in the accompanying consolidated financial statements.

In connection with the agreement, John N. Galardi, a director and principal stockholder of the Company, and William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 annual meeting of stockholders was held on May 7, 2003.  The matters on which the stockholders voted, in person or by proxy, were i) to elect seven directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and ii) to ratify the selection of BDO Seidman, LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2003.   The results of the voting are shown below:

Election of directors:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Timothy R. Brown	3,354,984	84,909
William J. Carden	3,341,133	98,760
Lawrence E. Fiedler	3,359,450	80,443
John N. Galardi	3,355,643	84,250
William W. Geary, Jr.	3,358,601	81,292
John F. Itzel	3,359,264	80,629
Harry A. Mizrahi	3,360,779	79,114

Ratify the selection of BDO Seidman, LLP as independent auditors:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
3,367,640	20,532	51,721

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On April 8, 2003, a report on Form 8-K was filed with respect to Item 5.

On May 14, 2003, a report on Form 8-K was filed with respect to Item 12.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 7, 2003
By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: August 7, 2003
By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002