Form 10-Q
period 2003-09-30
AMERICAN SPECTRUM REALTY INC
filed 2003-11-10
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 1, 2003, 6,118,935 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate held for investment	$200,102	$194,257
Accumulated depreciation	17,904	10,684
Real estate held for investment, net	182,198	183,573

Real estate held for sale	—	56,256
Cash and cash equivalents	3,464	788
Tenant and other receivables (including $271 from related party at September 30, 2003), net of allowance for doubtful accounts of $194 and $201, respectively	557	401
Deferred rents receivable	743	431
Deposits held in escrow	560	279
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,442	7,829

Total Assets	$201,964	$253,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $3,229 and $3,655, respectively (including $1,799 to related parties at December 31, 2002)	$147,184	$145,367
Notes payable, litigation settlement	9,750	10,000
Liabilities related to real estate held for sale (including $800 to related party at December 31, 2002)	—	41,163
Accrued and other liabilities (including $1,078 and $1,594, respectively, to related parties	7,400	7,608
Deferred tax liability	6,082	6,082
Accounts payable	2,408	2,624
Notes payable, former limited partners	237	237

Total Liabilities	173,061	213,081

Minority Interest	8,176	9,319

Commitments and Contingencies:

Redeemable Common Stock	—	300

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 6,136,617 and 5,536,990 shares, respectively	61	55
Additional paid-in capital	44,269	41,809
Accumulated deficit	(21,925)	(9,168)
Receivable from principal stockholders	(1,191)	(1,188)
Deferred compensation	(418)	(651)
Treasury stock, at cost, 17,682 shares at September 30, 2003	(69)	—

Total Stockholders’ Equity	20,727	30,857

Total Liabilities and Stockholders’ Equity	$201,964	$253,557

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Rental revenue	$6,631	$7,368	$20,200	$21,667
Interest and other income	34	46	77	197
Total revenues	6,665	7,414	20,277	21,864

EXPENSES:
Property operating expense	3,153	3,081	8,647	8,168
General and administrative	1,650	2,117	4,952	6,346
Depreciation and amortization	2,523	2,367	7,360	6,708
Interest expense	2,753	2,774	8,398	8,215
Impairment of real estate asset	3,500	—	3,500	—
Total expenses	13,579	10,339	32,857	29,437

OTHER INCOME:
Net gain on sales of real estate assets	—	69	—	153
Net gain on extinguishment of debt	—	—	—	38
Total other income	—	69	—	191

Net loss before minority interest and discontinued operations	(6,914)	(2,856)	(12,580)	(7,382)

Minority interest	930	336	1,845	806

Net loss before discontinued operations	(5,984)	(2,520)	(10,735)	(6,576)

Discontinued operations:
(Loss) income from discontinued operations	(153)	(37)	(301)	436
Gain on sale of discontinued operations	51	—	2,279	—
Impairment of real estate assets	—	—	(4,000)	—
(Loss) income from discontinued operations:	(102)	(37)	(2,022)	436

Net loss	$(6,086)	$(2,557)	$(12,757)	$(6,140)

Basic and diluted per share data:
Net loss before discontinued operations	$(0.97)	$(0.45)	$(1.83)	$(1.19)
(Loss) income from discontinued operations	(0.02)	(0.01)	(0.34)	0.08
Net loss	$(0.99)	$(0.46)	$(2.17)	$(1.11)

Basic weighted average shares used	6,125,717	5,536,990	5,870,303	5,533,467

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2002	$55	$41,809	$(9,168)	$(651)	$—	$(1,188)	$30,857
Issuance of common stock	1	249	—	—	—	—	250
Conversion of debt into common stock	5	2,126	—	—	—	—	2,131
Conversion of operating partnership units into common stock	—	232	—	—	—	—	232
Acquisition of minority interest in the operating partnership	—	(147)	—	—	—	—	(147)
Amortization of deferred compensation	—	—	—	233	—	—	233
Repurchase of common stock					(69)	—	(69)
Accrued interest on receivable from principal stockholders	—	—	—	—	—	(3)	(3)
Net loss	—	—	(12,757)	—	—	—	(12,757)
Balance, September 30, 2003	$61	$44,269	$(21,925)	$(418)	$(69)	$(1,191)	$20,727

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,757)	$(6,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	2,022	(436)
Depreciation and amortization	7,360	6,708
Impairment of real estate asset	3,500	—
Deferred rental income	(312)	(256)
Minority interest	(1,845)	(806)
Deferred compensation expense	233	730
Amortization of loan premiums, included in interest expense	(425)	(441)
Mark to market adjustment on interest rate protection agreements	202	57
Interest income on receivable from principal stockholders	(39)	—
Net gain on sales of real estate assets	—	(153)
Net gain on extinguishment of debt	—	(38)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	96	961
Increase in accounts payable	(58)	(647)
Increase in prepaid and other assets	(2,051)	(3,268)
(Decrease) increase in accrued and other liabilities	(100)	586
Net cash used in operating activities:	(4,174)	(3,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	11,336	209
Capital improvements to real estate assets	(2,824)	(3,336)
Real estate acquisitions	(281)	(268)
Net cash provided by (used in) investing activities:	8,231	(3,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,098	21,931
Repayment of borrowings	(4,498)	(16,366)
Note payments to former limited partners	—	(2,055)
Note payments on litigation settlement	(250)	—
Issuance of common stock to principal stockholder	250	—
Repurchase of common stock	(69)	(14)
Acquisition of minority interest in the operating partnership	(223)	—
Distributions to common stockholders	—	(1,110)
Distributions to unitholders in the operating partnership	—	(145)
Collection of advance to affiliate	—	8
Net cash (used in) provided by financing activities:	(2,692)	2,249

Cash from discontinued operations	1,311	2,831

Increase (decrease) in cash	2,676	(1,458)

Cash, beginning of period	788	2,284

Cash, end of period	$3,464	$826

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,114	$10,119
Cash paid for income taxes	—	—

	Nine Months Ended September 30,
	2003	2002
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumptions of mortgage loans in acquisition of real estate assets	$6,077	$9,863
Seller financing of acquired real estate assets	—	955
Trust deed note receivable from disposition of real estate asset	—	1,100
Conversion of debt to related parties into common stock	2,131	—
Conversion of operating partnership units into common stock	232	—
Issuance of operating partnership units in acquisition of real estate asset	1,010	—
Receivable from related party regarding certain issues asserted by principal shareholder	270	—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2003, held a .89% general partner interest and an 85.74% limited partnership interest.  As of September 30, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 16 office, five industrial, three shopping center, and one apartment property, and one parcel of undeveloped land.  The 26 properties are located in eight states.

During the first nine months of 2003, the Company sold nine properties, which consisted of two apartment properties, one office property and six industrial properties, and acquired two office properties in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales and acquisitions were part of the Company’s strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  Most of the properties will be owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each OP Unit (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion.

Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate in a manner that will permit it to elect REIT status for 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.              For the tax year 2002, the Company was taxed as a C corporation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 specifies that certain financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Such financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003.  For all other instruments, FAS 150 is effective at the beginning of the third quarter of 2003.  The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  FAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003.  The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at September 30, 2003 and December 31, 2002.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  As of September 30, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000, which expire in December 2004.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the nine months ended September 30, 2003 and 2002, the Company recorded charges of $202,000 and $57,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.  The Company’s objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(6,086)	$(2,557)	$(12,757)	$(6,140)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(68)	(35)	(212)	(427)
Pro forma net loss	$(6,154)	$(2,592)	$(12,969)	$(6,567)

Per share data:
Basic and diluted, as reported	$(.99)	$(0.46)	$(2.17)	$(1.11)
Basic and diluted, proforma	$(1.00)	$(.47)	$(2.21)	$(1.19)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.37% and 11.60% limited partnership interest in the Operating Partnership at September 30, 2003 and December 31, 2002, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 224,500 at September 30, 2003 and OP Units (other than those held by the Company) outstanding of 945,139 at September 30, 2003 have not been included in the net loss per share calculation since their effect would be antidilutive.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

On July 30, 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 44,036 rentable square feet.  Acquisition costs of approximately $2,900,000 included the assumption of existing debt, a deferred payment of $183,734 and the issuance of 104,465 OP Units.

On May 7, 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 59,550 rentable square feet.  Acquisition costs of approximately $4,310,000 included the assumption of existing debt, a deferred payment of $343,228, of which $280,700 was paid in July 2003, and the issuance of 141,268 OP Units.

On August 28, 2002, the Company acquired an office property in Houston, Texas consisting of approximately 46,821 rentable square feet.  Acquisition costs of approximately $1,387,000 primarily included the assumption of existing debt with the remainder in cash.

On May 28, 2002, the Company acquired two office properties in the Houston area consisting of approximately 142,792 rentable square feet.  The aggregate acquisition costs of approximately $11,567,000 included proceeds from a tax-deferred exchange, the assumption of existing debt and seller financing.

DISPOSITIONS

On September 30, 2003, the Company sold Emerald Pointe, a 366-unit apartment property located in Texas for $10,100,000.

On September 12, 2003, the Company sold two properties:  Park Plaza, a 95,080 square foot industrial property located in Indiana, was sold for $3,225,000; and Oak Grove Commons, a 137,678 square foot industrial property located in Illinois, was sold for $5,921,000.

On July 18, 2003, the Company sold Northeast Commerce Center, a 100,000 square foot industrial property located in Ohio, for $4,771,000.

On July 9, 2003, the Company sold three properties: Northcreek, a 92,282 square foot office property located in Ohio, was sold for $5,620,000; Business Center, a 64,387 square foot industrial property located in Missouri, was sold for $3,655,000; and Jackson, a 320,000 square foot industrial property in Indiana, was sold for $4,000,000.

These seven properties sold during the third quarter of 2003 produced net proceeds of approximately $7,211,000, of which $560,000 is being held in escrow as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.  The sales generated a third quarter net gain of approximately $51,000, which is reflected as discontinued operations in the consolidated statements of operations.  The net gain was after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the seven properties.

On April 10, 2003, the Company sold an 82,560 square foot industrial property in Arizona for $4,100,000.  On May 15, 2003, the Company sold a 125-unit apartment property in California, for $12,500,000.  These two transactions produced net proceeds of $4,685,000 and generated a second quarter gain of $2,228,000.  The gain is reflected as discontinued operations in the consolidated statements of operations.

On October 15, 2002, the Company sold a 72,149 square foot shopping center in Missouri for $3,800,000 (“Maple Tree”).  On October 11, 2002, the Company sold a 152-unit apartment property in California, for $8,300,000 (“Creekside Apartments”).  Total net sales proceeds of $279,000, which were held in escrow at June 30, 2003 and December 31, 2002, were received in April 2003.

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

IMPAIRMENT OF REAL ESTATE HELD FOR INVESTMENT

During the third quarter of 2003, the Company recorded an impairment charge of $3,500,000 on an office property in Leawood, Kansas.  The impairment was based on an estimated decrease in the fair market value of the property.  On October 31, 2003, the property sold for $3,020,000.  The sale generated net proceeds of approximately $184,000.

NOTE 4.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2002, nine properties were classified as “Real estate held for sale”. These nine properties were sold during the second and third quarters of 2003.  The properties, located in seven states, consisted of six industrial properties, two apartment properties and one office property.  The industrial and office properties had an aggregate rentable square footage of approximately 892,000 and the apartment properties consisted of 491 total units.  The transactions generated net proceeds of approximately $11,896,000, of which $560,000 is being held in escrow as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.

The carrying amounts of the nine properties classified as “Real estate held for sale” at December 31, 2002 are summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet	December 31, 2002

Real estate	$54,411
Other	1,845
Real estate assets held for sale	$56,256

Notes payable, net (including $800 to related party)	$39,025
Accounts payable	525
Accrued and other liabilities	1,613
Liabilities related to real estate held for sale	$41,163

All real estate assets held by the Company on September 30, 2003 are considered assets held for investment.  No real estate was classified as held for sale by the Company at September 30, 2003.

Net income (loss) from discontinued operations.

Net loss from discontinued operations for the three and nine months ended September 30, 2003 includes the operations of the nine properties sold during the second and third quarters of 2003.  The seven properties sold during the third quarter of 2003 generated a net gain on sale of discontinued operations of $51,000.  The nine properties sold during the nine months ended September 30, 2003 generated a net gain on sale of discontinued operations of $2,279,000.  The net gain recognized for the third quarter and nine months was after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the seven properties.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Rental revenue	$893	$5,239
Total expenses	1,046	5,540
Net loss from discontinued operations before net gain on sale and impairment	(153)	(301)
Net gain on sale of discontinued operations	51	2,279
Impairment of real estate assets held for sale	—	(4,000)
Net loss from discontinued operations	$(102)	$(2,022)

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2002 includes the operations of the nine properties sold during the nine months ended September 30, 2003 and the operations of Maple Tree and Creekside Apartments, which were sold in the fourth quarter of 2002.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Rental revenue	$2,938	$8,798
Total expenses	2,944	8,173
Loss on early extinguishment of debt	—	(91)
Minority interest related to partially owned property	(31)	(98)
Net (loss) income from discontinued operations	$(37)	$436

NOTE 5.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following mortgage loans, bank lines, and notes payable outstanding related to continuing operations as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002
Secured loans with various lenders, net of unamortized premiums of $3,229 at September 30, 2003 and $3,655 at December 31, 2002, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $3 and $269 at September 30, 2003 and December 31, 2002, and maturing at various dates through August 11, 2012.	$117,356	$112,385

Secured loans with various banks bearing interest at variable rates ranging between 5.12% and 9.00% at September 30, 2003 and 5.38% and 9.00% at December 31, 2002, and maturing at various dates through May 1, 2008.	16,799	17,718

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing June 30, 2031.	11,570	11,679

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments of $101, maturing November 1, 2006.	475	645

Unsecured loans with various lenders, bearing interest at fixed rates between 5.65% and 20.00% at September 30, 2003 and 8.00% and 20.00% at December 31, 2002, and maturing at various dates through October 1, 2004.	984	1,083

Unsecured loan, non-interest bearing, which matured January 1, 2003. The loan was paid in April 2003.	—	58

Unsecured loan with Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, was a partner. The loan, which bore interest at prime, was exchanged for stock in May 2003.	—	199

Unsecured loan with John N. Galardi, a director and principal stockholder, with a fixed interest rate of 8.00%, payable on demand. The loan was exchanged for stock in May 2003.	—	1,600

Total	$147,184	$145,367

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of September 30, 2003 and December 31, 2002, the unamortized debt premiums included in the above schedule were $3,229,000 and $3,655,000, respectively.

In September 2003, a note payable in the amount of $510,000 was repaid with the proceeds from the sale of Emerald Pointe.  The note bore interest at prime plus 1%.

In August 2003, the Company refinanced a $1,300,000 loan secured by Van Buren, a parcel of undeveloped land, and entered into a new two-year loan agreement in the amount of $1,340,000.  The new loan bears interest at a fixed rate of 12% per annum and matures August 1, 2005.

In July 2003, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,723,000.  The loan bears interest at a fixed rate of 7.41% per annum and matures in May 2012.  The Company also entered into an agreement that provided for seller financing of $710,000, bearing interest at a fixed rate of 7.41% per annum and maturing in July 2005.

In May 2003, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000.  The loan bears interest at a fixed rate of 6.80% per annum and matures in August 2012.  The Company also entered into an agreement that provided for seller financing of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

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

In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004.  Three of these loans were repaid in the third quarter of 2003 in connection with property sales.  The balance of the two remaining loans totaled $9,615,000 as of September 30, 2003.

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

In July 2002, the lender for the loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of September 30, 2003, the amount due under the matured portion of the loan was $2,929,000 and the aggregate principal balance of the loan agreement was $6,591,000.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  The Company is working with the new lender and a potential purchaser of one of the properties.  The lender has orally agreed to use the proceeds from the proposed sale of the property to pay off the matured loan.  The Company and the lender are negotiating how the remainder of the proceeds will be applied.  The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

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

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new one-year loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at September 30, 2003).

Net proceeds of $1,026,000 were received as a result of the refinancing.  The loan, which matured in June 2003, was extended to December 1, 2003 during the third quarter of 2003.

In May 2002, the Company financed insurance premiums of $859,000 on its properties.  Other insurance premiums totaling $277,000 were financed during 2002.  The debt was paid in full in 2003.

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an industrial property, and entered into a new loan agreement in the amount of $4,314,000.  Net proceeds of $383,000 were received as a result of the refinancing.  The new loan, which bore interest at a fixed rate of 7.61% per annum, was repaid in September 2003 upon the sale of the property.

In March 2002, the Company refinanced a $2,750,000 loan partially secured by Countryside Office Park and entered into a new loan agreement in the amount of $5,025,000.  The new loan bears interest at a fixed rate of 7.38% per annum and matures in March 2012.  Net proceeds of $1,887,000 were received as a result of the refinancing.

In January 2002, the Company refinanced a $4,500,000 loan partially secured by Northcreek and entered into a new loan agreement in the amount of $5,625,000.  Net proceeds of $639,000 were received as a result of the refinancing.  The new loan, which bore interest at a fixed rate of 7.58% per annum, was repaid in July 2003 upon the sale of the property.

NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout matter, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Sierra Pacific Development Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company.  This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.  The note may be prepaid in whole or in part at any time without penalty.

As part of the settlement, the Company agreed to pay legal fees totaling $1,200,000 to the plaintiff’s counsel.  The Company made a scheduled payment of $250,000 in the third quarter of 2003 with the remaining $950,000 consisting of two promissory notes.  The first note, in the amount of $700,000, bears interest at 6% per annum and matures in March 2006.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.           The second promissory note, in the amount of $250,000, bears no interest and matures in March 2006.  The notes, which are secured by a second deed of trust on an office property owned by the Company, may be prepaid in whole or in part at any time without penalty.

In connection with the agreement, John N. Galardi, a director and principal stockholder of the Company, and William J. Carden, a director and the Chairman, President and Chief Executive Officer of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  The interest due on the receivable was offset against a payable to an affiliated entity.

NOTES PAYABLE, FORMER LIMITED PARTNERS

Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares.  The notes, which totaled $2,291,671, bore interest at 5.92% per annum and matured in October 2009.  Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002.  The notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.  During 2002, $2,055,049 of the notes, plus accrued interest, was paid.  The principal balance of the notes as of September 30, 2003 was $236,622.  In October 2003, the balance of the notes, plus accrued interest, was paid.

NOTE 6.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.37% and 11.60% limited partnership interest in the Operating Partnership at September 30, 2003 and December 31, 2002, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion.

In July 2003, the Company purchased 7,329 OP Units from Nooney Development Partners, L.P. for $223,000 pursuant to an agreement entered into at the time of the Consolidation.

During the nine months ended September 30, 2003, the Company issued a total of 245,733 OP Units to an affiliated entity in connection with the acquisition of two office properties in Houston, Texas.

During the nine months ended September 30, 2003, a total of 18,870 OP Units were exchanged for an equivalent number of shares of Common Stock.

NOTE 7.  REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 20,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of (the “Put”) the stock back to the Company at a fixed price of $15.00 per share during the period from October 31, 2002 to November 30, 2002.  On November 26, 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003.  In May 2003, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $15.00 per share or a total of $300,000.  The Company and holder have agreed to the following payment schedule:  $100,000 on November 29, 2003; and $200,000 on February 28, 2004.

NOTE 8.  REPURCHASE OF COMMON STOCK

In May 2003, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of its common stock from the proceeds of property sales.  Such purchases would be made from time to time in open market transactions.

During the third quarter of 2003, the Company repurchased a total of 17,500 shares at an average price of $3.69 per share in open market transactions.  The total cost of the stock repurchases amounted to $66,310.

Pursuant to the settlement of the Teachout litigation (see Note 11), the Company repurchased 182 shares from a former limited partner of Sierra Pacific Development Fund II for $2,457, or $13.50 per share, during the third quarter of 2003.

NOTE 9.  RELATED PARTY TRANSACTIONS

In October 2003 and July 2003, the Company made payments of $600,000 and $400,000, respectively, on its indebtedness to an affiliated entity, reducing the balance due to $313,854, inclusive of the balance remaining on the deferred payments mentioned below.

In October 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 57,156 rentable square feet.  Acquisition costs of approximately $3,500,000 were funded with a new mortgage loan, the assumption of existing debt, the issuance of 121,591 OP Units, a deferred payment of $6,740 and cash.

In July 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of 44,036 rentable square feet.  Acquisition costs of approximately $2,900,000 included the assumption of existing debt, a deferred payment of $183,734 and the issuance of 104,465 OP Units.

In May 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of 59,550 rentable square feet.  Acquisition costs of approximately $4,310,000 included the assumption of existing debt, a deferred payment of $343,228, of which $280,700 was paid in July 2003, and the issuance of 141,268 OP Units.

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

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  The interest due on the receivable was offset against a payable to an affiliate.

Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company’s assumption of an executive suite in an office building owned by the Company.  The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

During the first quarter of 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife and a trust for his children.  These payments reduced the balance due to ASJ, Ltd. to $200,000 as of September 30, 2003.

NOTE 10.  SEGMENT INFORMATION

As of September 30, 2003, the Company owned a diverse portfolio of properties comprising office, industrial, shopping center properties, an apartment property, and a parcel of undeveloped land.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the

Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and nine months ended September 30, 2003 and 2002 is as follows (dollars in thousands):

Three Months Ended September 30,	Office	Industrial	Shopping Center	Apartment	Undeveloped Land and Other	Property Total
2003
Rental revenue	$4,775	$840	$338	$671	$7	$6,631
Property operating expenses	2,285	264	188	403	13	3,153
Net operating income (NOI)	$2,490	$576	$150	$268	$(6)	$3,478
Real estate held for investment, net	$133,658	$22,623	$9,496	$14,050	$2,371	$182,198

2002
Rental revenue	$5,614	$757	$323	$674	—	$7,368
Property operating expenses	2,249	247	126	371	$88	3,081
Net operating income (NOI)	$3,365	$510	$197	$303	$(88)	$4,287
Real estate held for investment, net	$133,733	$23,665	$12,593	$14,635	$4,044	$188,670

Nine Months Ended September 30,	Office	Industrial	Shopping Center	Apartment	Undeveloped Land and Other	Property Total
2003
Rental revenue	$14,765	$2,262	$1,054	$2,062	$57	$20,200
Property operating expenses	6,279	797	421	1,055	95	8,647
Net operating income (NOI)	$8,486	$1,465	$633	$1,007	$(38)	$11,553
Real estate held for investment, net	$133,658	$22,623	$9,496	$14,050	$2,371	$182,198

2002
Rental revenue	$16,016	$2,499	$1,124	$2,028	—	$21,667
Property operating expenses	5,864	655	400	1,034	$215	8,168
Net operating income (NOI)	$10,152	$1,844	$724	$994	$(215)	$13,499
Real estate held for investment, net	$133,733	$23,665	$12,593	$14,635	$4,044	$188,670

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Total revenues for reportable segments	$6,631	$7,368	$20,200	$21,667
Other revenues	34	46	77	197
Total consolidated revenues	$6,665	$7,414	$20,277	$21,864

NET LOSS
NOI for reportable segments	$3,478	$4,287	$11,553	$13,499
Unallocated amounts:
Interest and other income	34	46	77	197
General and administrative expenses	(1,650)	(2,117)	(4,952)	(6,346)
Depreciation and amortization	(2,523)	(2,367)	(7,360)	(6,708)
Impairment of real estate asset	(3,500)	—	(3,500)	—
Interest expense	(2,753)	(2,774)	(8,398)	(8,215)
Net gain on sales of real estate assets	—	69	—	153
Net gain on extinguishment of debt	—	—	—	38
Net loss before minority interest and discontinued operations	$(6,914)	$(2,856)	$(12,580)	$(7,382)

	September 30,
	2003	2002
ASSETS
Total assets for reportable segments	$182,198	$188,670
Real estate assets held for sale	—	69,460
Cash and cash equivalents	3,464	826
Tenant and other receivables, net	557	330
Deferred rent receivable	743	342
Deposits held in escrow	560	1,100
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,442	7,853
Total consolidated assets	$201,964	$272,581

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

On October 16, 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding the settlement in this matter.              By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the Fourth Amended Complaint.  Plaintiffs have agreed to release such claims, pursuant to the Memorandum.  As this matter is a class action, the parties need to obtain court approval to complete the settlement and to administer the payment of the settlement amounts to the class members.  The settlement is funded, in its entirety, by insurance coverage.

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

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a definitive repayment plan and secured the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.  Pursuant to the settlement agreement, the Company made its first two interest payments on June 2, 2003 and September 2, 2003, respectively.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.  Pursuant to the settlement, the Company made a scheduled payment of $250,000 to plaintiff’s counsel in the third quarter of 2003.  The remaining balance due to plaintiff’s counsel of $950,000 is due in March 2006.  The total obligation due under the settlement as of September 30, 2003 and December 31, 2002 of $9,750,000 and $10,000,000, respectively, is reflected as a separate line item in the accompanying consolidated financial statements.

In connection with the agreement, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  The interest due on the receivable was offset against a payable to an affiliated entity.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

The Company has contractual obligations and commitments with regards to the litigation settlement, employment agreements and an operating lease and consulting commitment.  The following table aggregates these contractual obligations and commitments subsequent to September 30, 2003 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Litigation settlement	$—	$—	$—	$9,750	$—	$—	$9,750
Employee obligations	279	664	—	—	—	—	943
Operating lease commitment	9	37	12	—	—	—	58
Consulting commitment	25	5					30
Total	$313	$706	$12	$9,750	$—	$—	$10,781

NOTE 12.  SUBSEQUENT EVENTS

On October 27, 2003, the Company acquired an office property from an affiliated entity.  The property is located in Houston, Texas and consists of approximately 57,156 rentable square feet.  Acquisition costs of approximately $3,476,000 were funded with a new mortgage loan, the assumption of existing debt, the issuance of 121,591 OP Units, a deferred payment and cash.

On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company.  The purchase of this note was funded with a new loan to the Company from the lender that owned the note.  Loan costs of approximately $41,000 were incurred in connection with the transaction.

On October 31, 2003, the Company sold Leawood, an 86,355 square foot office property located in Kansas, for $3,020,000.  An impairment charge of $3,500,000 was recorded on the property during the third quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates various income-producing properties.  Substantially all of the Company’s assets are held through the Operating Partnership, in which the Company, as of September 30, 2003, held a .89% general partner interest and an 85.74% limited partnership interest.  As of September 30, 2003, through the Operating Partnership, the Company owned and operated 26 properties, which consisted of 16 office, five industrial, three shopping center, and one apartment property, and a parcel of undeveloped land.  The 26 properties are located in eight states.

During 2003, the Company sold nine properties, which consisted of two apartment properties, one office property and six industrial properties, and acquired two office properties in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales and acquisitions were part of the Company’s strategy to sell certain of its properties in its non core markets and acquire additional properties in its core property types and core geographic markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

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

•                  Management is reconsidering whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  In the event such election is made, the election could be effective as early as January 1, 2003 upon the filing of the appropriate forms for the 2003 tax year.  In this regard, the Company plans to operate in a manner that will permit it to elect REIT status for 2003.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.  For the tax year 2002, the Company was taxed as a C corporation.

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of the nine properties sold in 2003 were reported as discontinued operations in the results of operations for the third quarter and nine months of 2003.  For the third quarter and nine months of 2002, the results of the eleven properties sold are reported as discontinued operations.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.  The operating results of any properties acquired during the period include operations from the date of acquisition.

Discussion of the three months ended September 30, 2003 and 2002.

Rental revenue. For the three months ended September 30, 2003, the Company recorded rental revenue of $6,631,000 compared to $7,368,000 for the three months ended September 30, 2002.  This reduction was primarily the result of a decrease in occupancy, particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants.  This reduction was offset in part by revenue related to acquired properties.  The third quarter revenue includes results from two office properties acquired subsequent to the end of the third quarter of 2002 and one office property acquired during the third quarter of 2002.  These three office properties were acquired in July 2003, May 2003 and August 2002.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment was 83% at September 30, 2002 and 75% at September 30, 2003.

Property operating expenses.  For the three months ended September 30, 2003, the Company recorded property operating expenses of $3,153,000 compared to $3,081,000 for the three months ended September 30, 2002, a 2% increase.  This increase was primarily due to property operating expenses of $200,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties due to expense control measures put in place during the past year.

General and administrative.  General and administrative expenses decreased by $467,000 for the third quarter of 2003 compared to the prior year third quarter primarily due to lower professional fees especially for legal services and also due to a decrease in compensation expense related to common stock grants.  During the third quarter of 2003, the Company recorded a $77,000 charge relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  Additional charges, primarily relating to severances and lease expense, will be incurred in the fourth quarter of 2003 and possibly early 2004.  Closure of these offices is expected to reduce expenses in the future.

Depreciation and amortization.  Depreciation and amortization expense increased by $156,000 in the third quarter of 2003 compared to the third quarter of the prior year due to the acquisition of the three properties previously mentioned and depreciation of improvements and amortization of capitalized lease costs incurred after the thrid quarter of 2002 for the existing properties.

Interest expense.  Interest expense decreased by $21,000 for the third quarter of 2003 in comparison to the third quarter of the prior year.  This decrease was attributable to the conversion of debt to common stock and due to reduced interest on an outstanding payable related to a settlement agreement.  This decrease was offset to an extent by interest costs related to the acquisition of three properties.

Impairment of real estate asset held for investment.  During the third quarter of 2003, the Company recorded an impairment charge of $3,500,000 on an office property in Leawood, Kansas.  The impairment was based on an estimated decrease in the fair market value of the property.  On October 31, 2003, the property sold for $3,020,000.  The sale generated net proceeds of approximately $184,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $153,000 for the three months ended September 30, 2003 compared to a loss of $37,000 for the third quarter of the prior year.  The discontinued operations represent net loss from operations of the properties sold.  For 2003, these properties consist of nine properties versus eleven properties for 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Rental revenue	$893	$2,938
Total expenses	1,046	2,944
Minority interest related to partially owned property	—	(31)
Net loss from discontinued operations	$(153)	$(37)

Gain on sale of discontinued operations.  The Company sold seven properties (five industrial properties, one office property and one apartment property) in the third quarter of 2003 for an aggregate of $37,292,000 and recognized a net gain of $51,000, after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the seven properties.  The three properties consisted of one office and two industrial properties.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. The sales of the seven properties generated net proceeds of approximately $7,211,000 of which $560,000 is being held in escrow as a source to facilitate the funding of a future acquisition in a tax deferred exchange.

Discussion of the nine months ended September 30, 2003 and 2002.

Rental revenue. For the nine months ended September 30, 2003, the Company recorded rental revenue of $20,200,000 compared to $21,667,000 for the nine months ended September 30, 2002.  This reduction was primarily the result of a decrease in occupancy, particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants.  This reduction was offset in part by revenue related to acquired properties.  For the first nine months of 2003, revenue includes results from five office properties acquired during 2003.  The office properties were acquired in the following months:  one in each of July 2003, May 2003 and August 2002; and two in May 2002.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held from investment was 83% at September 30, 2002 and 75% at

September 30, 2003.

Property operating expenses.  For the nine months ended September 30, 2003, the Company recorded property operating expenses of $8,647,000 compared to $8,168,000 for the nine months ended September 30, 2002.  This increase is primarily due to property operating expenses of $864,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties due to expense control measures put in place during the past year.

General and administrative.  General and administrative expenses decreased by $1,394,000 for the first nine months of 2003 compared to the prior year first nine months.  This decrease is due (i) to a reduction of compensation expense in the 2003 due to downsizing of staff and lower compensation expense related to common stock grants, (ii) to the inclusion of non recurring expenses related to the consolidation in the first quarter of 2002, (iii) lower professional fees, especially for legal services, and (iv) to expense control measures put in place during the past year.  During the second and third quarter of 2003, the Company recorded an aggregate charge of  $122,000 relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  Additional charges, primarily relating to severances and lease expense, will be incurred in the fourth quarter of 2003 and possibly early 2004.  Closure of these offices is expected to reduce expenses in the future.

Depreciation and amortization.  Depreciation and amortization expense increased by $652,000 in the first nine months of 2003 compared to the first nine months of the prior year due to the acquisition of the five properties previously mentioned and, to a lesser extent, depreciation of improvements and amortization of capitalized lease costs incurred after the third quarter of 2002 for the existing properties.

Interest expense.  Interest expense increased by $183,000 for the first nine months of 2003 compared to the first nine months of the prior year primarily due to interest associated with the five new properties acquired, offset in part by reduced interest on an outstanding payable due to a settlement agreement and the conversion of debt to common stock.

Impairment of real estate asset held for investment.  During the third quarter of 2003, the Company recorded an impairment charge of $3,500,000 on an office property in Leawood, Kansas.  The impairment was based on an estimated decrease in the fair market value of the property.  On October 31, 2003, the property sold for $3,020,000.  The sale generated net proceeds of approximately $184,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $301,000 for the nine months ended September 30, 2003 compared to net income of $436,000 for the nine months ended September 30, 2002.  The discontinued operations represent results from the properties sold.  For 2003, these properties consist of nine properties versus eleven properties for 2002.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The (loss) income from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Rental revenue	$5,239	$8,798
Total expenses	5,540	8,173
Loss on early extinguishment of debt	—	(91)
Minority interest related to partially owned property	—	(98)
Net (loss) income from discontinued operations	$(301)	$436

Gain on sale of discontinued operations.  The Company sold nine properties (six industrial properties, one office property and two apartment properties) in the first nine months of 2003 for an aggregate of $53,892,000 and recognized a gain of $2,279,000, after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the nine properties sold.  The three properties consisted of one office and two industrial properties.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The sales of the nine properties generated net proceeds of approximately $11,896,000 of which $560,000 is being held in escrow as a source to facilitate the funding of a future acquisition in a tax deferred exchange.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $12,757,000 for the nine months ended September 30, 2003, which included (i) the following non-cash charges: depreciation and amortization on real estate held for investment of $7,360,000, impairment on real estate held investment of $3,500,000, deferred compensation expense of $233,000, mark to market adjustments on interest rate protection agreements of $202,000 and impairment on the value of certain properties sold during the period of $4,000,000; and (ii) the following other non-cash items: deferred rental income of $312,000, minority interest of $1,845,000 and amortization of loan premiums of $425,000.  Net cash used by operating activities amounted to $4,174,000 for the nine months ended September 30, 2003 primarily to (i) fund prepaid and other assets, which includes contributions to lenders for funds held in escrow, mainly for payment of taxes, insurance and capital improvements, (ii) fund operations, and (iii) pay $400,000 on an amount owed to a related party.

Net cash provided by investing activities of $8,231,000 was primarily due to proceeds of $11,336,000 generated from the sale of eight properties in the second and third quarters of 2003, partially offset by capital expenditures of $2,824,000 and a cash payment of $281,000 related to an acquisition of a property in May 2003.  The proceeds from the sale of the one other property are being held in escrow to facilitate the funding of a future acquisition in a tax deferred exchange.  The capital expenditures were primarily due to tenant build-outs.  Net cash used in investing activities of $3,395,000 for the nine months ended September 30, 2002 consisted of (i) $3,336,000 paid for capital expenditures, which in large part were related to major renovations on an apartment property (which was sold in September 2003) and $268,000 paid as part of the consideration for a property acquisition, less (ii) $209,000 in proceeds received from the sales of real estate assets.

Net cash used in financing activities amounted to $2,692,000 during the nine months ended September 30, 2003.  Repayments of borrowings of  $4,498,000 during the nine months ended September 30, 2003 consisted of scheduled principal payments of $2,688,000, payment of a loan for $1,300,000, which was refinanced, and repayment of a loan with a balance of $510,000.  Proceeds from borrowings, which totaled $2,098,000, consisted of (i) $1,340,000 to refinance debt on a property, (ii) $728,000 to fund property insurance premiums and service fees and (ii) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002.  The mortgage of $830,000 was repaid in conjunction with the sale of the property in April 2003.  In addition, funds were used to pay amounts due related to the Teachout settlement, to acquire units in the Operating Partnership, and to purchase 17,500 shares of common stock of the Company pursuant to a stock repurchase plan previously disclosed (see Note 8).  Also, John N. Galardi purchased 60,975 shares of the Company’s common stock for $250,000 in May 2003.  Net cash provided by financing activities amounted to $2,249,000 during the nine months ended September 30, 2002.  Proceeds received from borrowings totaled $21,931,000, which was primarily received from refinancing of existing debt.  Repayment of borrowings, which amounted to $16,366,000, was primarily for repayment of the debt refinanced and $2,668,000 for scheduled principal payments.  Note payments to former limited partners totaling $2,055,000 and distributions totaling $1,255,000 were also made during the nine months ended September 30, 2002.

In September 2003, a note payable in the amount of $510,000 was repaid with the proceeds from the sale of Emerald Pointe.  The note bore interest at prime plus 1%.

In August 2003, the Company refinanced a $1,300,000 loan secured by Van Buren, a parcel of undeveloped land, and entered into a new two-year loan agreement in the amount of $1,340,000.  The new loan bears interest at a fixed rate of 12% per annum and matures August 1, 2005.

In July 2003, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,723,000.  The loan bears interest at a fixed rate of 7.41% per annum and matures in May 2012.  The Company also entered into an agreement that provided for seller financing of $710,000, bearing interest at a fixed rate of 7.41% per annum and maturing in July 2005.

In May 2003, through the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000.  The loan bears interest at a fixed rate of 6.80% and matures in August 2012.  The Company also entered into an agreement that provided for seller financing of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

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

In January 2002, the Company refinanced a $4,500,000 loan partially secured by Northcreek and entered into a new loan agreement in the amount of $5,625,000.  Net proceeds of $639,000 were received as a result of the refinancing.  The new loan, which bore interest at a fixed rate of 7.58% per annum, was repaid in July 2003 upon the sale of the property.

In March 2002, the Company refinanced a $2,750,000 loan partially secured by Countryside Office Park and entered into a new loan agreement in the amount of $5,025,000.  The new loan bears interest at a fixed rate of 7.38% per annum and matures in March 2012.  Net proceeds of $1,887,000 were received as a result of the refinancing.

In April 2002, the Company refinanced a $3,650,000 loan secured by Oak Grove Commons, an industrial property, and entered into a new loan agreement in the amount of $4,314,000.  Net proceeds of $383,000 were received as a result of the refinancing.  The new loan, which bore interest at a fixed rate of 7.61% per annum, was repaid in September 2003 upon the sale of the property.

In May 2002, through the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000.  The loans bear interest at a fixed rate of 7.45% per annum and mature in May 2012.  The Company also entered into an agreement which provided for seller financing of $955,000, bearing interest at a fixed rate of 7.45% per annum and maturing in May 2004.

In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a new one-year loan agreement in the amount of $3,000,000.  The new loan bears interest at Libor plus 2.85% with a minimum of 5.75% per annum (5.75% at June 30, 2003).  Net proceeds of $1,026,000 were received as a result of the refinancing.  The loan, which matured in June 2003, was extended to December 1, 2003 during the third quarter of 2003.

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

In July 2002, the lender for the loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  As of September 30, 2003, the amount due under the matured portion of the loan was $2,929,000 and the aggregate principal balance of the loan agreement was $6,591,000.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  The Company is working with the new lender and a potential purchaser of one of the properties.  The lender has orally agreed to use the proceeds from the proposed sale of the property to pay off the matured loan.  The Company and the lender are negotiating how the remainder of the proceeds will be applied.  The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

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

In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004.  Three of these loans were repaid in the third quarter of 2003 in connection with property sales.  The balance of the two remaining loans totaled $9,615,000 as of September 30, 2003.

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

During the first nine months of 2003, the Company recorded a $122,000 charge relating to the closure of its administrative offices in St. Louis, Missouri and New York, New York.  The charge, which is related to severance payments to the administrative support staff, is included in general and administrative expenses.  As of September 30, 2003, the Company has paid $21,450 of the $122,000 charge.  Additional charges, primarily relating to severances and lease expense, will be incurred in the fourth quarter of 2003 and possibly early 2004.  Closure of these offices is expected to reduce expenses in the future.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held.  In addition, the Company anticipates capital costs to be incurred related to re-leasing space and improvements to properties, litigation settlement costs and other fees for professional services.  The funds to meet these obligations will be obtained from proceeds of the sale of assets, lender held funds and refinancings of properties.  Based on current analysis, the Company believes that the cash generated by these anticipated activities will be adequate to meet these obligations.  There can be no assurance, however, that these activities will occur and that substantial cash will be generated.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations with regards to future principal payments of debt, a litigation settlement, employment agreements and an operating lease and consulting commitment.  The following table aggregates the Company’s expected contractual obligations and commitments subsequent to September 30, 2003 (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$6,890	$17,800	$7,309	$7,227	$12,738	$91,991	$143,955
Debt to former limited partners	—	—	—	—	—	237	237
Litigation settlement	—	—	—	9,750	—	—	9,750
Employee obligations	279	664	—	—	—	—	943
Operating lease commitment	9	37	12	—	—	—	58
Consulting commitment	25	5					30
Total	$7,203	$18,506	$7,321	$16,977	$12,738	$92,228	$154,973

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

The following table sets forth the Company’s calculation of FFO and a reconciliation to a comparable GAAP disclosure for the nine months ended September 30, 2003 and 2002 (in thousands):

	2003	2002
Loss from operations before minority interest and discontinued operations	$(12,580)	$(7,382)
Depreciation and amortization	7,360	6,708
Impairment of real estate asset	3,500	—
Net gain on sale of real estate assets	—	(153)
(Loss) income from discontinued operations	(301)	436
Depreciation and amortization from discontinued operations	1,490	2,294
Minority interest on partially owned property from discontinued operations	—	98
FFO	$(531)	$2,001

Reconciliation to comparable GAAP measurement:

FFO	$(531)	$2,001
Deferred rental income	(312)	(256)
Deferred compensation expense	233	730
Amortization of loan premiums, included in interest expense	(425)	(441)
Mark to market adjustment on interest rate protection agreements	202	57
Interest income on receivable from principal stockholders	(39)	—
Net gain on extinguishment of debt	—	(38)
Changes in operating assets and liabilities, continuing operations	(2,114)	(2,368)
Changes in operating assets and liabilities, discontinued operations	123	3
	$(2,863)	$(312)

Net cash used in operating activities	$(4,174)	$(3,143)
Cash provided from discontinued operations	1,311	2,831
	$(2,863)	$(312)

FFO decreased by $2,532,000 for the nine months ended September 30, 2003 compared to same period in 2002 for the reasons discussed in the analysis of Results of Operations.

INFLATION

Substantially all of the leases at the industrial and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the apartment property generally provide for an initial term of one month to one year and allow for rent adjustments at the time of renewal.  Leases at the office properties typically provide for rent adjustments and pass-through of increases in operating expenses during the term of the lease.  All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in notional amounts totaling approximately $9,600,000 at September 30, 2003, effectively fix the interest rate at 2.42% plus the applicable variable rate margin (effective rate of 6.42% at September 30, 2003).

At September 30, 2003, the Company’s total indebtedness included fixed-rate debt of approximately $140,371,000 and floating-rate indebtedness of approximately $16,800,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $168,000, or $0.03 per share, based upon the balances outstanding on variable rate instruments at September 30, 2003.

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

On October 16, 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding the settlement in this matter.  By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the Fourth Amended Complaint.  Plaintiffs have agreed to release such claims, pursuant to the Memorandum.  As this matter is a class action, the parties need to obtain court approval to complete the settlement and to administer the payment of the settlement amounts to the class members.  The settlement is funded, in its entirety, by insurance coverage.

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

In January 2003, the parties reached a settlement regarding this matter.  Under the settlement, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a definitive repayment plan and secured the repayment obligation with a second deed of trust on an office building owned by the Company.  The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum.  Interest only payments will be made quarterly until the note is paid.  The note may be prepaid in whole or in part at any time without penalty.  Pursuant to the settlement agreement, the Company made its first two interest payments on June 2, 2003 and September 2, 2003, respectively.

As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff’s counsel.  Pursuant to the settlement, the Company made a scheduled payment of $250,000 to plaintiff’s counsel in the third quarter of 2003.  The remaining balance due to plaintiff’s counsel of $950,000 is due in March 2006.  The total obligation due under the settlement as of September 30, 2003 and December 31, 2002 of $9,750,000 and $10,000,000, respectively, is reflected as a separate line item in the accompanying consolidated financial statements.

In connection with the agreement, John N. Galardi, a director and principal stockholder of the Company, and William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company, acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  The interest due on the receivable was offset against a payable to an affiliated entity.

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

(b)  Reports on Form 8-K:

On July 24, 2003, a report on Form 8-K was filed with respect to Item 2.

On August 11, 2003, a report on Form 8-K was filed with respect to Item 12.

On September 26, 2003, a report on Form 8-K was filed with respect to Item 5.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 10, 2003

By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: November 10, 2003

By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002