Form 10-K
period 2003-12-31
AMERICAN SPECTRUM REALTY INC
filed 2004-03-17
CIK 1121783

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland (State or other jurisdiction of incorporation or organization)	52-2258674 (I.R.S. Employer Identification No.)
5850 San Felipe, Suite 450 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)
(713) 706-6200 (Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Act:
Title of each class Common Stock, $.01 par value	Name of each exchange on which registered American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2003, the last business day of the Company's most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,270,717. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,736,213 shares of Common Stock (without giving effect to one-for-four reverse stock split which became effective March 2, 2004) held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

        As of March 5, 2004, 1,555,442 shares of Common Stock ($.01 par value) were outstanding (adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004).

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III: Portions of the Registrant's definitive proxy statement to be issued in connection with the Registrant's annual stockholder's meeting to be held April 28, 2004, which will be filed by March 29, 2004.

PART I

ITEM 1. BUSINESS

General Description of Business

        American Spectrum Realty, Inc. ("ASR" or the "Company") is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through an operating partnership (the "Operating Partnership") in which the Company, as of December 31, 2003, held a .88% general partner interest and an 86.5% limited partnership interest. As of December 31, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land. The 26 properties are located in seven states.

        During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area. The property sales are part of the Company's strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina's, its non-core markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

        The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company's interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership. If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals the amount of distributions paid on each limited partnership unit in the Operating Partnership ("OP Unit"). Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

        Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2003 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2003, the Company was taxed as a C corporation.

Consolidation Transaction

        In October 2001, the Company acquired various properties in a consolidation transaction (the "Consolidation"). Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. ("CGS") and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates. Sierra Pacific Pension Investors "84 ("SPPI84"), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation. Prior to the Consolidation, SPPI84's activities involved the ownership and operation of two real estate properties in Arizona: Pacific Spectrum in Phoenix, Arizona and Valencia in Tucson, Arizona (Valencia

was sold in 2003). Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

Business Objectives and Strategy

        The Company's fundamental business objective is to maximize stockholder value. The Company intends to achieve its business objective through opportunistic investments and by executing its other operating strategies.

        The Company's future growth will be focused on multi-tenant suburban office and industrial properties in the high growth markets of Texas, Arizona and California. Properties in non-core markets will be sold and the net proceeds redeployed into funding future acquisitions in core markets and to pay for capital expenditures and reduce debt.

        Opportunities to Acquire Undervalued and Undermanaged Properties.    The Company believes it is positioned to invest in properties, either individually or in portfolios, at attractive prices, often at costs lower than replacement cost. This will be accomplished using the Company's knowledge of its core geographical markets and core property types, as well as its established capability to identify, and negotiate with, highly-motivated sellers, which include individuals as well as such institutions as banks, insurance companies and pension funds. The Company will not set a maximum target purchase price but rather it will tailor its acquisitions to under performing properties, which the Company believes are attractively priced due to relative physical or operating deficiencies. The Company believes that its real estate expertise will allow it to, when necessary, reposition, renovate or redevelop these properties to make them competitive in their local markets.

        Competitive Advantages.    The Company believes it has competitive advantages that will enable it to be selective with respect to real estate investment opportunities and allow it to successfully pursue its growth strategy. Based on its management's experience, the Company expects that its presence in geographically diverse markets will increase its exposure to opportunities for attractive acquisitions of various types of properties throughout its operating region and provide it with competitive advantages which enhance its ability to do so, including:

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

        Property Management Strategies.    The Company has procedures and expertise which permit it to manage effectively a variety of types of properties throughout the United States. The decentralized structure with strong local management enables it to operate efficiently. In seeking to maximize revenues, minimize costs and increase the value of the properties, the Company follows aggressive property management policies. Among the property management techniques emphasized are regular and comprehensive maintenance programs, regular and comprehensive financial analyses, the use of a master property and casualty insurance program, aggressive restructuring or conversion of tenants spaces and frequent appearances before property tax assessors, planning commissions and other local governmental bodies. The Company believes that its management of the properties will be a substantial factor in its ability to realize its objectives of maximizing earnings.

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

Competition

        The Company competes with other entities both to locate suitable properties for acquisition and to locate purchasers for its properties. While the markets in which it competes are highly fragmented with no dominant competitors, the Company faces substantial competition in both its leasing and property acquisition activities. There are numerous other similar types of properties located in close proximity to each of its properties. The amount of leasable space available in any market could have a material adverse effect on the Company's ability to rent space and on the rents charged. Competition for acquisition of existing properties from institutional investors and publicly traded REITs has increased substantially in the past several years. In many of the Company's markets, institutional investors and owners and developers of properties compete vigorously for the acquisition, development and leasing of space. Many of these competitors have greater resources and more experience than the Company.

Employees

        As of December 31, 2003, ASR employed 49 individuals, including on-site property management and maintenance personnel.

Environmental Matters

        Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring of regulated hazardous substances released on or from a property. These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release. The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties. In addition, these factors could hinder the Company's ability to borrow against the properties. The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs. In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances. The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties. Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties. The Company has become aware that two of its properties may contain hazardous substances above reportable levels. The Company is currently evaluating this situation to determine an appropriate course of action.

        The Company may decide to acquire a property with known or suspected environmental contamination after it evaluates that business risk, the potential costs of investigation or remediation, and the potential costs to cure identified non-compliances with environmental laws or regulations. In connection with its acquisition of properties, the Company may seek to have the seller indemnify it against environmental conditions or non-compliances existing as of the date of purchase, and under appropriate circumstances, it may obtain environmental insurance. In some instances, the Company may become the assignee of or successor to the seller's indemnification rights arising from the seller's acquisition agreement for the property. Additionally, the Company may try to structure its leases for the property to require the tenant to assume all or some of the responsibility for environmental compliance and remediation, and to provide that material non-compliance with environmental laws or regulations will be deemed a default under the lease. However, there can be no assurances that, despite these efforts, liability will not be imposed on the Company under applicable federal, state, or local environmental laws or regulations relating to the properties.

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

Acquisitions

        On November 13, 2003, the Company acquired an office property in Houston, Texas, consisting of approximately 89,695 rentable square feet. Acquisition costs of approximately $3,476,000 were primarily funded with a new mortgage loan with the remainder in cash.

        Between May 7, 2003 and October 27, 2003, the Company acquired three office properties from an affiliated entity. The properties are located in Houston, Texas and consist of approximately 160,742 rentable square feet. Acquisition costs of approximately $10,703,000 included assumed or new mortgage indebtedness, the issuance of 382,537 OP Units (valued for the purpose at $4.11 per unit), deferred payments and cash.

Dispositions

        On December 5, 2003, the Company sold Marketplace, a 105,289 square foot shopping center property located in South Carolina, for $4,250,000.

        On October 31, 2003, the Company sold Leawood Fountain Plaza, an 86,355 square foot office property located in Kansas, for $3,020,000.

        On September 30, 2003, the Company sold Emerald Pointe, a 366-unit apartment property located in Texas, for $10,100,000.

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

        On May 15, 2003, the Company sold Villa Redondo, a 125-unit apartment property in California, for $12,500,000.

        On April 10, 2003, the Company sold Valencia, an 82,560 square foot industrial property located in Arizona, for $4,100,000.

        These eleven properties sold during 2003 produced net proceeds of approximately $12,080,000, of which $560,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. The sales generated a net gain of approximately $2,540,000, which is reflected as discontinued operations in the Company's consolidated statements of operations. The net gain was after taking into consideration impairment charges totaling $7,500,000 recorded in 2003 related to four of the eleven properties.

ITEM 2. PROPERTIES

The Location and Type of the Company's Properties

        The Company's 26 properties consist of 17 office, 5 industrial, two shopping center and one apartment complex, and one parcel of undeveloped land located in four geographic regions in seven states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2003.

Location	Type	Total Gross Leasable Area (Square Feet)	Percent of Gross Leasable Area Occupied(1)	Rented Square Feet	Annualized Net Rent (dollars in thousands)	Rent per Square Foot
Arizona/California Region
Pacific Spectrum, AZ	Office	70,945	56%	39,895	$568	$14.23
Phoenix Van Buren, AZ	Land	N/A	N/A	N/A	N/A	N/A
Mira Mesa, CA(2)	Office	88,243	35%	31,243	624	19.96
Sorrento II, CA	Office	88,073	74%	65,474	935	14.29
Creekside Office, CA	Office	47,810	100%	47,810	1,294	27.07
Bristol Bay, CA	Office	50,053	87%	43,734	1,101	25.17
7700 Building, CA	Office	209,193	87%	181,213	5,177	28.57
Sorrento I, CA(3)	Industrial	43,100	—	—	—	—

Arizona/California Region Total		597,417	69%	409,369	9,699	23.69

Upper Midwest Region
Countryside Office Park, IL	Office	91,995	86%	78,942	$1,244	$15.76
Morenci Professional Park, IN	Industrial	105,600	83%	87,600	387	4.42
Northwest Corporate Center, MO	Office	87,673	93%	81,914	1,292	15.77
Parkade Center, MO	Office	220,684	76%	167,751	1,477	8.80
The Lakes, MO	Apartment	311,912	87%	272,159	2,798	10.28

Upper Midwest Region Total		817,864	84%	688,366	7,198	10.46

Carolina Region
Columbia, SC	Shopping Center	56,487	86%	48,642	$263	$5.40
Richardson Plaza, SC	Shopping Center	108,138	82%	88,458	570	6.45

Carolina Region Total		164,625	83%	137,100	833	6.08

(Table continued on next page)

Texas Region
San Felipe, TX	Office	102,141	93%	94,540	$1,514	$16.01
Southwest Point, TX	Industrial	101,156	96%	96,900	605	6.24
Westlakes, TX	Industrial	95,370	48%	45,935	432	9.40
Technology, TX	Industrial	109,012	85%	92,752	980	10.56
16350 Park Ten Place, TX	Office	72,947	90%	65,848	1,017	15.44
16360 Park Ten Place, TX	Office	68,689	89%	61,256	950	15.51
5450 Northwest Central, TX	Office	57,156	87%	49,856	733	14.71
8100 Washington, TX	Office	44,036	100%	44,036	538	12.23
8300 Bissonnet, TX	Office	89,695	92%	82,696	1,016	12.29
12000 Westheimer, TX	Office	59,040	91%	53,864	810	15.03
888 Sam Houston Parkway, TX	Office	46,135	81%	37,349	535	14.33

Texas Region Total		845,377	86%	725,032	9,130	12.59

Total/Weighted Average		2,425,283	81%	1,959,867	26,860	13.70

(1)
Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2003.

(2)
Leases on an additional 32,364 square feet of vacant space, which have not commenced, were executed as of December 31, 2003. These leases will commence during the first quarter of 2004.

(3)
A lease for the entire square footage of the property, which has not commenced, was executed as of December 31, 2003. The lease, which commences in May 2004, is contingent upon the tenant obtaining a conditional use permit from the city.

        For the year ended December 31, 2003, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2003, is included as part of Schedule III in Item 15.

Office Properties

        The Company owns 17 office properties with total rentable square footage of 1,494,508. The office properties range in size from 44,036 square feet to 220,864 square feet, and have remaining lease terms ranging from less than one to 10 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2003, the weighted average occupancy of the office properties was 82%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2003, was $16.97 as of such date.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2004(2)	213	339,018		$6,063		28%
2005	99	233,892		4,701		22%
2006	91	286,410		4,920		22%
2007	32	120,126		1,990		9%
2008	31	103,554		1,624		7%
Thereafter	15	164,950		2,525		12%

Total	481	1,247,950	(3)	$21,823	(4)	100%

(1)
Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)
Includes leases that have initial terms of less than one year.

(3)
This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)
This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2003, and thus differs from annualized net rent in the preceding table, which is based on 2003 rents.

Industrial Properties

        The Company owns 5 industrial properties aggregating 454,238 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 43,100 square feet to 109,012 square feet. As of December 31, 2003, three of the industrial properties were occupied by multiple tenants, one was partially occupied by a single tenant, and one was unoccupied. A lease for the entire square footage of the unoccupied property, which commences in May 2004, was executed as of December 31, 2003. The lease is contingent upon the tenant obtaining a conditional use permit. As of December 31, 2003, the weighted average occupancy of the industrial properties was 71%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2003, was $7.44 as of such date.

        The industrial properties have leases whose remaining terms range from less than one to seven years. Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases. Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties' operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

INDUSTRIAL PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2004(2)	18	29,615		$127		5%
2005	30	145,798		1,171		48%
2006	15	35,233		192		8%
2007	8	67,852		576		24%
2008	3	7,649		56		2%
Thereafter	4	41,840		323		13%

Total	78	327,987	(3)	$2,445	(4)	100%

(1)
Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)
Includes leases that have initial terms of less than one year.

(3)
This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)
This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2003, and thus differs from annualized net rent in the table under "The Location and Type of the Company's Properties", which is based on 2003 rents.

Shopping Center Properties

        The Company owns two shopping center properties with total rentable square footage of 164,625. The shopping center properties have remaining lease terms ranging from less than one to 10 years. The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants' sales. As of December 31, 2003, the weighted average occupancy of the shopping center properties was 83%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2003, was $6.08 as of such date.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2004(2)	5	22,292		$124		15%
2005	2	2,000		45		5%
2006	6	46,620		288		35%
2007	0	—		—		—
2008	2	34,500		147		18%
Thereafter	1	31,688		229		27%

Total	16	137,100	(3)	833	(4)	100%

(1)
Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)
Includes leases that have initial terms of less than one year.

(3)
This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)
This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2003, and thus differs from annualized net rent in the table under "The Location and Type of the Company's Properties", which is based on 2003 rents.

Apartment Property

        The Company owns a 408-unit apartment property located in St. Louis, Missouri. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 2003, the apartment property was approximately 87% occupied. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2003, was $10.28 as of such date.

Undeveloped Land

        The Company owns a 16.65 acre parcel of land in Phoenix, Arizona. The site is irregularly shaped and has had several uses in the past, including a mobile home park, retail shops and a gasoline station. The land has been cleared of all improvements since January 1997. Management is evaluating options in regard to this property.

ITEM 3. LEGAL PROCEEDINGS

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

        Plaintiffs' complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract. Plaintiffs' complaint challenged the Consolidation, although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants. Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

        Plaintiffs' prayer for relief sought the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs' costs of suit, including attorneys', accountants' and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee. On March 15, 2002, the Court sustained the Company's demurrer to plaintiffs' complaint and held that the complaint failed to state a cause of action for either breach of fiduciary duty or breach of contract against the Company. The Court gave the plaintiffs twenty days leave to amend.

        Subsequently, plaintiffs filed and served a Second Amended Complaint alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. On June 14, 2002, the Court sustained the Company's demurrer on the grounds that Plaintiffs' Second Amended Complaint failed to state a cause of action against the Company for interference with contract or interference with prospective economic advantage. The Court gave Plaintiffs twenty days leave to amend.

        Subsequently, the plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. On September 6, 2002, the Court sustained the Company's demurrer on the grounds that the Plaintiffs' Third Amended Compliant failed to state a cause of action for either interference with contract or interference with prospective economic advantage against the Company. The Court gave the Plaintiffs twenty days to amend.

        On September 25, 2002, the plaintiffs filed and served a Fourth Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. The plaintiffs' prayer for relief on its Fourth Amended Compliant seeks the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs' costs of suit, including attorneys', accountants' and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee. On October 29, 2002, the Company responded by answer and asserted general and specific affirmative defenses to the allegations in the Fourth Amended Complaint.

        On January 10, 2003, plaintiffs filed and served a Notice of Motion and Motion for Class Certification. On January 31, 2003, the Company filed an Opposition to Plaintiffs' Motion for Class Certification. On March 7, 2003, the Court granted plaintiffs' Motion for Class Certification but expressly reserved the right to visit the issue of certification should rescission be chosen as a remedy to determine whether it is still a viable procedure in the class setting.

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

        On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.

Teachout Matter

        A subsidiary of CGS, S-P Properties, Inc., was a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. v. S.P. Properties, Inc. and Sierra Pacific Development Fund II ("Fund II"). The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to an affiliate of the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of a property from Fund II, among other things. Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.

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

        As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff's counsel. Pursuant to the settlement, the Company made a scheduled payment of $250,000 to plaintiff's counsel in the third quarter of 2003. The remaining balance due to plaintiff's counsel of $950,000 is due in March 2006. The total obligation due under the settlement as of December 31, 2003 and 2002 of $9,750,000 and $10,000,000, respectively, is reflected as a separate line item in the accompanying consolidated financial statements of the Company.

        In connection with the agreement, Mr. Galardi, director and principal stockholder of the Company, and William J. Carden, the Chief Executive Officer, a director and a principal stockholder of the Company acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's accompanying consolidated financial statements. The interest due on the receivable was offset against a payable to an affiliated entity.

Other Matters

        Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2003 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's Common Stock trades on the American Stock Exchange under the symbol AQQ. The following table sets forth the high and low closing prices per share (adjusted to give effect to the one-for-four reverse stock split of the Company's Common Stock which became effective March 2, 2004) of the Company's Common Stock for the periods indicated, as reported by the American Stock Exchange.

	Common Stock
2002
First Quarter	$28.28	$24.52
Second Quarter	34.00	26.88
Third Quarter	29.60	23.40
Fourth Quarter	23.56	16.60
2003
First Quarter	$18.20	$12.80
Second Quarter	15.40	11.96
Third Quarter	17.08	13.04
Fourth Quarter	14.40	12.84

Holders

        The approximate number of holders of the shares of the Company's Common Stock was 8,200 as of March 15, 2004.

Distributions

        No dividends were declared to holders of the Company's Common Stock in 2003. During 2002, the Company's Board of Directors declared the following dividends to holders of its Common Stock and OP Units:

Payment Date	Dividend per share/unit(1)	Distributions to Stockholders	Distributions to OP Unitholders	Total Distributions
June 3, 2002	0.80	$1,109,898	$145,121	$1,255,019
October 18, 2002	0.80	1,107,398	145,121	1,252,519
December 30, 2002	0.40	553,699	72,561	626,260

(1)
Adjusted to give effect to the one-for-four reverse stock split of the Company's Common Stock which became effective March 2, 2004.

        In March 2003, the Company's Board of Directors established a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of a dividend.

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2003 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2003, the Company was taxed as a C corporation.

Recent Sales of Unregistered Securities

        Concurrently with and immediately subsequent to the consummation of the Consolidation of the eight public funds into ASR, the Company issued 2,221 unregistered shares of Common Stock and the Operating Partnership issued 725,605 OP Units. The shares and OP Units were issued pursuant to merger agreements and contribution agreements in connection with the acquisition of properties and assets from entities controlled or managed by CGS and its affiliates. In addition, in October 2001, the Company issued 24,875 shares, and in April 2002, issued 2,500 shares of its Common Stock to its officers and directors pursuant to the Company's Omnibus Stock Incentive Plan (the "Plan"). In 2001, the Company issued 5,000 shares of its Common Stock to a law firm as partial consideration for legal services. In 2003, the Company issued 129,945.50 shares to two directors in connection with the cancellation of debt and issued 15,243 shares to John N. Galardi, a director and principal stockholder of the Company, for a purchase price of $250,000. These issuances of Common Stock by ASR and OP Units by the Operating Partnership were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The OP Units are redeemable at the option of the holder for either, at the option of ASR, (i) one share of Common Stock of ASR, or (ii) cash equal to the fair market value of one share of Common Stock of ASR at the date of conversion.

        The following table provides information as of December 31, 2003 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in first column)
56,125	$37.08	96,500

        The share and per share data presented in the above table and paragraph have been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

        See Note 19—Stock Option and Restricted Share Plan—in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data are presented as of and for each of the five years ended December 31. The selected financial data for the years ended 2000 and 1999 reflects the balance sheet data and operating data for SPPI84, which is treated as having acquired the properties in the Consolidation for accounting purposes. For 2001, operating data includes the results of operations of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001.

        This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 15.

        (Dollars in thousands, except for per share and per unit data)

	2003	2002	2001	2000	1999
OPERATING DATA:
Total revenues	$25,932	$27,442	$5,354	$159	$187
Property operating expense	10,541	10,126	2,005	—	—
General and administrative	6,801	8,586	2,863	—	—
Depreciation and amortization	9,435	8,449	1,531	—	—
Interest expense	10,748	10,258	1,926	—	—
Litigation settlement	—	1,200	—	—	—
Impairment of real estate assets	—	2,390	—	—	—
Deferred income tax (expense) benefit	(278)	5,591	—	—	—
Net (loss) income from continuing operations	(9,892)	(6,957)	(2,136)	487	510
Net (loss) income	(14,348)	(7,130)	(2,038)	325	357
Basic and diluted per share data:(1)
Net loss from continuing operations	$(6.67)	$(5.03)	$(1.55)	N/A	N/A
Net loss	(9.67)	(5.16)	(1.48)	N/A	N/A
Dividends per share(1)	N/A	2.00	N/A	N/A	N/A
Per unit data:(2)
Limited partner income from continuing operations per unit	N/A	N/A	N/A	$6.26	$6.62
Limited partner income	N/A	N/A	N/A	4.18	4.64
Distributions per partnership unit(2)	N/A	N/A	N/A	N/A	N/A
BALANCE SHEET DATA:
Real estate held for investment, net	$182,790	$173,045	$170,537	$—	$—
Total assets	208,003	253,557	266,205	11,210	10,808
Total long term debt	151,051	137,027	124,607	—	—
Stockholders' and partners' equity	20,435	30,857	53,104	9,612	9,287
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$(4,739)	$(2,865)	$(6,558)	$—	$956
Investing activities	(1,141)	(3,566)	2,421	436	(390)
Financing activities	6,758	1,624	6,301	(404)	(668)

(1)
The net loss and dividends per share data were based upon the weighted average shares of 1,483,675 for 2003, 1,381,860 for 2002 and 1,380,261 for 2001. The share and per share data have been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

(2)
The limited partner income and distributions per partnership unit were based upon the number of SPPI84 limited partnership units outstanding, 77,000 in all years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through its Operating Partnership in which the Company, as of December 31, 2003, held a .88% general partner interest and an 86.5% limited partnership interest. As of December 31, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land. The 26 properties are located in seven states.

        During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area. The property sales and acquisitions were part of the Company's strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets. The Company will continue to focus primarily on office and industrial properties located in Texas, California and Arizona.

        In October 2001, the Company acquired various properties in the Consolidation. Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates. SPPI84, one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation. Prior to the Consolidation, SPPI84's activities involved the ownership and operation of two real estate properties in Arizona: Pacific Spectrum in Phoenix, Arizona and Valencia in Tucson, Arizona (Valencia was sold in 2003). Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

        On December 31, 2003, the properties owned by the Company were 81% occupied. Properties considered stabilized, not undergoing major redevelopment, were 87% occupied and properties under redevelopment were 55% occupied. The Company is aggressively pursuing prospective tenants to increase its occupancy, which should have the effect of improving operational results.

        In the accompanying financial statements, properties sold are classified as "Real estate held for sale" as of December 31, 2002, and the results of operations for the three years ended December 31, 2003 are shown in the section "Discontinued operations". Therefore the revenues and expenses reported for the fiscal years ended December 31, 2002 and 2003 reflect results from properties currently owned by the Company. The statement of operations for the year ended 2001 reflects the operating results of SPPI84 for the full year, and the acquired entities for October 20, 2001 through December 31, 2001. Therefore, a comparison of operating results between 2002 and 2001 is not meaningful. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

        The share data in this Item 7 has been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

CRITICAL ACCOUNTING ESTIMATES

        The major accounting policies followed by the Company are listed in Note 2—Summary of Significant Accounting Policies.—of the Notes to the Consolidated Financial Statements. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable, if deemed collectible, is recorded from tenants equal to the excess of the amount that would have been collected on a straight-line basis over the amount collected and currently due (Deferred Rent Receivable). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

  •
  Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company's plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

  •
  Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.

  •
  Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2003 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2003, the Company was taxed as a C corporation.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

        The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2003	2002	$$	%
Rental revenue	$25,793,000	$27,233,000	(1,440,000)	(5.3%)
Operating expenses:
Property operating expenses	10,541,000	10,126,000	415,000	4.1%
General and administrative	6,801,000	8,586,000	(1,785,000)	(20.8%)
Depreciation and amortization	9,435,000	8,449,000	986,000	11.7%
Interest expense	10,748,000	10,258,000	490,000	4.8%

        Rental revenue.    The reduction of 5.3% was primarily the result of a decrease in occupancy, particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants. This reduction was offset in part by revenue related to acquired properties. For 2003, revenue included results from seven office properties acquired during 2002 and 2003. The office properties were acquired in the following months: one in each of November 2003, October 2003, July 2003, May 2003 and August 2002; and two in May 2002. Rental revenue from the acquired properties was included in the Company's results since their respective dates of acquisition.

        The weighted average occupancy of properties held for investment was 82% at December 31, 2002 and 81% at December 31, 2003. Occupancy increased to 81% at the end of the fourth quarter of 2003 from 77% at September 30, 2003 and 76% at June 30, 2003.

        Property operating expenses.    The increase of $415,000 was primarily due to property operating expenses of $1,158,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties of $743,000 due to expense control measures put in place during the past year and, to a lesser extent, a reduction in bad debt expense. In addition to investigating alternative sources for the services it purchases, the Company continues to monitor and control expenses.

        General and administrative.    This decrease of 20.8% was due to (i) a reduction of compensation expense in 2003 due to downsizing of staff and lower compensation expense related to common stock grants, (ii) the inclusion of non recurring expenses related to the consolidation in the first quarter of 2002, (iii) lower professional fees, especially for legal services, and (iv) expense control measures put in place during the past year. During 2003, the Company recorded an aggregate charge of $142,000 consisting of severance payments to the administrative support related to the closure of its administrative offices in St. Louis, Missouri and New York, New York and a $200,000 charge related to a severance agreement with an officer of the Company. The charges were included in general and administrative expenses. The New York office was closed in October 2003, and it is anticipated that the St. Louis office will close in 2004. Additional charges, primarily relating to severances and lease expense, will be incurred in the first half of 2004. It is anticipated that these additional charges will be minimal. Closure of these offices is expected to reduce expenses in the 2004.

        Depreciation and amortization.    The increase of $986,000 was due to the acquisition of the seven properties previously mentioned and, to a lesser extent, depreciation of improvements and amortization of capitalized lease costs incurred during 2002 and 2003 for the existing properties.

        Interest expense.    The increase of $490,000 was primarily due to interest associated with the seven new properties acquired and an accrued loan guarantee fee, offset in part by reduced interest on an outstanding payable due to a settlement agreement and the conversion of debt to common stock. The loan guarantee fee, which is payable to two of the Company's directors and a company they are affiliated with, is in consideration of their guarantees of certain indebtedness of the Company as of December 31, 2003. The Company has agreed to pay the annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of the guaranteed obligations. The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.

        Litigation settlement.    During 2002, the Company accrued a litigation settlement expense of $1,200,000 associated with the settlement of the Teachout matter which represents the Company's agreement to pay legal fees to plaintiff's counsel. Under the settlement, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company. The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum. Interest-only payments, which are payable quarterly, commenced June 2, 2002. The note may be prepaid in whole or in part at any time without penalty.

        Impairment of real estate assets held for investment.    During 2002 the Company recorded impairment charges related to properties held for investment totaling $2,390,000 on the Company's two remaining shopping center properties located in South Carolina and on an office property located in Missouri. The impairment was based on an estimated decrease in the fair market value of the properties. No impairment charges were recorded during 2003 related to properties held for investment.

        Net loss on sale of real estate assets.    The Company recorded a $47,000 net loss on sales of real estate assets during 2002. The Company recorded a $348,000 loss attributable to the sale of Beach & Lampson, a shopping center property sold in April 2002. This loss was partially offset by the recognition of a $232,000 deferred gain associated with the sale of the Tower Industrial property and a $69,000 gain as a result of compensation for a strip of land condemned for highway purposes at one of its office properties.

        Net gain (loss) on extinguishment of debt.    During 2003, in connection with the refinance of an office property in Houston, Texas, the Company recorded a loss on early extinguishment of debt of $145,000 related to the write-off of an unamortized loan discount and a prepayment penalty. During 2002, in connection with the refinance of an industrial property in Houston, Texas, the Company recorded a gain on early extinguishment of debt of $131,000 related to the write-off of an unamortized loan premium.

        Income taxes.    The Company recognized a deferred income tax expense of $278,000 for 2003 and a deferred income tax benefit $5,591,000 for 2002. In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company's real estate assets outside of tax-deferred exchanges. If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT. The potential tax related to this built-in gain for book purposes was approximately $13,165,000. Therefore, in 2002, the Company recognized a deferred tax liability for this potential tax and recorded this liability as a charge to equity. In addition, based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets which is primarily the tax benefit of net operating loss carryforwards. Therefore, as of December 31, 2002 and 2003, no valuation allowance was recorded and the valuation allowance previously recorded in 2001 was reversed in 2002. The tax effect of the impairments recorded, the reversal of the previously recorded allowance, and the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

        Minority interest.    The share of loss for the year ended December 31, 2003 of the holders of OP Units was $2,124,000 compared to $935,000 for the year ended December 31, 2002. The 2003 loss represents an average of 12.9% limited partner interest in the Operating Partnership not held by the Company during 2003. The 2002 loss represents the 11.6% limited partner interest in the Operating Partnership not held by the Company during 2002.

        Discontinued operations.    The Company recorded a net loss from the operations of discontinued operations of $1,152,000 for the year ended December 31, 2003 compared to a net loss of $436,000 for the year ended December 31, 2002. The discontinued operations represent results from the properties sold. For 2003, these properties consisted of eleven properties compared to thirteen properties for 2002. See Note 5—Discontinued Operations—of the Notes to Consolidated Financial Statements.

        The net loss from discontinued operations before net gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Rental revenue	$6,656	$12,949
Total expenses	7,808	13,099
Loss on early extinguishment of debt	—	(184)
Minority interest related to partially owned property	—	(102)

Net loss from discontinued operations	$(1,152)	$(436)

        Gain on sale of discontinued operations, impairment of real estate assets and income tax benefit.    The Company sold eleven properties (six industrial properties, two office properties, two apartment properties and one shopping center property) during the year ended December 31, 2003 for an aggregate of $61,162,000 and recognized a net gain on sale of $2,540,000, after taking into consideration an impairment charge totaling $7,500,000 recorded during 2003 related to four of the eleven properties sold. The four properties consisted of two office and two industrial properties. The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. The sale of the eleven properties generated net proceeds of approximately $12,080,000, of which $560,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. The Company recorded a gain on sale of discontinued operations $1,127,000 for the year ended December 31, 2002 related to the sale of two properties (one shopping center property and one apartment property). These two properties were sold for an aggregate of $12,100,000. During 2002, the Company recorded an impairment charge of $2,356,000 related to two of the properties sold in 2003. Income tax benefits on discontinued operations of $1,656,000 and $1,492,000 were recorded during the years ended December 31, 2003 and 2002, respectively.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

        The Company recorded rental revenue of $27,233,000 and expenses of $41,009,000 for the year ended December 31, 2002 compared to rental revenue of $5,193,000 and expenses of $8,325,000 for the period ended December 31, 2001 (The period ended December 31, 2001 consisted of the results of SPPI84 for the full year and the results of the properties merged in the Consolidation from October 20, 2001 through December 31, 2001). The Company acquired three office properties and sold two shopping centers and one apartment property during 2002. Rental revenue of $1,502,000 and expenses of $1,428,000 were attributable to the three property acquisitions. The weighted average occupancy of the Company's properties held for investment decreased from 88% at December 31, 2001 to 82% at December 31, 2002. As of December 31, 2002, the Company owned and operated 33 properties.

        During 2002, the Company recorded impairment charges of $2,390,000 to provide for a decrease in the estimated fair market value of three properties. Impairment charges totaling $1,403,000 were recorded on the Company's two shopping center properties in South Carolina. Other charges consisted of $987,000 on an office property in Missouri. No impairment charges were recorded in 2001.

        During 2002, the Company accrued a litigation settlement expense of $1,200,000 associated with the settlement of the Teachout matter, which represents the Company's agreement to pay legal fees to plaintiff's counsel. Under the settlement, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company has established a definitive repayment plan and will secure the repayment obligation with a second deed of trust on an office building owned by the Company. The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum. Interest only payments will be made quarterly until the note is paid. The note may be prepaid in whole or in part at any time without penalty.

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

        In connection with the refinancing of an industrial property in Houston, Texas, the Company recorded a $131,000 gain on the early extinguishment of debt related to the write-off an unamortized loan premium. During 2001, the Company recognized a net gain on early extinguishments of debt of $174,000 related to the payoff of two loans and the refinancing of one other loan.

        The share of loss for the year ended December 31, 2002 for the holders of OP Units was $935,000 compared to a loss of $267,000 for the period ended December 31, 2001. The loss represents the 11.6% limited partner interest in the Operating Partnership not held by the Company at December 31, 2002 and 2001.

        SPPI84 recorded income of $394,000 from investment in its unconsolidated joint venture partner, SMMP, during 2001. This represents SPPI84's share of income generated by SMMP and SMMP's joint venture partners. The Company had no investments in unconsolidated joint ventures during 2002.

        During 2002, the Company recognized a deferred income tax benefit of $5,591,000. In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company's real estate assets outside of tax-deferred exchanges. If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT. The potential tax related to this built-in gain for book purposes is approximately $13,165,000. Therefore, the Company recognized a deferred tax liability for this potential tax and has recorded this liability as a charge to equity. During 2002, the deferred tax liability for the built in gains was reduced primarily due to tax effect of impairments recorded for certain real estate assets held. In addition, based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, as of December 31, 2002, no valuation allowance was recorded and the valuation allowance previously recorded was reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

        The Company recorded a loss from operations of discontinued operations of $436,000 for the year ended December 31, 2002 compared to income of $98,000 for the year ended December 31, 2001. The loss from operations of discontinued operations for 2002 represents the operating results of eleven properties sold in 2003 and two properties sold in 2002. The income from discontinued operations for the year ended

December 31, 2001 represents the operating results of these thirteen properties. See Note 5—Discontinued Operations—of the Notes to the Consolidated Financial Statements.

        The net income (loss) from discontinued operations before net gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended December 31, 2002	Year Ended December 31, 2001
Rental revenue	$12,949	$3,124
Total expenses	13,099	3,136
(Loss) gain on early extinguishment of debt	(184)	140
Minority interest related to partially owned property	(102)	(30)

Net (loss) income from discontinued operations	$(436)	$98

        The Company recorded a gain on sale of discontinued operations $1,127,000 for the year ended December 31, 2002 related to the sale of two properties (one shopping center property and one apartment property). These two properties were sold for an aggregate of $12,100,000. During 2002, the Company recorded an impairment charge of $2,356,000 related to two of the properties sold in 2003, and an income tax benefit of $1,492,000 related to discontinued operations. During 2001, no gains or losses on sale of discontinued operations were incurred and no impairments of real estate assets or income taxes related to discontinued operations were recorded.

LIQUIDITY AND CAPITAL RESOURCES

        During 2003, the Company derived cash from collection of rents, refinancing of an office building in Texas and proceeds from property sales. Major uses of cash included capital improvements to real estate assets, primarily for tenant improvements, acquisition of properties, payment of operational expenses and repayment of borrowings.

        The Company reported a net loss of $14,348,000 for 2003, which included (i) the following non-cash charges: depreciation and amortization on real estate held for investment of $9,435,000, deferred compensation expense of $332,000, mark to market adjustments on interest rate protection agreements of $162,000, loss on extinguishment of debt of $145,000 and deferred income tax expense of $278,000; and (ii) the following other non-cash items: deferred rental income of $631,000, minority interest of $2,124,000 and amortization of loan premiums of $556,000. Net cash used by operating activities amounted to $4,739,000 for 2003 primarily to (i) fund prepaid and other assets, which includes contributions to lenders for funds held in escrow, mainly for payment of taxes, insurance and capital improvements, (ii) fund operations, (iii) pay real estate taxes, and (iii) pay $1,000,000 on an obligation to a related party.

        Net cash provided by investing activities of $27,518,000 during 2003 consisted of $40,179,000 in proceeds generated from property sales, partially offset by (i) funding of capital expenditures of $3,779,000, primarily for tenant build-outs, (ii) acquisition of properties of $7,174,000 and (iii) acquisition of a note receivable secured by a property adjacent to a property owned by the Company of $1,730,000. Net cash used in investing activities of $3,566,000 for 2002 consisted of (i) $4,407,000 paid for capital expenditures, which in large part were related to major renovations on an apartment property (which was sold in September 2003) and $268,000 paid as part of the consideration for a property acquisition, less (ii) $1,109,000 in proceeds received from the sales of real estate assets.

        Net cash used in financing activities amounted to $21,901,000 during 2003. Repayments of borrowings of $36,937,000 consisted of scheduled principal payments of $3,468,000, payment of loans of $4,300,000, which were refinanced, and repayment of loans in connection with the sale of properties of $29,169,000. Proceeds from borrowings, which totaled $15,793,000, consisted of (i) $8,215,000 to fund acquisition of two properties and the note receivable referred to above, (ii) $6,690,000 to refinance debt on two properties, (iii) $858,000 to fund insurance premiums and service fees and (iv) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002. The mortgage of $830,000 was repaid in conjunction with the sale of the property in April 2003. In addition, funds were used to pay amounts due related to the Teachout settlement of $250,000, to acquire units in the Operating Partnership for $223,000, to pay off notes to former limited partners of $237,000 and to purchase shares of common stock of the Company for $297,000 pursuant to a stock repurchase plan (see Note 16). Also, John N. Galardi purchased 15,243 shares of the Company's common stock for $250,000 in May 2003. Net cash provided by financing activities amounted to $1,624,000 during 2002. Proceeds received from borrowings totaled $24,382,000, which was primarily received from refinancing of existing debt. Repayment of borrowings, which amounted to $17,563,000, was primarily for repayment of the debt refinanced and $3,865,000 for scheduled principal payments. Note payments to former limited partners totaling $2,055,000 and distributions totaling $3,134,000 were also made during 2002.

        In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan agreement in the amount of $5,350,000. The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum. Net proceeds of $2,059,000 were received as a result of the refinance.

        In November 2003, in connection with the acquisition of an office property in Houston, Texas, the Company obtained a loan in the amount of $4,574,000. The loan, which matures in May 2004, may be extended, at the option of the Company to November 2004. The loan bears interest at a fixed rate of 5% per annum.

        In October 2003, the Company entered into a $4,100,000 loan agreement in connection with the acquisition of an office property in Houston, Texas and the acquisition of a note secured by another office property in Houston. The loan, of which $3,700,000 had been funded as of December 31, 2003, matures in November 2005 and bears interest at a fixed rate of 6% per annum.

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

        In May 2003, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000. The loan bears interest at a fixed rate of 6.80% per annum and matures in August 2012. The Company also entered into an agreement that provided for seller financing of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

        In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company's common stock.

        In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company's common stock.

        In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in February 2004. The Company financed an additional insurance premium during 2003 of $130,000, with scheduled payments through June 2004.

        In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004. Three of these loans were repaid in the third quarter of 2003 in connection with property sales. The balance of the two remaining loans totaled $9,525,000 as of December 31, 2003.

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

        In August 2002, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000. The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

        In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2003, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

        In May 2002, in connection with the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000. The loans bear interest at a fixed rate of 7.45% per annum and mature in May 2012.    The Company also entered into an agreement which provided for seller financing of $955,000, bearing interest at a fixed rate of 7.45% per annum and maturing in August 2012.

        In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an industrial property, and entered into a new loan agreement in the amount of $2,950,000. The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012. Net proceeds of $1,297,000 were received as a result of the refinancing.

        In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a loan agreement in the amount of $3,000,000. The new loan bore interest at Libor plus 2.85% with a minimum of 5.75% per annum. Net proceeds of $1,026,000 were received as a result of the refinancing. The new loan was repaid in October 2003 upon the sale of the property.

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

        During 2002, the Company received a $900,000 payoff on a $1,100,000 mortgage loan receivable obtained in connection with the sale of Beach & Lampson. These funds were used to meet obligations for capital costs relating to re-leasing and improvements to properties.

        The Operating Partnership has paid the following distributions on the OP Units, including OP Units held by the Company: $1,255,000 on June 3, 2002; $1,253,000 on October 18, 2002; and $626,000 on December 30, 2002. Distributions on OP Units held by the Company funded the payment of dividends per share of Common Stock of $.80, $.80 and $.40, respectively.

        During 2003, the Company recorded an aggregate charge of $142,000 consisting of severance payments to the administrative support related to the closure of its administrative offices in St. Louis, Missouri and New York, New York and a $200,000 charge related to a severance agreement with an officer of the Company. The charges were included in general and administrative expenses. The New York office was closed in October 2003, and it is anticipated that the St. Louis office will close in 2004. Additional charges, primarily relating to severances and lease expense, will be incurred in the first half of 2004. It is anticipated that these additional charges will be minimal. Closure of these offices is expected to reduce expenses in 2004.

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

CONTRACTUAL OBLIGATIONS

        The following table aggregates the Company's expected contractual obligations as of December 31, 2003 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$147,879	$24,133	$18,086	$7,293	$98,367
Litigation settlements(2)	16,250	6,500	9,750	—	—
Capital lease expenditures(3)	2,525	2,525	—	—	—
Employee obligations(4)	779	612	167	—	—

Total	$167,433	$33,770	$28,003	$7,293	$98,367

(1)
See Note 10—Notes Payable—in the accompanying consolidated financial statements of the Company.

(2)
Represents obligations related to the settlement of the Teachout Matter and Lewis Matter. Refer to Note 20—Commitments and Contingencies—in the accompanying consolidated financial statements of the Company. The $6,500,000 due on the Lewis Matter is covered by the Company's insurance.

(3)
Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(4)
Represents employment agreement commitments for officers of the Company.

INFLATION

        Substantially all of the leases at the industrial and shopping center properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the apartment property generally provide for an initial term of one month to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustment and pass-through of increases in operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company's exposure to the adverse effects of inflation.

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management's beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company's level of indebtedness and ability to refinance its debt; the fact that the Company's predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies or properties acquired in the Consolidation; risks inherent in the Company's acquisition and development of properties in the future, including risks associated with the Company's strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-K.

RISK FACTORS

The Company's high level of debt increases its risk of default and may have a negative impact on the results of operations. This could adversely affect the Company's ability to make distributions and the market price of its Common Stock.

        The Company's high level of debt increases the Company's risk of default on its obligations and adversely affects the Company's funds from operations and its ability to make distributions to its stockholders. Further, due to the high level of debt, the Company may be restricted in its ability to refinance some or all of its indebtedness and the terms of any new or refinanced debt may not be as favorable as those of some of its existing indebtedness. The Company has a higher ratio of indebtedness to assets than many REITs. This could adversely affect the market price for the Company's Common Stock.

The Company will need to refinance mortgage loans and sell properties to meet its obligations.

        The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures. To meet these obligations, the Company will be required to refinance mortgage indebtedness and/or sell certain assets to provide cash. The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations. In addition to fulfill the Company's growth strategy, the Company may be required to raise additional cash through debt or equity financing.

There are risks inherent in the Company's acquisition and development strategy. The Company may not make profitable investments.

        The Company plans to pursue its growth strategy through the acquisition and development of additional properties. The Company does not know that this strategy will succeed. The Company may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing. In addition, investing in additional properties is subject to many risks. For instance, if an additional property is in a market in which the Company does not invest, the Company will have relatively little experience in and may be unfamiliar with that new market. Also, the Company's acquisition strategy of investing in under-valued assets subjects the Company to increased risks. The Company may not succeed in turning around these properties. The Company may not make a profit on these investments.

The Company has a history of losses. The Company cannot assure the stockholders that it will become profitable in the future.

        The Company has incurred losses in 2003 and 2002 and losses on a pro forma basis in 2001 and 2000. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles. If the Company is not successful, it will reduce or eliminate the distributions that stockholders receive from the Company.

The Company is responsible for liabilities of entities included in the Consolidation. This could require the Company to make additional payments and reduce its available cash.

        Subsidiaries of the Company merged with CGS's majority-owned affiliates, and the Operating Partnership and its subsidiaries acquired assets of CGS and some of its subsidiaries. Some of these companies were engaged in the business of serving as general partners of limited partnerships and investing in and managing real properties. As a result of the Consolidation, the Company or its subsidiaries may be responsible for liabilities arising out of the prior operations of these entities. These liabilities may include claims asserted in connection with pending litigations against the Company and unknown contingent liabilities. As a result, the Company has expended cash and may expend additional cash to pay these liabilities. Any payments would reduce cash available for distribution to stockholders.

The Company's properties may not be profitable, may not result in distributions and/or may depreciate.

        Properties acquired by the Company: (i) may not operate at a profit; (ii) may not perform to the Company's expectations; (iii) may not appreciate in value; (iv) may depreciate in value; (v) may not ever be sold at a profit; and/or (vi) may not result in dividends. The marketability and value of any properties will depend upon many factors beyond the Company's control.

The Company may not be able to enter into favorable leases upon the expiration of current leases and on current vacant space.

        Over the next three years, approximately 54% of the square footage of the Company's total rentable square footage of industrial, office and shopping center properties will expire. In addition, 19% of the Company's total rentable square footage was vacant as of December 31, 2003. The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company's Common Stock.

Real property investments entail risk. These risks could adversely affect the Company's distributions.

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

        The Company may acquire properties through joint ventures, which could subject the Company to certain risks that may not otherwise be present if investments were made directly by the Company. These risks include: (i) the potential that the Company's joint venture partner may not perform; (ii) the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to those of the Company; (iii) the joint venture partner may take actions contrary to the requests or instructions of the Company or contrary to the Company's objectives or policies; and (iv) the joint venturers may not be able to agree on matters relating to the property they jointly own.

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

        Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring regulated hazardous substances released on or from a property. These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release. The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties. In addition, these factors could hinder the Company's ability to borrow against the properties. The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs. In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances. The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties. Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties. The costs of complying with these environmental laws and regulations for the Company's properties could adversely affect the Company's operating costs and, if contamination is present, the value of those properties.

The Company faces intense competition in all of its markets.

        Numerous properties compete with the Company's properties in attracting tenants to lease space. Additional properties may be built in the markets in which the Company's properties are located. The number and quality of competitive properties in a particular area will have a material effect on the Company's ability to lease space at existing properties or at newly acquired properties and on the rents charged. Some of these competing properties may be newer or better located than the Company's properties. There are a significant number of buyers of properties, including institutional investors and publicly traded REITs. Many of these competitors have significantly greater financial resources and experience than the Company. This has resulted in increased competition in acquiring attractive properties. This competition can adversely affect the Company's ability to acquire properties and increase its distributions.

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

        If the Company fails to qualify as a REIT, the Company will pay federal income taxes at corporate rates. The Company's qualification as a REIT depends on meeting the requirements of Code and Regulations applicable to REITs. The Company has not requested, and does not plan to request, a ruling from the Internal Revenue Service that it qualifies as a REIT.

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

        In order to qualify as a REIT, at least 75% of the value of the Company's assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities.

        In addition, the Company may not have more than 25% of the value of its assets represented by securities other than government securities and not more than 20% of the value of its total assets represented by the securities of one or more taxable REIT subsidiaries. Additionally, with the exception of securities held in a taxable REIT subsidiary, the Company may not own: (i) securities in any one Company (other than a REIT) which have, in the aggregate, a value in excess of 5% of the value of the Company's total assets; (ii) securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer and (iii) securities having a value of more than 10% of the total value of the outstanding securities of any one issuer.

        The 75% and 5% tests are determined at the end of each calendar quarter. If at the end of any calendar quarter (plus a 30-day cure period), the Company fails to satisfy either test, it will cease to qualify as a REIT.

To qualify as a REIT, the Company must meet distribution requirements. If it fails to do so, it will pay tax as a corporation.

        Subject to adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. In the event that the Company does not have sufficient cash, this distribution requirement may limit the Company's ability to acquire additional properties. Also, for the purposes of determining taxable income, the Code may require the Company to include rent and other items not yet received and exclude payments attributable to expenses that are deductible in a different taxable year. As a result, the Company could have taxable income in excess of cash available for distribution. In that case, the Company may have to borrow funds or liquidate some of its assets in order to make sufficient distributions and maintain its status as a REIT or obtain approval from its stockholders in order to make a consent dividend.

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

Future changes in tax law could adversely impact the Company's qualification as a REIT.

        The Company's treatment as a REIT for federal income tax purposes is based on the tax laws currently in effect. The Company is unable to predict any future changes in the tax laws that would adversely affect its status as a REIT. In the event that there is a change in the tax laws that prevents the Company from qualifying as a REIT or that requires REITs to pay corporate level federal income taxes, the Company may not be able to make the same level of distributions to its stockholders. In addition, such change may limit the Company's ability to invest in additional properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

        The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings.

        It is the Company's policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements.

        The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings. As of December 31, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000, which expire in December 2004. The interest rate swap contracts are reflected at fair value on the Company's balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense. During the year ended December 31, 2003, the Company recorded a charge of $162,000 attributable to changes in the fair value of its derivatives financial instruments. The Company had no swap contracts at December 31, 2002.

        At December 31, 2003, the Company's total indebtedness included fixed-rate debt of approximately $137,392,000 and floating-rate indebtedness of approximately $13,659,000. The Company continually reviews the portfolio's interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Loan Premiums	Total	Fair Value
	(dollars in thousands)
Secured Fixed	$13,296	$11,228	$5,868	$1,588	$1,698	$87,725	$3,172	$124,575	$124,575
Average interest rate	6.72%	8.10%	9.35%	7.62%	7.62%	7.62%		7.82%
Secured Variable	$9,696	$193	$154	$130	$3,486	$—	$—	$13,659	$13,659
Average interest rate	5.16%	5.83%	5.61%	5.37%	5.37%			5.23%
Unsecured Fixed	$810	$—	$—	$—	$—	$—	$—	$810	$810
Average interest rate	13.07%							13.07%
Bonds	$331	$356	$287	$189	$202	$10,642	$—	$12,007	$12,007
Average interest rate	8.03%	8.05%	7.58%	6.39%	6.39%	6.39%		6.51%

        The Company believes that the fair values of such instruments approximate carrying value at December 31, 2003.

        A change of 1.00% in the index rate to which the Company's variable rate debt is tied would change the annual interest incurred by the Company by $136,590, or $.09 per share, based upon the balances outstanding on variable rate instruments and the weighted average number of common shares outstanding at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 15.—Exhibits, Financial Statement Schedules And Reports On Form 8K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the period ended December 31, 2003, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

ITEM 9A. CONTROLS AND PROCEDURES

        Since December 31, 2003, management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on such evaluation,, as of December 31, 2003, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed on or before March 29, 2004 for its annual stockholder's meeting to be held April 28, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed on or before March 29, 2004 for its annual stockholder's meeting to be held April 28, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed on or before March 29, 2004 for its annual stockholder's meeting to be held April 28, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed on or before March 29, 2004 for its annual stockholder's meeting to be held April 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed on or before March 29, 2004 for its annual stockholder's meeting to be held April 28, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page No.
(a) (1)	Financial Statements
	Independent Auditors' Reports	36
	Consolidated Balance Sheets at December 31, 2003, and 2002	37
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	38
	Consolidated Statements of Stockholders' and Partners' Equity for the years ended December 31, 2003, 2002 and 2001	39
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	40
	Notes to Consolidated Financial Statements	42
(2)	Financial Statement Schedules
	Schedule III — Real Estate and Accumulated Depreciation	73
	Schedule IV — Mortgage Loans on Real Estate	76
(3)	Exhibits to Financial Statements
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	78
	On October 20, 2003, a report on Form 8-K was filed with respect to Item 5.
	On December 19, 2003, a report on Form 8-K was filed with respect to Item 5.
(b)	Exhibits	81

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of
American Spectrum Realty, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        As more fully described in Note 22, the Company needs to sell assets to fund the cash requirements for other than normal property operations and refinance or extend debt as it matures.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

BDO Seidman, LLP

Dallas, Texas
February 27, 2004

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Real estate held for investment	$201,853	$182,981
Accumulated depreciation	19,063	9,936

Real estate held for investment, net	182,790	173,045
Real estate held for sale	—	67,635
Cash and cash equivalents	2,937	788
Tenant and other receivables, net of allowance for doubtful accounts of $387 and $201, respectively (including $271 from related party at December 31, 2003)	553	357
Mortgage loan receivable, net of discount of $83 at December 31, 2003	1,667	—
Deferred rents receivable	1,050	419
Insurance proceeds receivable — litigation settlement	6,500	—
Deposits held in escrow	—	279
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,506	7,034

Total Assets	$208,003	$253,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net of premiums of $3,172 and $3,613, respectively (including $1,799 to related parties at December 31, 2002)	$151,051	$137,027
Liabilities related to real estate held for sale (including $800 to related party at December 31, 2002)	—	49,950
Notes payable, litigation settlement	9,750	10,000
Notes payable, former limited partners	—	237
Accounts payable	2,252	2,598
Deferred tax liability	4,316	6,082
Litigation settlement payable	6,500	—
Accrued and other liabilities (including $579 and $1,594, respectively, to related parties)	6,390	7,187

Total Liabilities	180,259	213,081

Minority interest	7,009	9,319
Commitments and Contingencies:
Redeemable Common Stock	300	300
Stockholders' Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,578,224 and 1,382,521 shares, respectively	16	14
Additional paid-in capital	45,742	41,850
Accumulated deficit	(23,516)	(9,168)
Receivable from principal stockholders	(1,191)	(1,188)
Deferred compensation	(195)	(651)
Treasury stock, at cost, 22,782 shares at December 31, 2003	(421)	—

Total Stockholders' Equity	20,435	30,857

Total Liabilities and Stockholders' Equity	$208,003	$253,557

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and unit amounts)

	Years Ended December 31,
	2003	2002	2001
REVENUES:
Rental revenue	$25,793	$27,233	$5,193
Interest and other income	139	209	161

Total revenues	25,932	27,442	5,354

EXPENSES:
Property operating expense	10,541	10,126	2,005
General and administrative	6,801	8,586	2,863
Depreciation and amortization	9,435	8,449	1,531
Interest expense	10,748	10,258	1,926
Litigation settlement	—	1,200	—
Impairment of real estate assets	—	2,390	—

Total expenses	37,525	41,009	8,325

OTHER INCOME (LOSS):
Net loss on sale of real estate assets	—	(47)	—
Net (loss) gain on extinguishment of debt	(145)	131	174
Income from investment in unconsolidated joint venture	—	—	394

Total other income (loss)	(145)	84	568

Net loss before deferred income tax (expense) benefit, minority interest and discontinued operations	(11,738)	(13,483)	(2,403)
Deferred income tax (expense) benefit	(278)	5,591	—

Net loss before minority interest and discontinued operations	(12,016)	(7,892)	(2,403)
Minority interest	2,124	935	267

Net loss before discontinued operations	(9,892)	(6,957)	(2,136)
Discontinued operations:
Income (loss) from discontinued operations	(1,152)	(436)	98
Gain on sale of discontinued operations	2,540	1,127	—
Impairment of real estate assets	(7,500)	(2,356)	—
Income tax benefit	1,656	1,492

(Loss) income from discontinued operations	(4,456)	(173)	98

Net loss	$(14,348)	$(7,130)	$(2,038)

Basic and diluted per share data:
Net loss before discontinued operations	$(6.67)	$(5.03)	$(1.55)
(Loss) income from discontinued operations	(3.00)	(0.13)	0.07

Net loss	$(9.67)	$(5.16)	$(1.48)

Basic weighted average shares used	1,483,675	1,381,860	1,380,261

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARTNERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Treasury Stock	Total Partners' Equity	Total Equity
Balance, January 1, 2001	$—	$—	$—	$—	$—	$—	$9,612	$9,612
Net income	—	—	—	—	—	—	390	390

Balance, October 19, 2001	—	—	—	—	—	—	10,002	10,002
Issuance of common stock	14	56,543	—	(1,493)	—	—	(10,002)	45,062
Amortization of deferred compensation	—	—	—	78	—	—	—	78
Net loss	—	—	(2,038)	—	—	—	—	(2,038)

Balance, December 31, 2001	14	56,543	(2,038)	(1,415)	—	—	—	53,104
Purchase adjustment related to consolidation transaction	—	(13,165)	—	—	—	—	—	(13,165)
Issuance of common stock to officer	—	70	—	(70)	—	—	—	—
Common stock repurchase	—	—	—	—	—	(14)	—	(14)
Retirement of common stock	—	(14)	—	—	—	14	—	—
Receivable from principal stockholders	—	1,188	—	—	(1,188)	—	—	—
Amortization of deferred compensation	—	—	—	834	—	—	—	834
Dividends to common stockholders	—	(2,772)	—	—	—	—	—	(2,772)
Net loss	—	—	(7,130)	—	—	—	—	(7,130)

Balance, December 31, 2002	14	41,850	(9,168)	(651)	(1,188)	—	—	30,857
Issuance of common stock	—	250	—	—	—	—	—	250
Conversion of operating partnership units to common stock	1	1,681	—	—	—	—	—	1,682
Conversion of debt to common stock	1	2,130	—	—	—	—	—	2,131
Restricted stock forfeited	—	—	—	124	—	(124)	—	—
Acquisition of minority interest in the operating partnership	—	(147)	—	—	—	—	—	(147)
Common stock repurchase	—	—	—	—	—	(297)	—	(297)
Amortization of deferred compensation	—	—	—	332	—	—	—	332
Accrued interest on receivable from principal stockholders	—	—	—	—	(3)	—	—	(3)
Fractional shares payments due on one-for-four reverse stock split		(22)						(22)
Net loss	—	—	(14,348)	—	—	—	—	(14,348)

Balance, December 31, 2003	$16	$45,742	$(23,516)	$(195)	$(1,191)	$(421)	$—	$20,435

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,348)	$(7,130)	$(2,038)
Adjustments to reconcile net loss to net cash used in operating activities:
(Loss) income from discontinued operations	4,456	173	(98)
Depreciation and amortization	9,435	8,449	1,531
Impairment of real estate assets	—	2,390	—
Net gain on sales of real estate assets	—	47	—
Loss (gain) on extinguishment of debt	145	(131)	(174)
Income from investment in unconsolidated joint venture	—	—	(394)
Deferred income tax expense (benefit)	278	(5,591)	—
Deferred rental income	(631)	(338)	(81)
Minority interest	(2,124)	(935)	(267)
Deferred compensation expense	332	834	78
Mark to market adjustments on swap agreements	162	—	—
Interest on receivable from principal stockholders	(57)	—	—
Amortization of note payable premiums, included in interest expense	(556)	(568)	(105)
Amortization of note receivable discount, included in interest income	(17)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	57	891	(929)
Increase in accounts payable	112	168	557
Deferred gain on sale of real estate asset	—	—	(232)
Increase in prepaid and other assets	(767)	(2,736)	(2,013)
(Decrease) increase in accrued and other liabilities	(1,216)	1,609	(2,393)

Net cash used in operating activities:	(4,739)	(2,868)	(6,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(3,779)	(4,407)	(685)
Real estate acquisitions	(7,174)	(268)	—
Proceeds received from sales of real estate assets	40,179	1,109	—
Cash acquired in consolidation transaction	—	—	2,518
Distributions to minority owner of partially owned property	—	—	588
Collections on mortgage loan receivable	22	—	—
Mortgage loan receivable acquisition	(1,730)	—	—

Net cash provided by (used in) investing activities:	27,518	(3,566)	2,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	15,793	24,382	23,564
Repayment of borrowings	(36,937)	(17,563)	(16,749)
Note payments to former limited partners	(237)	(2,055)	—
Repurchase of common stock	(297)	(14)	—
Note payments on litigation settlement	(250)	—	—
Distributions to common stockholders	(2,772)	—
Distributions to unitholders in the operating partnership	(362)	—
Issuance of common stock	250	—	—
Acquisition of minority interest in the operating partnership	(223)	—	—
Advances to affiliate	—	—	(514)
Collection of advance to affiliate	—	8	—

Net cash (used in) provided by financing activities:	(21,901)	1,624	6,301

Cash from discontinued operations	1,271	3,314	86
Increase (decrease) in cash	2,149	(1,496)	2,250
Cash, beginning of period	788	2,284	34

Cash, end of period	$2,937	$788	$2,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,632	$13,435	$3,018
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing in connection with acquisitions of real estate assets	$6,909	$10,818	$—
Financing settled through divestitures	16,885	—	—
Trust deed note receivable from sale of real estate asset	1,100	—
Conversion of debt to related parties into common stock	1,799	—	—
Conversion of operating partnership units into common stock	1,682	—	—
Issuance of operating partnership units in acquisitions of real estate assets	1,572	—	—
Receivable from related party regarding certain issues asserted by principal shareholder	270	—	—
Issuance of common stock related to consolidation	—	—	56,857
Issuance of operating partnership units related to consolidation	—	—	10,884
Issuance of notes payable related to consolidation	—	—	2,292

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

        American Spectrum Realty, Inc. ("ASR" or the "Company") is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through an operating partnership (the "Operating Partnership") in which the Company, as of December 31, 2003, holds a .88% general partner interest and an 86.5% limited partnership interest. As of December 31, 2003, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, and one apartment complex, and one parcel of undeveloped land. The 26 properties are located in seven states.

        During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area. The property sales and acquisitions were part of the Company's strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

        The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company's interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership. If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals the amount of distributions paid on each limited partnership unit in the Operating Partnership ("OP Unit"). Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

        Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2003 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2003, the Company was taxed as a C corporation.

CONSOLIDATION TRANSACTION

        In October 2001, the Company acquired various properties in a consolidation transaction (the "Consolidation"). Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS Real Estate Company, Inc. ("CGS") and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates. Sierra Pacific Pension Investors "84 ("SPPI84"), one of the eight public limited partnerships, was treated, for accounting purposes, as the acquirer of the properties in the Consolidation.

Prior to the Consolidation, SPPI84's activities involved the ownership and operation of two real estate properties in Arizona: Pacific Spectrum in Phoenix, Arizona and Valencia in Tucson, Arizona (Valencia was sold in 2003). Pursuant to the Consolidation, partners of the public partnerships received shares in the Company or promissory notes in exchange for their partnership units and owners of existing related entities exchanged ownership interests in real estate for ASR shares or units in the Operating Partnership, an entity formed for this purpose and initially wholly owned by the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. In the opinion of the Company, the accompanying consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries.

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

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform with the current year presentation. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for the Company beginning January 1, 2002, real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. Prior periods have been reclassified for comparability, as required.

        On February 27, 2004, the Company's stockholders approved a one-for-four reverse stock split of the Company's Common Stock. Pursuant to that reverse split, every four shares of Common Stock outstanding as of the close of business on March 1, 2004 became one share of new post-split Common Stock. Share and per share data (except par value) in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the reverse stock split.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 specifies that certain financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, FAS 150 is effective at the beginning of the third quarter of 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. FAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial position or results of operations.

REAL ESTATE

        Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company's plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, actual results of operating and disposing of the Company's properties could be materially different from current expectations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash and cash equivalents, escrow deposits, tenant and other receivables, a mortgage loan receivable, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company's financial instruments approximate their respective fair market values at December 31, 2003 and December 31, 2002.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company follows Statement of Financial Accounting Standard No. 133, as amended, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

        The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings. As of December 31, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000, which expire in December 2004. The interest rate swap contracts are reflected at fair value on the Company's balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense. During the year ended December 31, 2003, the Company recorded a charge of $162,000 attributable to changes in the fair value of its derivatives financial instruments. The Company had no swap contracts at December 31, 2002.

DEFERRED FINANCING AND OTHER FEES

        Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

        The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. This standard establishes a fair value approach to valuing stock options awarded to employees as compensation. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), which amended FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 "Accounting for Stock Issued to Employees".

        The Company has in effect its Omnibus Stock Incentive Plan (the "Plan"), which is described more fully in Note 19. The Company has elected, as permitted by FAS 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees". The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(14,348)	$(7,130)	$(2,038)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(280)	(476)	(47)

Pro forma net loss	$(14,628)	$(7,606)	$(2,085)
Per share data:
Basic and diluted, as reported	$(9.67)	$(5.16)	$(1.48)
Basic and diluted, proforma	$(9.86)	$(5.50)	$(1.51)

MINORITY INTEREST

        Unit holders in the Operating Partnership (other than the Company) held a 12.61% and 11.60% limited partnership interest in the Operating Partnership at December 31, 2003 and December 31, 2002, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

        The Company currently holds no investments in operating joint ventures. Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners ("SMMP"), which it accounted for using the equity method. The investment was stated at cost and was adjusted for SPPI84's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method). See Note 8—Investment in Unconsolidated Joint Venture—for further discussion.

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

        The Company's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

        For the years ended December 31, 2003, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.

NET LOSS PER SHARE

        Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding of 56,125 at December 31, 2003 and OP Units (other than those held by the Company) outstanding of 898,757 at December 31, 2003 have not been included in the net loss per share calculation since their effect would be antidilutive.

INCOME TAXES

        In preparing the Company's consolidated financial statements, management estimates the income tax in each of the jurisdictions in which the Company operates. This process includes an assessment of current tax expense, the results of tax examinations, and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences may result in deferred tax assets or liabilities which are included in the consolidated balance sheet. The realization of deferred tax assets as a result of future taxable income must be assessed and to the extent that the realization is doubtful, a valuation allowance is established. The Company's income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which the Company operates. Should the actual results differ from the Company's estimates, the Company would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

NOTE 3. CONSOLIDATION TRANSACTION

        In October 2001, the Company acquired various properties in the Consolidation. Pursuant to the Consolidation, subsidiaries of the Company merged with eight public limited partnerships, acquired the assets and liabilities of two private entities managed by CGS and its affiliates and acquired certain assets and liabilities of CGS and its majority-owned affiliates. All entities in the Consolidation were created to own and/or operate income-producing properties. The combination of the entities in the Consolidation is anticipated to reduce overall costs, thereby increasing shareholder value. See Note 1—Description of Business.

        An exchange value representing the estimate of the net asset value of each acquired entity was computed as follows: (A) the sum of (i) the estimated fair market value of the real estate portfolio as determined by an independent appraisal and (ii) the realizable values of the non-real estate assets (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) the entity's share of the Consolidation expenses. In addition, an exchange value was computed for the portion of the CGS management company acquired as follows: (A) the sum of (i) an estimated value utilizing an earnings multiple approach and (ii) the realizable values of the assets obtained, (B) reduced by (i) the mortgage debt balance adjusted to reflect the market value of such debt, (ii) other balance sheet liabilities and (iii) its share of the Consolidation expenses. The number of shares of Company stock issued was determined by the aggregate exchange value divided by $60. Certain investors elected to receive notes in lieu of shares of Company stock. Pursuant to the Consolidation, 1,355,386 shares of the Common Stock of the Company (after giving effect to the one-for-four reverse stock split which became effective March 2, 2004); 725,605 OP Units and $2,292,671 in notes payable were issued.

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

LIABILITIES AND STOCKHOLDERS' AND PARTNERS' EQUITY
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

        The following unaudited pro forma financial information for the year ended December 31, 2001 assumes the Consolidation occurred on the beginning of 2001, after giving effect to certain adjustments including depreciation based on the fair market value of the real estate assets and amortization of the premium of the debt based on the adjustments to reflect the debt at its fair market value (dollars in thousands):

Pro Forma Results of Operations	Year Ended December 31, 2001
Total revenues	$39,478
Operating expenses	20,818
Depreciation and amortization	14,047
Interest expense	14,058
Gain on extinguishment of debt	314
Minority interest	1,059

Net loss	$(8,072)

Weighted average shares	1,380,261
Net loss per basic and diluted share	$(5.85)

NOTE 4. REAL ESTATE

        The cost and accumulated depreciation of rental property held for investment as of December 31, 2003 and 2002 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
2003:
Office properties	$31,473	$119,861	$151,334	$14,219	$137,115
Industrial properties	4,030	20,790	24,820	2,500	22,320
Shopping center properties	2,010	4,377	6,387	936	5,451
Apartment property	3,060	12,104	15,164	1,259	13,905
Land held for development and other	3,900	248	4,148	149	3,999

Total	$44,473	$157,380	$201,853	$19,063	$182,790

2002:
Office properties	$26,741	$105,755	$132,496	$7,267	$125,229
Industrial properties	4,030	20,752	24,782	1,341	23,441
Shopping center properties	2,010	4,376	6,386	541	5,845
Apartment property	3,060	12,105	15,165	681	14,484
Land held for development and other	3,900	252	4,152	106	4,046

Total	$39,741	$143,240	$182,981	$9,936	$173,045

ACQUISITIONS

        On November 13, 2003, the Company acquired an office property in Houston, Texas, consisting of approximately 89,695 rentable square feet. Acquisition costs of approximately $3,476,000 were primarily funded with a new mortgage loan with the remainder in cash.

        Between May 7, 2003 and October 27, 2003, the Company acquired three office properties from an affiliated entity. The properties are located in Houston, Texas and consist of approximately 160,742 rentable square feet. Acquisition costs of approximately $10,703,000 included assumed or new mortgage indebtedness, the issuance of 382,537 OP Units (valued for this purpose at $4.11 per unit), deferred payments and cash.

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

DISPOSITIONS

        On December 5, 2003, the Company sold Marketplace, a 105,289 square foot shopping center property located in South Carolina, for $4,250,000.

        On October 31, 2003, the Company sold Leawood Fountain Plaza, an 86,355 square foot office property located in Kansas, for $3,020,000.

        On September 30, 2003, the Company sold Emerald Pointe, a 366-unit apartment property located in Texas, for $10,100,000.

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

        On May 15, 2003, the Company sold Villa Redondo, a 125-unit apartment property in California, for $12,500,000.

        On April 10, 2003, the Company sold Valencia, an 82,560 square foot industrial property located in Arizona, for $4,100,000.

        These eleven properties sold during 2003 produced net proceeds of approximately $12,080,000, of which $560,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. The sales generated a net gain of approximately $2,540,000, which is reflected as discontinued operations in the consolidated statements of operations. The net gain was after taking into consideration impairment charges totaling $7,500,000 recorded in 2003 related to four of the eleven properties.

        On October 15, 2002, the Company sold a 72,149 square foot shopping center in Missouri for $3,800,000 ("Maple Tree"). On October 11, 2002, the Company sold a 152-unit apartment property in California, for $8,300,000 ("Creekside Apartments"). Total net sales proceeds of $279,000, which were held in escrow at June 30, 2003 and December 31, 2002, were received in April 2003.

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

INTANGIBLE ASSETS PURCHASED

        Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards No. 141), and allocates the purchase price to the acquired assets and assumed liabilities. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.

        The Company evaluates acquired "above and below" market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Based on its acquisitions to date, the Company's allocation to intangible assets for assets purchased has been immaterial.

IMPAIRMENT OF REAL ESTATE HELD FOR INVESTMENT

        During 2002, the Company recorded impairment charges of $2,390,000 to provide for a decrease in the estimated fair market value of three properties held for investment. Impairment charges totaling $1,403,000 were recorded on the Company's two remaining shopping center properties located in South Carolina and $987,000 on an office property located in Missouri. Based upon a review of changes in property conditions, capital requirements, and market conditions, the Company determined that the carrying value of certain of these properties were above what it anticipated to be recoverable. The Company reviewed current market conditions including capitalization rates and investor return requirements in determining the reasonable values.

FUTURE MINIMUM RENTS

        The Company leases its office, industrial and shopping center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2003, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2004	$22,528
2005	18,077
2006	12,261
2007	8,224
2008	5,717
Thereafter	9,459

$76,266

NOTE 5. DISCONTINUED OPERATIONS

Real estate assets held for sale.

        As of December 31, 2002, eleven properties were classified as "Real estate held for sale". These eleven properties were sold during 2003. The properties, located in nine states, consisted of six industrial properties, two apartment properties, two office properties and one shopping center property. The industrial, office, and shopping center properties had an aggregate rentable square footage of approximately 1,084,000 and the apartment properties consisted of 491 total units. The sales generated net proceeds of approximately $12,080,000, of which $560,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange.

        The carrying amounts of the eleven properties classified as "Real estate held for sale" at December 31, 2002 are summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet	December 31, 2002
Real estate	$64,939
Other	2,696

Real estate assets held for sale	$67,635

Notes payable, net (including $800 to related party)	$47,365
Accounts payable	551
Accrued and other liabilities	2,034

Liabilities related to real estate held for sale	$49,950

        All real estate assets held by the Company on December 31, 2003 are considered assets held for investment. No real estate was classified as held for sale by the Company at December 31, 2003.

Net income (loss) from discontinued operations.

        Net loss from discontinued operations for the year ended December 31, 2003 includes the operations of the eleven properties sold during 2003. The eleven properties sold during 2003 generated a net gain on sale of discontinued operations of $2,540,000. The net gain recognized for 2003 was after taking into consideration an impairment charge totaling $7,500,000 recorded in 2003 related to four of the eleven properties. The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. An income tax benefit on discontinued operations of $1,656,000 was recorded during the year ended December 31, 2003.

        Net income (loss) from discontinued operations for the years ended December 31, 2002 and 2001 include the operations of the eleven properties sold during 2003 and the operations of Maple Tree and Creekside Apartments, which were sold in 2002. The properties sold during 2002 generated a net gain on sale of discontinued operations of $1,127,000. An impairment charge of $2,356,000 related to two properties which sold in 2003, and an income tax benefit on discontinued operations of $1,492,000, was recorded during the year ended December 31, 2002.

        The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

	Year Ended December 31,
Condensed Consolidated Statements of Operations
	2003	2002	2001
Rental revenue	$6,656	$12,949	$3,124
Total expenses	7,808	13,099	3,136
(Loss) gain on early extinguishment of debt	—	(184)	140
Minority interest related to partially owned property	—	(102)	(30)

Net (loss) income from discontinued operations before net gain on sale, impairment and income tax benefit	(1,152)	(436)	98
Net gain on sale of discontinued operations	2,540	1,127	—
Impairment of real estate assets	(7,500)	(2,356)	—
Income tax benefit	1,656	1,492	—

Net (loss) income from discontinued operations	$(4,456)	$(173)	$98

NOTE 6. MORTGAGE LOAN RECEIVABLE

      On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company. The note bears interest at 7.5% per annum and matures in November 2004. The receivable balance of the note as of December 31, 2003 was $1,666,504, net of discount of $83,253. The purchase of this note was funded with a new loan to the Company from the lender that owned the note. Loan costs of approximately $41,000 were incurred in connection with the transaction.

NOTE 7. INVESTMENT IN MANAGEMENT COMPANY

        Pursuant to the Consolidation, the Company acquired a portion of the property management business of CGS. The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation. See Note 3—Consolidation Transaction.

        SFAS No. 142—"Goodwill and Other Intangible Assets"—requires intangible assets that are not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

        At December 31, 2003, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

        Prior to the Consolidation, SPPI84 held an investment in Sierra Mira Mesa Partners (SMMP), which it accounted for using the equity method. The Company held no investments in operating joint ventures at December 31, 2003 and 2002.

        SMMP, a California general partnership, was formed in 1985 between SPPI84 and Sierra Pacific Development Fund II ("Fund II"), an affiliate of SPPI84, to develop and operate the real property known as Mira Mesa, an office building located in San Diego, California. For the year ended December 31, 2001, SPPI84 recognized income from investment in SMMP of $393,764.

        On October 19, 2001, SPPI84 and Fund II merged into a subsidiary of the Company pursuant to the Consolidation. As a result, the assets and liabilities of Mira Mesa and its results of operations for the two months and twelve days ended December 31, 2001, are included in the consolidated financial statements of the Company at December 31, 2001.

NOTE 9. RELATED PARTY TRANSACTIONS

        In 2004, the Company will pay a total of $224,520 to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. ("the Guarantors") in consideration for their guarantees of certain obligations of the Company as of December 31, 2003. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. Mr. Galardi is a director and principal stockholder of the Company. The payment was made in the form of an offset against certain sums owed to the Company by the Guarantors. The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of the guaranteed obligations. The guaranty fee is to be paid for a maximum of 3 years on any particular obligation. The charge for this guaranty is accrued in 2003 and is included in interest expense on the results of operations.

        During 2003, the Company made payments totaling $1,000,000, on its indebtedness to an affiliated entity, reducing the balance due to $251,321, inclusive of deferred payments of $190,469 mentioned below.

        During 2003, the Company acquired three office properties from an affiliated entity. The properties are located in Houston, Texas and consist of approximately 160,742 rentable square feet. Acquisition costs of approximately $10,703,000 included assumed or new mortgage indebtedness, the issuance of 382,537 OP Units, deferred payments of $190,469 and cash.

        In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company's common stock. Timothy Brown, a director of the Company, was a partner of Brown Parker Leahy, LLP.

        In May 2003, Mr. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company's common stock.

        In May 2003, Mr. Galardi purchased a total of 15,243 shares of the Company's common stock for $16.40 per share.

        In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003. An affiliate of Mr. Carden is a principal stockholder of CGS. Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS. Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The interest due on the receivable was offset against a payable to an affiliate.

        In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's consolidated financial statements. The interest due on the receivable was offset against a payable to an affiliate.

        In December 2002, the Company received proceeds of $800,000 from a loan on Valencia, one of the Company's industrial properties. The loan was provided by an affiliated entity of Mr. Carden. The mortgage was repaid upon the sale of the property in April 2003.

        In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on Maple Tree, one of its shopping center properties. One of the loans, which totaled $700,000, was provided by an affiliated entity of Mr. Carden. The mortgages were repaid upon the sale of the property in October 2002.

        In connection with the Consolidation, ASR assumed a $2,207,081 obligation to an affiliated entity of Mr. Carden. In October 2002, this obligation, which totaled $2,500,103, was paid in connection with the sale of Creekside Apartments.

        For the years ended December 31, 2003 and 2002, the Company paid $98,763 and $112,800, respectively, for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.

        For the years ended December 31, 2003 and 2002, the Company incurred professional fees of $19,240 and $112,887, respectively, to a law firm in which Timothy R. Brown, a director of the Company, is a partner.

        During 2002, the Company made payments totaling $521,808 on its obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife and a trust for his children. The payments reduced the balance due to ASJ, Ltd. to $200,000 as of December 31, 2002. During 2003, the obligation was reduced by $111,321 to offset certain amounts which became payable from the related party. In January 2004, the Company paid the remaining balance due of $88,679.

        Effective January 1, 2002, the Company acquired a receivable in the amount of $177,000 from a related party in connection with the Company's assumption of an executive suite in an office building owned by the Company. The Company cancelled this receivable by offsetting the amount of the receivable against the amount payable by the Company to an entity owned by the related party.

        In 1994, SPPI84 sold the Pacific Spectrum property to an affiliate of its general partner for cash of $800,000 and a $3,200,000 trust deed note dated December 31, 1994. The note called for monthly interest only payments and bore interest of 10% per annum. Interest receivable had, from time to time, been added to the principal balance of the note and the maturity had been extended annually for additional one-year terms. Interest income related to this note of $141,083 was recognized during the year ended December 31, 2001. On October 19, 2001, SPPI84 and the entity that then owned Pacific Spectrum were acquired by ASR. Accordingly, the $1,750,771 note receivable balance and related interest receivable of $141,083 as of October 19, 2001 were eliminated in the consolidated financial statements of ASR.

        SPPI84 paid a total of $936,752 in expenses relating to the Consolidation, primarily professional fees.    The limited partners of SPPI84 were compensated for SPPI84 paying Consolidation costs in excess of its allocable share by receiving additional stock upon the consummation of the Consolidation.

NOTE 10. NOTES PAYABLE

        The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2003, and 2002 (dollars in thousands):

	2003	2002
Secured loans from various lenders, net of unamortized premiums of $3,172 and $3,613 at December 31, 2003 and 2002, respectively, bearing interest at fixed rates between 5.00% and 12.00% at December 31, 2003, and 5.00% and 13.00% at December 31, 2002, with monthly principal and interest payments ranging between $3 and $269 at December 31, 2003 and 2002, and maturing at various dates through August 11, 2012.	$124,575	$107,045
Secured loans from various banks bearing interest at variable rates ranging between 5.14% and 6.50% at December 31, 2003, and 5.38% and 6.75% at December 31, 2002 and maturing at various dates through May 1, 2008.	13,659	14,718
Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,532	11,679
Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($97 at December 31, 2003 and $104 at December 31, 2002), and a maturity date of November 1, 2006.	475	645
Unsecured loans from various lenders, bearing interest at fixed rates between 4.99% and 20.00% at December 31, 2003, and 5.47% and 20.00% at December 31, 2002, and maturing at various dates through October 1, 2004.	810	1,083
Unsecured non-interest bearing loan paid in April 2003	—	58
Unsecured note to Brown Parker and Leahy, LLP, a law firm in which Timothy R. Brown, a director of the Company, was a partner. The loan, which bore interest at prime, was exchanged for stock in May 2003.	—	199
Unsecured loan from John N. Galardi, a director and principal stockholder, with a fixed interest rate of 8.00%, payable on demand. The loan was exchanged for stock in May 2003.	—	1,600

Total	$151,051	$137,027

        Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 2003 and 2002, the unamortized debt premiums included in the above schedule were $3,172,000 and $3,613,000, respectively.

        In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan agreement in the amount of $5,350,000. The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum. Proceeds of $2,059,000 were received as a result of the refinance.

        In November 2003, in connection with the acquisition of an office property in Houston, Texas, the Company obtained a loan in the amount of $4,574,000. The loan, which matures in May 2004 may be extended, at the Company's option, to November 2004. The loan bears interest at a fixed rate of 5% per annum.

        In October 2003, the Company entered into a $4,100,000 loan agreement in connection with the acquisition of an office property in Houston, Texas and the acquisition of a note secured by another office property in Houston. The loan, of which $3,700,000 had been funded as of December 31, 2003, matures in November 2005 and bears interest at a fixed rate of 6% per annum.

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

        In May 2003, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $3,180,000. The loan bears interest at a fixed rate of 6.80% per annum and matures in August 2012. The Company also entered into an agreement that provided for seller financing of $464,000, bearing interest at a fixed rate of 6.80% per annum and maturing in May 2005.

        In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company's common stock.

        In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company's common stock.

        In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in 2004. The Company financed an additional insurance premium during 2003 of $130,000, with scheduled payments through June 2004.

        In December 2002, modification agreements were entered into with a bank to extend the maturity on five secured loans to December 31, 2004. Three of these loans were repaid in the third quarter of 2003 in connection with property sales. The balance of the two remaining loans totaled $9,525,000 as of December 31, 2003.

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

        In August 2002, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,213,000. The loan bears interest at a fixed rate of 7.29% and matures in April 2005.

        In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2003, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

        In May 2002, in connection with the acquisition of two office properties in Houston, Texas, the Company assumed two loans totaling $8,650,000. The loans bear interest at a fixed rate of 7.45% per annum and mature in May 2012.    The Company also entered into an agreement which provided for seller financing of $955,000, bearing interest at a fixed rate of 7.45% per annum and maturing in August 2012.

        In May 2002, the Company refinanced a $1,452,000 loan secured by Southwest Pointe, an industrial property, and entered into a new loan agreement in the amount of $2,950,000. The new loan bears interest at a fixed rate of 7.33% per annum and matures in June 2012. Net proceeds of $1,297,000 were received as a result of the refinancing.

        In May 2002, the Company refinanced a $1,346,000 loan secured by Leawood Fountain Plaza, an office property, and entered into a loan agreement in the amount of $3,000,000. The new loan bore interest at Libor plus 2.85% with a minimum of 5.75% per annum. Net proceeds of $1,026,000 were received as a result of the refinancing. The new loan was repaid in October 2003 upon the sale of the property.

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

        The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2003, are as follows (dollars in thousands):

Year Ending December 31,
2004	$24,133
2005	11,777
2006	6,309
2007	1,907
2008	5,386
Thereafter	98,367

Subtotal	147,879
Premiums (net of accumulated amortization of $1,229)	3,172

Total	$151,051

NOTE 11. NOTES PAYABLE, LITIGATION SETTLEMENT

        As the result of the settlement of the Teachout matter, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company. This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006. Interest-only payments, which are payable quarterly, commenced June 2, 2003. The note may be prepaid in whole or in part at any time without penalty.

        As part of the settlement, the Company agreed to pay legal fees totaling $1,200,000 to the plaintiff's counsel. The Company made a scheduled payment of $250,000 in the third quarter of 2003 with the remaining $950,000 consisting of two promissory notes. The first note, in the amount of $700,000, bears interest at 6% per annum and matures in March 2006. Interest-only payments, which are payable quarterly, commenced June 2, 2003. The second promissory note, in the amount of $250,000, bears no interest and matures in March 2006. The notes, which are secured by a second deed of trust on an office property owned by the Company, may be prepaid in whole or in part at any time without penalty.

        In connection with the agreement, John N. Galardi and William J. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's consolidated financial statements. The interest due on the receivable was offset against a payable to an affiliated entity.

NOTE 12. NOTES PAYABLE, FORMER LIMITED PARTNERS

        Limited partners of the eight public limited partnerships who voted against the Consolidation had the option of electing to receive notes instead of ASR shares. The notes, which totaled $2,291,671, bore interest at 5.92% per annum and matured in October 2009. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 2002. The notes were redeemable at any time at the option of the Company, in whole or from time to time in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date. During 2002, $2,055,049 of the notes, plus accrued interest, was paid. During 2003, the balance of the notes, plus accrued interest, was paid.

NOTE 13. NET (LOSS) GAIN ON EARLY EXTINGUISHMENT OF DEBT

        During 2003, in connection with the refinance of San Felipe, the Company recorded a loss on early extinguishments of debt of $145,000 related to the write-off of an unamortized loan discount and prepayment penalty.

        During 2002, in connection with the refinance of Southwest Pointe, the Company recorded a gain on early extinguishment of debt of $131,000 in 2002 related to the write-off of an unamortized loan premium.

        During 2001, the Company recognized a net gain on early extinguishment of debt of $174,000 related to the payoff of two loans and the refinancing of one loan individually secured by the following properties; Northwest Corporate Center, Creekside Office and Van Buren.

        The net (loss) gain on early extinguishment of debt is included in other income in the consolidated statements of operations.

NOTE 14. MINORITY INTEREST

        Unit holders in the Operating Partnership (other than the Company) held a 12.61% and 11.60% limited partnership interest in the Operating Partnership at December 31, 2003 and December 31, 2002, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

        In July 2003, the Company purchased 7,329 OP Units from Nooney Development Partners, L.P. for $223,000 pursuant to an agreement entered into at the time of the Consolidation.

        During the year ended December 31, 2003, the Company issued a total of 382,537 OP Units to an affiliated entity in connection with the acquisition of three office properties in Houston, Texas.

        During the year ended December 31, 2003, a total of 202,056 OP Units were exchanged 50,514 shares of Common Stock.

NOTE 15. REDEEMABLE COMMON STOCK

        On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder's right to compel the sale of the stock back to the Company (the "Put") at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002. In November 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003. In May 2003, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to a payment schedule. In January 2004, the Company and holder agreed to extend the put exercise period to November 30, 2004 through December 31, 2004.

NOTE 16. REPURCHASE OF COMMON STOCK

        In May 2003, the Company's Board of Directors authorized the repurchase of up to 75,000 shares of its common stock from the proceeds of property sales. Such purchases would be made from time to time in open market transactions.

        During 2003, the Company repurchased a total of 16,174 shares at an average price of $14.04 per share in open market transactions. The total cost of the stock repurchases amounted to $234,268.

        Pursuant to the settlement of the Teachout litigation (see Note 20), the Company repurchased 45 shares from a former limited partner of Fund II for $2,457, or $54.00 per share, during the third quarter of 2003.

        In December 2003, the Company repurchased 6,563 shares of restricted stock from an employee for cash of $59,750 and the reversal of deferred compensation of $124,605.

NOTE 17. INCOME TAXES

        The provision for income taxes on income consists of the following for the period ended December 31, 2003 and 2002 (thousands of dollars):

	2003	2002
Current expense (benefit):
Federal	—	—
State	—	—
Deferred expense (benefit):
Federal	$234	$(4,883)
State	44	(708)

	$278	$(5,591)

        The Company has federal and state net operating loss carryforwards of approximately $1,486,000 and $3,185,000, respectively, as of December 31, 2003. The use of the California net operating loss carryover of $2,576,000 is suspended until 2004.

        The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss expires in 2022 through 2023.

        For 2003 and 2002, the reported income tax expense (benefit) differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

	December 31, 2003	December 31, 2002
Expected income tax benefit at statutory federal rate	$(3,991)	$(4,584)
Income not taxable	(164)	(426)
Charges not deductible	118	1,229
Minority interest	701	318
Net change in valuation allowance	—	(1,387)
Prior losses with current benefit	—	(741)
Losses with no current benefit	3,614	—

Income tax expense (benefit)	$278	$(5,591)

        The components of deferred tax assets and liabilities consist of the following as of December 31, 2003 and December 31, 2002, respectively (thousands of dollars):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Net operating losses	$631	$4,233
Allowance for bad debts	147	121
Capitalized lease costs	371	466
Less: Valuation allowance	—	—

Total deferred tax asset	1,149	4,820
Deferred tax liabilities:
Built-in gains	(5,066)	(10,710)
Straight-line rents receivable	(399)	(192)

Total deferred tax liabilities	(5,465)	(10,902)

Net deferred tax liabilities	$(4,316)	$(6,082)

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2003 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2003, the Company was taxed as a C corporation.

        SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For 2001, based on management's intent to become a REIT, which would make the Company not generally liable for federal corporate income taxes, and its intent to sell real estate assets only through tax deferred exchanges, management recorded a valuation allowance against the entire net deferred tax asset since uncertainty existed as to the ultimate tax asset to be realized.

        In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company's real estate assets outside of tax-deferred exchanges. If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT. The potential tax related to this built-in gain for book purposes is approximately $13,165,000. Therefore, in 2002, the Company recognized a deferred tax liability for this potential tax and has recorded this liability as a charge to equity. During 2002, the deferred tax liability for the built-in gains was reduced primarily due to the tax effect of impairments recorded for certain real estate assets held.

        Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, as of December 31, 2003 and 2002, no valuation allowance has been recorded and the valuation allowance previously recorded in 2001 has been reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

NOTE 18. NET LOSS PER SHARE

        Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive. Net loss per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss before discontinued operations	$(9,892)	$(6,957)	$(2,136)
Discontinued operations:
(Loss) income from discontinued operations	(1,152)	(436)	98
Gain on sale of discontinued operations	2,540	1,127	—
Impairment of real estate assets	(7,500)	(2,356)	—
Income tax benefit	1,656	1,492	—

(Loss) income from discontinued operations	(4,456)	(173)	98

Net loss	$(14,348)	$(7,130)	$(2,038)

Basic and diluted per share data:
Net loss before discontinued operations	$(6.67)	$(5.03)	$(1.55)
(Loss) income from discontinued operations	(3.00)	(0.13)	0.07

Net loss	$(9.67)	$(5.16)	$(1.48)

Basic weighted average shares used	1,483,675	1,381,860	1,380,261

NOTE 19. STOCK OPTION AND RESTRICTED SHARE PLANS

        The Company has in effect the Plan, which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2003, 96,500 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

        The following table summarizes activity and outstanding options under the plan:

	Shares Under Option	Weighted Average Exercise Price
Granted(1)	21,812	$60.00
Outstanding on December 31, 2001	21,812	$60.00
Granted(1)	25,563	$26.08
Outstanding on December 31, 2002	47,375	$41.68
Granted(1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08
Exercisable as of:
December 31, 2001	10,140	$60.00
December 31, 2002	23,546	$44.24
December 31, 2003	31,328	$42.80

(1)
The exercise price of the stock options granted was equal to the fair market value on the date of grant.

        The following table summarizes certain information for options outstanding on December 31, 2003:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.20 - $12.20	8,750	9.4 years	$12.20
$20.12 - $27.16	25,563	8.4 years	$26.08
$60.00 - $60.00	21,812	7.8 years	$60.00

        The following table summarizes certain information for options exercisable on December 31, 2003:

Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.20 - $12.20	2,187	$12.20
$20.12 - $27.16	12,781	$26.08
$60.00 - $60.00	16,359	$60.00

        The Company accounts for the Plan under APB Opinion 25. Therefore, no compensation cost has been recognized for the granting of options. For the pro forma disclosures presented in Note 1, the estimated fair value of the options is amortized to expense over the options' vesting period. The estimated fair value of options granted during the periods ended December 31, 2001, 2002 and 2003, were $41.16, $17.80 and $6.96 per share, respectively. The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants: expected volatility of 49%, 53% and 40% for 2001, 2002 and 2003, respectively; risk-free interest rate of 5.07%, 3.85% and 3.85% for 2001, 2002 and 2003, respectively, and expected lives of 10 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        In addition, during fiscal 2001 and 2002, the Company issued 24,875 and 2,500 shares, respectively, of restricted stock under the Plan. This stock is subject to repurchase by the Company on termination of the grantee's employment for a price of $.04 per share. No shares were issued under the Plan as restricted stock during fiscal 2003. For 7,375 of the shares issued in 2001, the repurchase option lapses in four equal installments on the first, second, third and fourth anniversaries of the date of grant. For 8,750 of the shares issued in 2001, the repurchase option lapsed on October 14, 2002. For the remaining 8,750 shares issued in 2001, the repurchase option for 25% of the shares lapsed on September 1, 2002, 1,833 shares lapsed on September 1, 2003, 2,652 shares lapsed on December 31, 2003 and 2,077 shares were relinquished in conjunction with a termination agreement. For the shares issued in 2002, the repurchase option lapsed as follows: 50% on the date of grant and 50% on the date, which was six months following the date of issuance. For those issued in 2001, recipients of restricted stock paid no consideration to the Company for the shares and for those issued in 2002, the recipient paid $.04 per share. All recipients have the right to vote all shares, to receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipients may not transfer the ASR shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. For the period ended December 31, 2001, 2002 and 2003, $78,000, $834,000 and $332,000, respectively, was recognized as expense for restricted shares issued. An additional $195,000 of compensation expense will be expensed over the remaining vesting period.

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

        Plaintiffs' complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract. Plaintiffs' complaint challenged the Consolidation, although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants. Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

        Plaintiffs' prayer for relief sought the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs' costs of suit, including attorneys', accountants' and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee. On March 15, 2002, the Court sustained the Company's demurrer to plaintiffs' complaint and held that the complaint failed to state a cause of action for either breach of fiduciary duty or breach of contract against the Company. The Court gave the plaintiffs twenty days leave to amend.

        Subsequently, plaintiffs filed and served a Second Amended Complaint alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. On June 14, 2002, the Court sustained the Company's demurrer on the grounds that Plaintiffs' Second Amended Complaint failed to state a cause of action against the Company for interference with contract or interference with prospective economic advantage. The Court gave Plaintiffs twenty days leave to amend.

        Subsequently, the plaintiffs filed and served a Third Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. On September 6, 2002, the Court sustained the Company's demurrer on the grounds that the Plaintiffs' Third Amended Compliant failed to state a cause of action for either interference with contract or interference with prospective economic advantage against the Company. The Court gave the Plaintiffs twenty days to amend.

        On September 25, 2002, the plaintiffs filed and served a Fourth Amended Complaint on the Company alleging claims against the Company for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations. The plaintiffs' prayer for relief on its Fourth Amended Compliant seeks the following: 1) an injunction prohibiting the defendants from commingling; 2) imposition of a constructive trust providing for liquidation of the assets of the partnerships and a distribution of the assets to the former limited partners therein; 3) a judicial declaration that the action may be maintained as a class action; 4) monetary/compensatory damages; 5) plaintiffs' costs of suit, including attorneys', accountants' and expert fees; and 6) a judicial order of dissolution of the partnerships and appointment of a liquidating trustee. On October 29, 2002, the Company responded by answer and asserted general and specific affirmative defenses to the allegations in the Fourth Amended Complaint.

        On January 10, 2003, plaintiffs filed and served a Notice of Motion and Motion for Class Certification. On January 31, 2003, the Company filed an Opposition to Plaintiffs' Motion for Class Certification. On March 7, 2003, the Court granted plaintiffs' Motion for Class Certification but expressly reserved the right to visit the issue of certification should rescission be chosen as a remedy to determine whether it is still a viable procedure in the class setting.

        On October 16, 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding the settlement in this matter. By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the Fourth Amended Complaint. Plaintiffs have agreed to release such claims, pursuant to the Memorandum. As this matter is a class action, the parties need to obtain court approval to complete the settlement and to administer the payment of the settlement amounts to the class members. The settlement is funded, in its entirety, by insurance coverage. The payable of $6,500,000 and a corresponding receivable for insurance proceeds are reflected as separate line items on the consolidated balance sheet of the Company as of December 31, 2003.

        On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.

Teachout Matter

        A subsidiary of CGS, S-P Properties, Inc., was a defendant in a lawsuit commenced in Superior Court, County of Los Angles in November 1995, entitled Teachout et al. v. S.P. Properties, Inc. and Sierra Pacific Development Fund II ("Fund II"). The suit was a derivative action brought by a limited partner on behalf of Fund II, which alleged that the general partner breached its fiduciary duty and breached the partnership agreement in connection with loans to an affiliate of the general partner and the issuance of notes to an affiliate of CGS in connection with the purchase of a property from Fund II, among other things. Fund II was merged into a subsidiary of the Company pursuant to the Consolidation.

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

        As part of the settlement, the plaintiffs dismissed the lawsuit and all claims therein with prejudice, and the Company has no obligation to pay any further amounts, except for legal fees of $1,200,000 to plaintiff's counsel. Pursuant to the settlement, the Company made a scheduled payment of $250,000 to plaintiff's counsel in the third quarter of 2003. The remaining balance due to plaintiff's counsel of $950,000 is due in March 2006. The total obligation due under the settlement as of December 31, 2003 and 2002 of $9,750,000 and $10,000,000, respectively, is reflected as a separate line item in the consolidated financial statements.

        In connection with the agreement, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout matter and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout matter, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's consolidated financial statements. The interest due on the receivable was offset against a payable to an affiliated entity.

Other Matters

        Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

        The Company has become aware that two of its properties may contain hazardous substances above reportable levels. The Company is currently evaluating this situation to determine an appropriate course of action.

Contractual Obligations and Commitments

        The following table aggregates the Company's contractual obligations as of December 31, 2003 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$147,879	$24,133	$18,086	$7,293	$98,367
Litigation settlements(2)	16,250	6,500	9,750	—	—
Capital lease expenditures(3)	2,525	2,525	—	—	—
Employee obligations(4)	779	612	167	—	—

Total	$167,433	$33,770	$28,003	$7,293	$98,367

(1)
See Note 10—Notes Payable.

(2)
Represents obligations related to the settlement of the Teachout Matter and Lewis Matter. The $6,500,000 due on the Lewis Matter is covered by the Company's insurance.

(3)
Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(4)
Represents employment agreement commitments for officers of the Company.

NOTE 21. SEGMENT INFORMATION

        As of December 31, 2003, the Company owned a diverse portfolio of properties comprising office, industrial, shopping center properties, an apartment property, and a parcel of undeveloped land. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists of community shopping centers located in South Carolina. The Company's sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2003, 2002, and 2001 is as follows (dollars in thousands):

	Office	Industrial	Shopping Center	Apartment	Land Held for Development and Other	Property Total
2003
Rental revenue	$19,197	$2,914	$918	$2,707	$57	$25,793
Property operating expenses	7,664	992	314	1,452	119	10,541

Net operating income (NOI)	$11,533	$1,922	$604	$1,255	$(62)	$15,252

Real estate assets, net	$137,115	$22,320	$5,451	$13,905	$3,999	$182,790

2002
Rental revenue	$19,700	$3,436	$1,025	$2,689	$383	$27,233
Property operating expenses	6,968	893	356	1,443	466	10,126

Net operating income (NOI)	$12,732	$2,543	$669	$1,246	$(83)	$17,107

Real estate assets, net	$125,229	$23,441	$5,845	$14,484	$4,046	$173,045

2001
Rental revenue	$3,803	$637	$225	$528	$—	$5,193
Property operating expenses	1,485	(6)	89	428	9	2,005

Net operating income (NOI)	$2,318	$643	$136	$100	$(9)	$3,188

Real estate assets, net	$118,257	$24,332	$8,981	$14,953	$4,014	$170,537

        The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	2003	2002	2001
REVENUES
Total revenues for reportable segments	$25,793	$27,233	$5,193
Other revenues	139	209	161

Total consolidated revenues	$25,932	$27,442	$5,354

NET INCOME
NOI for reportable segments	$15,252	$17,107	$3,188
Unallocated amounts:
Interest and other income	139	209	161
General and administrative expenses	(6,801)	(8,586)	(2,863)
Depreciation and amortization	(9,435)	(8,449)	(1,531)
Interest expense	(10,748)	(10,258)	(1,926)
Litigation settlement	—	(1,200)	—
Impairment of real estate assets	—	(2,390)	—
Net loss on sale of real estate assets	—	(47)	—
Net (loss) gain on extinguishment of debt	(145)	131	174
Income from investment in unconsolidated joint venture	—	—	394
Net loss from operations before deferred income tax (expense) benefit, minority interest and discontinued operations	(11,738)	(13,483)	(2,403)
Deferred income tax (expense) benefit	(278)	5,591	—
Minority interest	2,124	935	267
(Loss) income from discontinued operations	(4,456)	(173)	98

Net loss	$(14,348)	$(7,130)	$(2,038)

ASSETS
Total assets for reportable segments	$182,790	$173,045	$170,537
Real estate held for sale	—	67,635	82,089
Cash and cash equivalents	2,937	788	2,284
Tenant and other receivables, net	553	357	1,042
Deferred rent receivable	1,050	419	81
Mortgage loan receivable, net of discount	1,667	—	—
Insurance proceeds receivable	6,500	—	—
Investment in management company	4,000	4,000	4,000
Deposits held in escrow	—	279	1,956
Prepaid and other assets, net	8,506	7,034	4,216

Total consolidated assets	$208,003	$253,557	$266,205

NOTE 22. LIQUIDITY AND CAPITAL RESOURCES

      The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative payroll expenses from cash generated by operations and cash currently held. In addition, the Company anticipates capital costs to be incurred related to re-leasing space and improvements to properties, litigation settlement costs and other fees from professional services. The funds to meet these obligations will be obtained from proceeds of the sale of assets, lender held funds and refinancing of properties. Based on current analysis, the Company believes that the cash generated by these anticipated sales will be adequate to meet these obligations. There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated. If these sales or refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 23. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2003 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
REVENUES:
Rental revenue	$6,666	$6,080	$6,222	$6,825
Interest and other income	10	33	34	62

Total revenues	6,676	6,113	6,256	6,887

EXPENSES:
Operating expenses	4,104	4,205	4,503	4,530
Depreciation and amortization	2,262	2,266	2,368	2,539
Interest expense	2,598	2,652	2,572	2,926

Total expenses	8,964	9,123	9,443	9,995

OTHER INCOME (LOSS):
Net loss on extinguishment of debt	—	—	—	(145)

Total other income (loss)	—	—	—	(145)
Net loss before deferred income tax expense, minority interest and discontinued operations	(2,288)	(3,010)	(3,187)	(3,253)
Deferred income tax expense	—	—	—	(278)

Net loss before minority interest and discontinued operations	(2,288)	(3,010)	(3,187)	(3,531)
Minority interest	294	621	930	279

Net loss before discontinued operations	(1,994)	(2,389)	(2,257)	(3,252)

(Loss) income from discontinued operations	(282)	(2,006)	(3,829)	1,661

Net loss	$(2,276)	$(4,395)	$(6,086)	$(1,591)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.44)	$(1.61)	$(1.48)	$(2.12)
Loss (income) from discontinued operations	(0.20)	(1.35)	(2.50)	1.08
Net loss	$(1.64)	$(2.96)	$(3.98)	$(1.04)

        The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2002 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
REVENUES:
Rental revenue	$6,579	$6,743	$6,955	$6,956
Interest and other income	79	72	46	12

Total revenues	6,658	6,815	7,001	6,968

EXPENSES:
Operating expenses	4,662	4,203	4,943	4,904
Depreciation and amortization	2,004	2,030	2,200	2,215
Interest expense	2,389	2,627	2,656	2,586
Litigation settlement	—	—	—	1,200
Impairment of real estate assets	—	—	—	2,390

Total expenses	9,055	8,860	9,799	13,295

OTHER INCOME (LOSS):
Net gain (loss) on sale of real estate assets	—	84	69	(200)
Gain on extinguishment of debt	—	131	—	—

Total other income (loss)	—	215	69	(200)
Net loss before deferred income tax benefit, minority interest and discontinued operations	(2,397)	(1,830)	(2,729)	(6,527)
Deferred income tax benefit	—	—	—	5,591

Net loss before minority interest and discontinued operations	(2,397)	(1,830)	(2,729)	(936)
Minority interest	276	194	336	129

Net loss income before discontinued operations	(2,121)	(1,636)	(2,393)	(807)

Net income (loss) from discontinued operations	20	154	(164)	(183)

Net loss	$(2,101)	$(1,482)	$(2,557)	$(990)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.54)	$(1.18)	$(1.73)	$(0.59)
Income (loss) from discontinued operations	0.02	0.11	(0.12)	(0.13)
Net loss	$(1.52)	$(1.07)	$(1.85)	$(0.72)

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company(1)		Cost capitalized subsequent to acquisition(3)	Gross amount carried at December 31, 2003(4)
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total
Office Properties:
Mira Mesa, CA	$3,287	$810	$6,904	$768	$810	$7,672	$8,482
San Felipe, TX	5,350	2,290	4,290	317	2,290	4,607	6,897
Sorrento II, CA	8,509	780	7,079	1,125	780	8,204	8,984
Creekside, CA	6,283	2,790	6,460	114	2,790	6,574	9,364
Countryside Office Park, IL	4,950	2,027	4,000	290	2,027	4,290	6,317
Bristol Bay, CA	7,425	1,620	7,880	41	1,620	7,921	9,541
7700 Building, CA	43,858	9,150	40,390	214	9,150	40,604	49,754
Northwest Corporate Center, MO	5,400	1,550	5,230	416	1,550	5,646	7,196
16350 Park Ten, TX	5,315	1,174	5,324	87	1,174	5,411	6,585
16360 Park Ten, TX	4,164	900	4,192	183	900	4,375	5,275
888 Sam Houston Parkway, TX	1,191	500	892	52	500	944	1,444
5450 Northwest Central, TX	4,526	854	2,622	—	854	2,622	3,476
12000 Westheimer, TX	3,620	1,878	2,432	13	1,878	2,445	4,323
8100 Washington, TX	2,421	600	2,317	—	600	2,317	2,917
8300 Bissonnet, TX	4,574	1,400	3,990	—	1,400	3,990	5,390
Pacific Spectrum, AZ	5,696	1,460	6,880	285	1,460	7,165	8,625
Parkade Center, MO(2)	4,125	1,690	5,730	331	1,690	5,074	6,764

Office Total	$120,694	$31,473	$116,612	$4,236	$31,473	$119,861	$151,334

Industrial Properties:
Sorrento I, CA	$1,590	$580	$2,250	—	$580	$2,250	$2,830
Southwest Point, TX	2,912	1,800	1,530	$245	1,800	1,775	3,575
Westlakes, TX	1,761	280	4,690	—	280	4,690	4,970
Morenci Professional Park, IN	1,933	790	2,680	5	790	2,715	3,505
Technology, TX	7,691	580	9,360	—	580	9,360	9,940

Industrial Total	$15,887	$4,030	$20,510	$280	$4,030	$20,790	$24,820

Shopping Center Properties:
Columbia NE, SC(2)	$2,946	$1,050	1,530	$40	$1,050	$1,098	2,148
Richardson Plaza, SC(2)	3,945	960	4,210	—	960	3,279	4,239

Shopping Center Total	$6,891	$2,010	$5,740	$40	$2,010	$4,377	$6,387

Apartment Properties:
The Lakes, MO	12,007	3,060	12,000	104	3,060	12,104	15,164

Apartment Total	$12,007	$3,060	$12,000	$104	$3,060	$12,104	$15,164

Development Land and Other:
Phoenix Van Buren, AZ	$1,340	$3,900	—	—	$3,900	—	$3,900
American Spectrum Realty—FF&E	—	—	$138	$110	—	$248	248

Development Land and Other Total	$1,340	$3,900	$138	$110	$3,900	$248	$4,148

Combined Total	$156,819	$44,473	$155,000	$4,770	$44,473	$157,380	$201,853

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
Mira Mesa, CA	$940	1986	2001	5-40
San Felipe, TX	575	1977	2001	5-40
Sorrento II, CA	958	1988	2001	5-40
Creekside, CA	873	1984	2001	5-40
Countryside Office Park, IL	688	1984	2001	5-40
Bristol Bay, CA	992	1988	2001	5-40
7700 Building CA	5,431	1989	2001	5-40
Northwest Corporate Center, MO	715	1983-1987	2001	5-40
16350 Park Ten, TX	514	1979	2002	5-40
16360 Park Ten, TX	415	1981	2002	5-40
888 Sam Houston Parkway, TX	80	1979	2002	5-40
5450 Northwest Central, TX	26	1979	2003	5-40
12000 Westheimer, TX	96	1981	2003	5-40
8100 Washington, TX	57	1980	2003	5-40
8300 Bissonnet, TX	29	1981	2003	5-40
Pacific Spectrum, AZ	965	1986	2001	5-40
Parkade Center, MO(2)	865	1965	2001	5-40

Office Total	$14,219

Industrial Properties:
Sorrento I, CA	$281	1986	2001	5-40
Southwest Point, TX	273	1972	2001	5-40
Westlakes, TX	529	1985	2001	5-40
Morenci Professional Park, IN	360	1975-1979	2001	5-40
Technology, TX	1,057	1986	2001	5-40

Industrial Total	$2,500

Shopping Center Properties:
Columbia NE, SC(2)	$312	1991	2001	5-25
Richardson Plaza, SC(2)	624	1992	2001	5-25

Shopping Center Total	$936

Apartment Properties:
The Lakes, MO	1,259	1985	2001	5-40

Apartment Total	$1,259

Development Land and Other:
Phoenix Van Buren, AZ	—	—	2001	N/A
American Spectrum Realty-FF&E	$149	—	—	3-5

Development Land and Other Total	$149

Combined Total	$19,063

(1)
Initial cost and date acquired, where applicable.

(2)
Valuation allowances established in 2002 as the estimated fair market value declined below book value: Parkade Center—$987, Columbia NE—$472, and Richardson—$931.

(3)
Costs capitalized are offset by retirements and write-offs.

(4)
The aggregate cost for federal income tax purposes is $110,482.

AMERICAN SPECTRUM REALTY INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

        Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2003	2002	2001
Rental Property:
Balance at beginning of year	$182,981	$172,093	$—
Additions during year:
Property acquisitions and additions	19,160	14,685	173,553
Retirements/sales	(288)	(1,407)	(1,460)
Impairment of real estate assets	—	(2,390)	—

Balance at end of year	$201,853	$182,981	$172,093

Accumulated Depreciation:
Balance at beginning of year	$9,936	$1,556	$—
Additions during year:
Depreciation	9,221	8,397	1,556
Retirements/sales	(94)	(17)	—

Balance at end of year	$19,063	$9,936	$1,556

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE IV—MORTGAGES LOAN ON REAL ESTATE
DECEMBER 31, 2003
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms
First mortgage loan secured by property in Houston, Texas	7.5%	November 1, 2004	Principal and interest of $15 payable monthly. Balloon payment of $1,703 due at maturity.
COLUMN A	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Description	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loan secured by property in Houston, Texas	None	$1,920	$1,667	None

(1)
The aggregate cost for federal income tax purposes is $1,718.

        The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Balance at beginning of year	$—	$—	$—
Additions during year:
New mortgage loans	1,672	1,100	—
Amortization of discount	17	—	—
Deductions during year:
Collections of principal	(22)	(900)
Loss on early pay-off	—	(200)	—

Balance at end of year	$1,667	$—	$—

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC.
	By:	American Spectrum Realty Inc.,
Date: March 17, 2004		/s/ WILLIAM J. CARDEN William J. Carden Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer
Date: March 17, 2004		/s/ PATRICIA A. NOONEY Patricia A. Nooney Chief Operating Officer and Director of Accounting (Principal Accounting Officer)
Date: March 17, 2004		/s/ TIMOTHY R. BROWN Timothy R. Brown Director
Date: March 17, 2004		/s/ WILLIAM W. GEARY, JR. William W. Geary, Jr. Director
Date: March 17, 2004		/s/ LAWRENCE E. FIEDLER Lawrence E. Fiedler Director
Date: March 17, 2004		/s/ JOHN N. GALARDI John N. Galardi Director
Date: March 17, 2004		/s/ JOHN F. ITZEL John F. Itzel Director

EXHIBIT INDEX

Exhibit No.	Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company's Form 10-Q for the quarter ended June 30, 2002.
3.4	Articles of Amendment of the Company
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors '84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors—Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)

10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.29	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30
Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum—Midwest, American Spectrum—Arizona, American Spectrum—California and American Spectrum—Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
10.32
Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
10.34
Registration Right's Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
10.35
Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company's Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company's Form 10-Q for the quarter ended March 31, 2002
10.37
Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company's Form 10-Q for the quarter ended March 31, 2002
10.38
Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company's Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39
Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2002
10.40
Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.41
Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.42
Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney
21	Significant Subsidiaries of the Company
23	Accountants' Consent — Form 10-K
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.