Form 10-Q
period 2004-03-31
AMERICAN SPECTRUM REALTY INC
filed 2004-04-29
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5850 San Felipe, Suite 450 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 706-6200
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

As of April 15, 2004, 1,555,442 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS

Real estate held for investment	$204,236	$201,853
Accumulated depreciation	21,638	19,063
Real estate held for investment, net	182,598	182,790

Cash and cash equivalents	566	2,937
Tenant and other receivables, net of allowance for doubtful accounts of $177 and $387, respectively (including $244 and $271, respectively, from related party)	436	553
Mortgage loan receivable, net of discount of $58 and $83, respectively	1,678	1,667
Deferred rents receivable	1,295	1,050
Insurance proceeds held in escrow	6,500	—
Insurance proceeds receivable – litigation settlement	—	6,500
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,456	8,506

Total Assets	$205,529	$208,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $3,022 and $3,172, respectively	$150,145	$151,051
Notes payable, litigation settlement	9,750	9,750
Accounts payable	3,455	2,252
Deferred tax liability	4,316	4,316
Litigation settlement payable	6,500	6,500
Accrued and other liabilities (including $266 and $579, respectively, to related parties)	5,559	6,390

Total Liabilities	179,725	180,259

Minority interest	6,746	7,009

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,555,442 at March 31, 2004 and December 31, 2003	16	16
Additional paid-in capital	45,742	45,742
Accumulated deficit	(25,341)	(23,516)
Receivable from principal stockholders	(1,071)	(1,191)
Deferred compensation	(167)	(195)
Treasury stock, at cost, 22,782 shares at March 31, 2004 and December 31, 2003	(421)	(421)

Total Stockholders’ Equity	18,758	20,435

Total Liabilities and Stockholders’ Equity	$205,529	$208,003

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
REVENUES:
Rental revenue	$7,373	$6,666
Interest and other income	80	10
Total revenues	7,453	6,676

EXPENSES:
Property operating expense	2,766	2,511
General and administrative	1,127	1,593
Depreciation and amortization	2,685	2,262
Interest expense	2,963	2,598
Total expenses	9,541	8,964

Net loss before minority interest and discontinued operations	(2,088)	(2,288)

Minority interest	263	294

Net loss before discontinued operations	(1,825)	(1,994)

Discontinued operations:
Loss from discontinued operations	—	(282)

Net loss	$(1,825)	$(2,276)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.17)	$(1.44)
Loss from discontinued operations	—	(0.20)
Net loss	$(1.17)	$(1.64)

Basic weighted average shares used	1,555,442	1,384,542

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity
Balance, December 31, 2003	$16	$45,742	$(23,516)	$(195)	$(421)	$(1,191)	$20,435
Amortization of deferred compensation	—	—	—	28	—	—	28
Payment on receivable from principal stockholders	—	—	—	—	—	120	120
Net loss	—	—	(1,825)	—	—	—	(1,825)
Balance, March 31, 2004	$16	$45,742	$(25,341)	$(167)	$(421)	$(1,071)	$18,758

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,825)	$(2,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	282
Depreciation and amortization	2,685	2,262
Deferred rental income	(245)	(120)
Minority interest	(263)	(294)
Deferred compensation expense	28	79
Mark to market adjustments on interest rate protection agreements	(10)	222
Interest on receivable from principal stockholders	(18)	—
Amortization of note payable premiums, included in interest expense	(149)	(140)
Amortization of note receivable discount, included in interest income	(25)	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	83	(8)
Increase in accounts payable	1,203	1,421
Increase in prepaid and other assets	(53)	(353)
Decrease in accrued and other liabilities	(649)	(596)
Net cash provided by operating activities:	762	479

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(2,390)	(652)
Collections on mortgage loan receivable	14	—
Net cash used in investing activities:	(2,376)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	30
Repayment of borrowings	(757)	(810)
Net cash used in by financing activities:	(757)	(780)

Cash from discontinued operations	—	920

Decrease in cash	(2,371)	(33)

Cash, beginning of period	2,937	788

Cash, end of period	$566	$755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,876	$3,207
Cash paid for income taxes	21	4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$—	$130
Receivable from related party regarding certain issues asserted by principal shareholder	—	270

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2004, held a .88% general partner interest and an 86.51% limited partnership interest.  As of March 31, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land.  The 26 properties are located in seven states.

During the first quarter of 2004, the Company did not sell or acquire any properties.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and South Carolina, its non-core markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  Any distribution received by the Company from the Operating Partnership will be used to pay dividends on the Company’s common stock.  .  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of limited partnership units in the Operating Partnership (“OP Units”) have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

The results for such interim periods are not necessarily indicative of results for a full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the related notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC.

All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, real estate assets designated as held for sale are accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been reclassified for comparability, as required.

Pursuant to a one-for-four reverse stock split of the Company’s Common Stock, every four shares of Common Stock outstanding as of the close of business on March 1, 2004 became one share of new post-split Common Stock.  Share and per share data (except par value) in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the reverse stock split.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, a mortgage loan receivable, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at March 31, 2004 and December 31, 2003.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  As of March 31, 2004, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000, which expire in December 2004.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the three months ended March 31, 2004 and 2003, the Company recorded a benefit of $10,000 and a charge of $222,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended
	2004	2003
Net loss, as reported	$(1,825)	$(2,276)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(68)	(62)
Pro forma net loss	$(1,893)	$(2,338)

Per share data:
Basic and diluted, as reported	$(1.17)	$(1.64)
Basic and diluted, proforma	$(1.22)	$(1.69)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.61% limited partnership interest in the Operating Partnership at March 31, 2004 and December 31, 2003.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 56,125 at March 31, 2004 and OP Units (other than those held by the Company) outstanding of 898,757 at March 31, 2004 have not been included in the net loss per share calculation since their effect would be antidilutive.  See “Minority Interests” paragraph above.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

No real estate acquisitions were made during the first quarters of 2004 and 2003.

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

Rental revenue and related expenses from the acquired properties was included in the Company’s results since their respective dates of acquisition. Therefore, the results of operations for the first quarter of 2004 include results from the above acquisitions, whereas, the results of operations for the first quarter of 2003 do not.

DISPOSITIONS

No real estate dispositions were made during the first quarters of 2004 and 2003.

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

In the accompanying consolidated statement of operations for the quarter ended March 31, 2003, the results of operations for properties mentioned above are shown in the section “Discontinued operations”.

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

The Company evaluates acquired “above and below” market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  Based on its acquisitions to date, the Company’s allocation to intangible assets for assets purchased has been immaterial.

NOTE 4.  DISCONTINUED OPERATIONS

The Company recorded a loss from discontinued operations of $282,000 for the three months ended March 31, 2003 related to the eleven properties sold in 2003.  The properties were sold during the second, third and fourth quarters of 2003.  No properties were sold during the three months ended March 31, 2004 and no properties were classified as held for sale as of March 31, 2004 and December 31, 2003.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2003
Rental revenue	$2,809
Total expenses	3,091
Net loss from discontinued operations	$(282)

NOTE 5. MORTGAGE LOAN RECEIVABLE

On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company.  The note bears interest at 7.5% per annum and matures in November 2004.  The receivable balance of the note as of March 31, 2004 and December 31, 2003 was $1,677,724 and $1,666,504, respectively, net of discount of $58,277 and $83,253, respectively.  The purchase of this note was funded with a new loan to the Company from the lender that owned the note.  Loan costs of approximately $41,000 were incurred in connection with the transaction.

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following mortgage loans, bank lines, and notes payable outstanding related to continuing operations as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, net of unamortized premiums of $3,022 at March 31, 2004 and $3,172 at December 31, 2003, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $3 and $269 at March 31, 2004 and December 31, 2003, and maturing at various dates through August 11, 2012.	$124,061	$124,575

Secured loans with various banks bearing interest at variable rates ranging between 5.09% and 6.50% at March 31, 2004, and 5.14% and 6.50% December 31, 2003, and maturing at various dates through May 1, 2008.	13,520	13,659

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing September 30, 2031.	11,494	11,532

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments of $97, maturing November 1, 2006.	475	475

Unsecured loans with various lenders, bearing interest at fixed rates between 4.99% and 20.00% at March 31, 2004 and December 31, 2003, and maturing at various dates through October 1, 2004.	595	810

Total	$150,145	$151,051

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of March 31, 2004 and December 31, 2003, the unamortized debt premiums included in the above schedule were $3,022,000 and $3,172,000 respectively.

In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan in the amount of $5,350,000.  The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum.  Proceeds of $2,059,000 were received as a result of the refinance.

In November 2003, in connection with the acquisition of an office property in Houston, Texas, the Company obtained a loan in the amount of $4,574,000.  The loan, which matures in May 2004 may be extended, at the Company’s option, to November 2004.  The loan bears interest at a fixed rate of 5% per annum.

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

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company’s common stock.

In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company’s common stock.

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note was paid in full during the first quarter of 2004.  The Company financed an additional insurance premium during 2003 of $130,000, with scheduled payments through June 2004.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of March 31, 2004, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

NOTE 7.  NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II ("Fund II") as of the date of the Company’s 2001 consolidation transaction (the “Consolidation”), or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company.  This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.  The note may be prepaid in whole or in part at any time without penalty.

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

In connection with the agreement, William J. Carden and John N. Galardi acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.  Mr. Galardi is a director and principal stockholder of the Company.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, and secured with an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March, the interest due for all of 2004 and $116,875 in principal was paid.  The payment was made with certain funds owed to Mr. Carden and Mr. Galardi by the Company related to a guarantee fee.  See Note 11 – Related Party Transactions.

NOTE 8.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.61% limited partnership interest in the Operating Partnership at March 31, 2004 and December 31, 2003.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

In July 2003, the Company purchased 7,329 OP Units from Nooney Development Partners, L.P. for $223,000 pursuant to an agreement entered into at the time of the Consolidation.

During the year ended December 31, 2003, the Company issued a total of 382,537 OP Units to an affiliated entity in connection with the acquisition of three office properties in Houston, Texas.

During the year ended December 31, 2003, a total of 202,056 OP Units were exchanged for 50,514 shares of Common Stock.

NOTE 9.  REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 5,000 shares of its common stock (on a post-split basis),  with the holder’s right to compel the sale of the stock back to the Company (the “Put”) at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002.  In November 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003.  In May 2003, the Company received notice that the holder exercised its right to sell the common stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to a payment schedule.  In January 2004, the Company and holder agreed to extend the put exercise period to November 30, 2004 through December 31, 2004.

NOTE 10.  REPURCHASE OF COMMON STOCK

In May 2003, the Company’s Board of Directors authorized the repurchase of up to 75,000 shares of its common stock from the proceeds of property sales.  Such purchases would be made from time to time in open market transactions.

During 2003, the Company repurchased a total of 16,174 shares at an average price of $14.04 per share in open market transactions.  The total cost of the stock repurchases amounted to $234,268.

Pursuant to the settlement of the Teachout litigation, the Company repurchased 45 shares from a former limited partner of Fund II for $2,457, or $54.00 per share, during the third quarter of 2003.

In December 2003, the Company repurchased 6,563 shares of restricted stock from an employee for cash of $59,750 and the reversal of deferred compensation of $124,605.

NOTE 11.  RELATED PARTY TRANSACTIONS

In March 2004, the Company paid a total of $224,520 (“Guarantee Fee”) to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.  The payment was made in the form of an offset against certain sums owed to the Company by the Guarantors.  The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  The charge for this guaranty is accrued in 2003 and is included in interest expense on the results of operations.

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

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company’s common stock.  Timothy Brown, a director of the Company, was a partner of Brown Parker Leahy, LLP.

In May 2003, Mr. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company’s common stock.

In May 2003, Mr. Galardi purchased a total of 15,243 shares of the Company’s common stock for $16.40 per share.

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  An affiliate of Mr. Carden is a principal stockholder of CGS.  Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. In March 2004, in connection with the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation.  The principal balance due as of March 31, 2004 is $243,769.

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, and secured this obligation with an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March 2004, in connection with the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation.  The balance due as of March 31, 2004 is $1,070,820.

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

NOTE 12.  SEGMENT INFORMATION

As of March 31, 2004, the Company owned a portfolio of properties comprising office, industrial, shopping center properties, an apartment property, and a parcel of undeveloped land.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 2004 and 2003 is as follows (dollars in thousands):

Three Months Ended March 31,	Office	Industrial	Shopping Center	Apartment	Undeveloped Land and Other	Property Total
2004
Rental revenue	$5,712	$756	$247	$658	—	$7,373
Property operating expenses	2,091	226	52	376	$21	2,766
Net operating income (NOI)	$3,621	$530	$195	$282	$(21)	$4,607
Real estate held for investment, net	$137,465	$22,033	$5,352	$13,761	$3,987	$182,598

2003
Rental revenue	$4,988	$729	$230	$677	$42	$6,666
Property operating expenses	1,729	344	97	294	47	2,511
Net operating income (NOI)	$3,259	$385	$133	$383	$(5)	$4,155
Real estate held for investment, net	$123,854	$23,163	$5,747	$14,339	$4,028	$171,131

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
REVENUES
Total revenues for reportable segments	$7,373	$6,666
Other revenues	80	10
Total consolidated revenues	$7,453	$6,676

NET LOSS
NOI for reportable segments	$4,607	$4,155
Unallocated amounts:
Interest and other income	80	10
General and administrative expenses	(1,127)	(1,593)
Depreciation and amortization	(2,685)	(2,262)
Interest expense	(2,963)	(2,598)
Net loss before minority interest and discontinued operations	$(2,088)	$(2,288)

	March 31,
	2004	2003
ASSETS
Total assets for reportable segments	$182,598	$171,131
Real estate assets held for sale	—	66,895
Cash and cash equivalents	566	755
Tenant and other receivables, net	436	635
Deferred rent receivable	1,295	539
Insurance proceeds held in escrow	6,500	—
Deposits held in escrow	—	279
Mortgage loan receivable	1,678	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,456	7,345
Total consolidated assets	$205,529	$251,579

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The following is information concerning material, pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis Matter

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

On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.  On February 26, 2004, the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  On April 12, 2004, the Court ruled that the settlement is fair, adequate and reasonable.

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

Contractual Obligations and Commitments

The following table aggregates the Company’s contractual obligations subsequent to March 31, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1)	$23,426	$11,801	$6,335	$1,932	$5,261	$98,368	$147,123
Litigation settlement (2)	—	—	—	9,750	—	—	9,750
Capital lease expenditures (3)	958		—	—	—	—	958
Employee obligations (4)	505	198					703
Total	$24,889	$11,999	$6,335	$11,682	$5,261	$98,368	$158,534

(1)          See Note 6 – Notes Payable.

(2)          Represents obligations related to the settlement of the Teachout litigation.  See Note 7 – Notes Payable, Litigation Settlement.

(3)          Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(4)          Represents employment agreement commitments for officers of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of March 31, 2004, held a .88% general partner interest and an 86.51% limited partnership interest. As of March 31, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land.  The 26 properties are located in seven states.

During the first quarter of 2004, the Company did not sell or acquire any properties.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales and acquisitions were part of the Company’s strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets.  The Company will continue to focus primarily on office and industrial properties located in Texas, California and Arizona.

On March 31, 2004, the properties owned by the Company were 81% occupied.  The Company is aggressively pursuing prospective tenants to increase its occupancy, which should have the effect of improving operational results.

In the accompanying consolidated statement of operations, the results of operations for properties sold are shown in the section “Discontinued operations”.  Therefore the revenues and expenses reported for the quarters ended March 31, 2003 and 2004 reflect results from properties currently owned by the Company.   As of December 31, 2003 and March 31, 2004, there were no properties classified in the balance sheet as held for sale.

The share data in this Item 2 has been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

CRITICAL ACCOUNTING ESTIMATES

The major accounting policies followed by the Company are listed in Note 2 – Summary of Significant Accounting Policies. – of the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of the eleven properties sold in 2003 were reported as discontinued operations in the results of operations for the first quarter of 2003.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.

Discussion of the three months ended March 31, 2004 and 2003.

The following table shows a comparison of rental revenues and certain expenses for the quarters ended March 31:

	2004	2003	Variance
			$	%
Rental revenue	$7,373,000	$6,666,000	707,000	10.6%
Operating expenses:
Property operating expenses	2,766,000	2,511,000	255,000	10.2%
General and administrative	1,127,000	1,593,000	(466,000)	(29.3)%
Depreciation and amortization	2,685,000	2,262,000	423,000	18.7%
Interest expense	2,963,000	2,598,000	365,000	14.0%

Rental revenue. The increase of $707,000, or 10.6%, was attributable to $749,000 in revenue generated from four office properties acquired subsequent to the first quarter of 2003 and a $196,000 payment received from the owner of a neighboring property for past use of common parking areas.  These amounts were offset, to an extent, by lower revenues from a property in San Diego, California due to the expiration of the lease of a major tenant in February 2003.  The four office properties were acquired between May 7, 2003 and November 13, 2003.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment was 81% at March 31, 2004 and 79% at March 31, 2003.

Property operating expenses.  The increase of $255,000, or 10.2%, was due to the expenses related to the four above mentioned acquired properties, offset in part by a $123,000 reduction in operating expenses for other properties owned by the Company.  This reduction is primarily due to lower insurance and real estate tax expense.  In May 2003, the Company renewed its insurance coverage at rates lower than those in the previous policy year.  In the first quarter of 2003, the Company accrued for late fees related to real estate tax payments.  In the first quarter of 2004, all real estate taxes that were due were paid timely, therefore no late fees were incurred.

General and administrative.  The decrease of $466,000 was due to lower professional fees, especially legal services, and a decrease in compensation expense, primarily due to the closure of the Company’s office in New York, New York, the downsizing of its San Diego, California office and the downsizing of its administrative staff in the St. Louis, Missouri office.  In 2003, the Company settled two major lawsuits and hired an in-house legal counsel.  Both of these factors contributed to the reduced fees for outside legal services incurred in the first quarter of 2004 compared to the first quarter of 2003.

Depreciation and amortization.  The increase of $423,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2002 and 2003 and also the depreciation related to the four above mentioned acquired properties. During the last two years, 2002 and 2003, the Company has spent approximately $8,186,000 in capital improvements on its existing properties, namely for renovations and tenant improvements.

Interest expense.  The increase of $365,000 is primarily due to the interest of $223,000 related to debt incurred and/or assumed related to the above mentioned four office properties acquired, the interest related to the note payable for the Teachout litigation settlement and the accrual of a loan guarantee fee.  The $8,800,000 note payable for the litigation settlement began accruing interest at 6% on March 2, 2003. The loan guarantee fee, which is payable to two of the Company’s directors and a company they are affiliated with, is in consideration of their guarantees of certain indebtedness of the Company.  In 2004, effective in 2003, the Company agreed to pay an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of each year of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  For the first quarter of 2004, the Company accrued $57,000 related to this guarantee fee.  The fee for 2003 was accrued in the fourth quarter of 2003.

Discontinued operations.  The Company recorded a loss from discontinued operations of $282,000 for the three months ended March 31, 2003 related to the eleven properties sold in 2003.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements. No results of operations were classified as discontinued in the first quarter of 2004.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2003
Rental revenue	$2,809
Total expenses	3,091
Net loss from discontinued operations	$(282)

LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Company derived cash from collection of rents.  Major uses of cash included capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings.

The Company reported a net loss of $1,825,000 for the three months ended March 31, 2004 compared to a net loss of $2,276,000 for the three months ended March 31, 2003.  These results include the following non-cash items:

	Three Months Ended March 31,
	2004	2003
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$2,685	$2,262
Deferred compensation expense	28	79
Mark to market adjustments on interest rate protection agreements	—	222

Non-Cash Items:
Deferred rental income	245	120
Minority interest	263	294
Amortization of note payable premiums	149	140
Amortization of note receivable discount	25	—
Interest on receivable from principal stockholders	18	—
Mark to market adjustments on interest rate protection agreements	10	—

Net cash used in investing activities for three months ended March 31, 2004 amounted to $2,376,000.  This amount was primarily attributable to the funding of capital expenditures of $2,390,000.  Net cash used in investing activities of $652,000 for the three months ended March 31, 2003 was due to the funding of capital expenditures.

Net cash used in financing activities of $757,000 for the quarter ended March 31, 2004 consisted of scheduled principal payments on debt.  Net cash used in financing activities amounted to $780,000 for the quarter ended March 31, 2003.  This amount was comprised of scheduled interest payments on debt of  $810,000, offset by proceeds from borrowings of $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December 2002.  The mortgage of $830,000 was repaid in conjunction with the sale of the property in April 2003.

In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan in the amount of $5,350,000.  The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum.  Net proceeds of $2,059,000 were received as a result of the refinance.

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

In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company’s common stock.

In May 2003, John N. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company’s common stock.

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note was paid in full in February 2004.  The Company financed an additional insurance premium during 2003 of $130,000, with scheduled payments through June 2004.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of March 31, 2004, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the Company’s contractual obligations subsequent to March 31, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1)	$23,426	$11,801	$6,335	$1,932	$5,261	$98,368	$147,123
Litigation settlement (2)	—	—	—	9,750	—	—	9,750
Capital lease expenditures (3)	958		—	—	—	—	958
Employee obligations (4)	505	198					703
Total	$24,889	$11,999	$6,335	$11,682	$5,261	$98,368	$158,534

(1)          See Note 6 – Notes Payable – in the accompanying consolidated financial statements of the Company.

(2)          Represents obligations related to the settlement of the Teachout litigation.  See Note 7 – Notes Payable, Litigation Settlement – in the accompanying consolidated financial statements of the Company.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements are based on management’s beliefs and expectations, which may not be correct.  Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the 2001 consolidation transaction; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-Q.

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in notional amounts totaling approximately $9,600,000 at March 31, 2004, effectively fix the interest rate at 2.42% plus the applicable variable rate margin (effective rate of 6.42% at March 31, 2004).

At March 31, 2004, the Company’s total indebtedness included fixed-rate debt of approximately $146,375,000 and floating-rate indebtedness of approximately $13,520,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $135,200, or $0.09 per share, based upon the balances outstanding on variable rate instruments at March 31, 2004.

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

Lewis Matter

On or about September 27, 2001, Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, purporting to represent themselves and all others similarly situated, initiated an action against the Company, CGS, William J. Carden, John N. Galardi and S-P Properties, Inc. in the Orange County Superior Court, Case No. 01 CC 000394.

Plaintiffs’ complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ complaint challenged the 2001 consolidation transaction (the “Consolidation”), although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants.  Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

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

On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.  On February 26, 2004, the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  On April 12, 2004, the Court ruled that the settlement is fair, adequate and reasonable.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 27, 2004, the Company’s stockholders approved a one-for-four reverse stock split of the Company’s Common Stock.  Pursuant to that reverse split, every four shares of Common Stock outstanding as of the close of business on March 1, 2004 became one share of new post-split Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on February 27, 2004. The matters on which the stockholders voted, in person or by proxy, were i) to amend the Company’s charter to effect a one-for-four reverse stock split of all outstanding (but not all authorized) shares of the Company’s common stock, and ii) to approve the issuance by the Company of up to 382,537 shares of Common Stock (calculated on a pre-split basis) upon the exchange of 382,537 units of limited partnership interest in the Company’s operating partnership which were issued during 2003.  The results of the voting are shown below:

Amend charter to effect a one-for-four reverse stock split:

For	4,425,165
Against	192,955
Abstain	56,518

Approve issuance of up to 382,537 shares of Common Stock:

For	2,671,653
Against	195,917
Abstain	61,265

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On March 4, 2004, a report on Form 8-K was filed with respect to Item 5.

On March 17, 2004, a report on Form 8-K was filed with respect to Item 12.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: April 29, 2004
	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Date: April 29, 2004
	By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002