Form 10-Q
period 2004-06-30
AMERICAN SPECTRUM REALTY INC
filed 2004-08-04
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5850 San Felipe, Suite 450 Houston, Texas 77057	77057
(Address of principal executive offices)	(Zip Code)

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

As of July 28, 2004, 1,556,897 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Real estate held for investment	$205,149	$201,853
Accumulated depreciation	24,296	19,063
Real estate held for investment, net	180,853	182,790

Cash and cash equivalents	1,106	2,937
Tenant and other receivables, net of allowance for doubtful accounts of $207 and $387, respectively (including $244 and $271, respectively, from related party)	567	553
Mortgage loan receivable, net of discount of $33 and $83, respectively	1,689	1,667
Deferred rents receivable	1,445	1,050
Insurance proceeds held in escrow	4,860	—
Insurance proceeds receivable – litigation settlement	—	6,500
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,290	8,506

Total Assets	$203,810	$208,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $2,801 and $3,172, respectively	$154,032	$151,051
Notes payable, litigation settlement	9,750	9,750
Accounts payable	1,815	2,252
Deferred tax liability	4,316	4,316
Litigation settlement payable	4,860	6,500
Accrued and other liabilities (including $380 and $579, respectively, to related parties)	6,559	6,390

Total Liabilities	181,332	180,259

Minority Interest	6,280	7,009

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 1,579,679 and 1,578,224 shares, respectively	16	16
Additional paid-in capital	45,785	45,742
Accumulated deficit	(28,272)	(23,516)
Receivable from principal stockholders	(1,071)	(1,191)
Deferred compensation	(139)	(195)
Treasury stock, at cost, 22,782 shares at June 30, 2004 and December 31, 2003	(421)	(421)

Total Stockholders’ Equity	15,898	20,435

Total Liabilities and Stockholders’ Equity	$203,810	$208,003

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental revenue	$7,119	$6,080	$14,492	$12,746
Interest and other income	82	33	162	43
Total revenues	7,201	6,113	14,654	12,789

EXPENSES:
Property operating expense	2,841	2,496	5,607	5,007
General and administrative	1,181	1,709	2,308	3,302
Depreciation and amortization	2,776	2,266	5,461	4,528
Interest expense	3,144	2,652	6,107	5,250
Total expenses	9,942	9,123	19,483	18,087

OTHER LOSS:
Loss on extinguishment of debt	(613)	—	(613)	—
Total other loss	(613)	—	(613)	—

Net loss before minority interest and discontinued operations	(3,354)	(3,010)	(5,442)	(5,298)

Minority interest	423	621	686	915

Net loss before discontinued operations	(2,931)	(2,389)	(4,756)	(4,383)

Discontinued operations:
Loss from discontinued operations	—	(234)	—	(516)
Gain on sale of discontinued operations	—	2,228	—	2,228
Impairment of real estate assets held for sale	—	(4,000)	—	(4,000)
Loss from discontinued operations	—	(2,006)	—	(2,288)

Net loss	$(2,931)	$(4,395)	$(4,756)	$(6,671)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.88)	$(1.61)	$(3.06)	$(3.05)
Loss from discontinued operations	—	(1.35)	—	(1.60)
Net loss	$(1.88)	$(2.96)	$(3.06)	$(4.65)

Basic weighted average shares used	1,556,250	1,483,303	1,555,846	1,433,922

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2003	$16	$45,742	$(23,516)	$(195)	$(421)	$(1,191)	$20,435
Conversion of operating partnership units to common stock	—	43	—	—	—	—	43
Amortization of deferred compensation	—	—	—	56	—	—	56
Payment on receivable from principal stockholders	—	—	—	—	—	120	120
Net loss	—	—	(4,756)	—	—	—	(4,756)
Balance, June 30, 2004	$16	$45,785	$(28,272)	$(139)	$(421)	$(1,071)	$15,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,756)	$(6,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	2,288
Depreciation and amortization	5,461	4,528
Deferred rental income	(395)	(225)
Minority interest	(686)	(915)
Deferred compensation expense	56	157
Mark to market adjustments on interest rate protection agreements	(67)	244
Loss on extinguishment of debt	613	—
Interest on receivable from principal stockholders	(34)	(21)
Amortization of note payable premiums, included in interest expense	(296)	(276)
Amortization of note receivable discount, included in interest income	(50)	—
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(52)	105
(Decrease) increase in accounts payable	(437)	333
Increase in prepaid and other assets	(1,006)	(1,071)
Increase (decrease) in accrued and other liabilities	429	(493)
Net cash used in operating activities:	(1,220)	(2,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	—	4,685
Capital improvements to real estate assets	(3,303)	(1,417)
Collections on mortgage loan receivable	28	—
Net cash (used in) provided by investing activities:	(3,275)	3,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,958	758
Repurchase of common stock	—	250
Repayment of borrowings – refinance	(3,820)	—
Repayment of borrowings – scheduled payments	(1,474)	(1,875)
Net cash provided by (used in) by financing activities:	2,664	(867)

Cash from discontinued operations	—	667

(Decrease) increase in cash	(1,831)	1,051

Cash, beginning of period	2,937	788
Cash, end of period	$1,106	$1,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,786	$6,781
Cash paid for income taxes	24	10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumptions of mortgage loans in acquisition of real estate assets	$—	$3,644
Conversion of debt to related parties into common stock	—	2,131
Conversion of operating partnership units into common stock	43	203
Issuance of operating partnership units in acquisition of real estate asset	—	581
Receivable from related party regarding certain issues asserted by principal shareholder	—	270

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2004, held a .88% general partner interest and an 86.6% limited partnership interest.  As of June 30, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land.  The 26 properties are located in seven states.

During the six months ended June 30, 2004, the Company did not sell or acquire any properties.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals four times the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which will preclude it from electing REIT status in the future.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.  For the tax year 2003, the Company was taxed as a C corporation.  It is anticipated that the Company will be taxed as a C corporation for the 2004 tax year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries for interim periods.

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, real estate designated as held for sale are accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been reclassified for comparability, as required.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, a mortgage loan receivable, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at June 30, 2004 and December 31, 2003.

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

The Company uses interest rate swaps to hedge against fluctuations in interest rates on specific borrowings.  As of June 30, 2004, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000, which expire in December 2004.  The interest rate swap contracts are reflected at fair value on the Company’s balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense.  During the six months ended June 30, 2004 and 2003, the Company recorded a benefit of $67,000 and a charge of $244,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,931)	$(4,395)	$(4,756)	$(6,671)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(79)	(81)	(147)	(145)
Pro forma net loss	$(3,010)	$(4,476)	$(4,903)	$(6,816)

Per share data:
Basic and diluted, as reported	$(1.88)	$(2.96)	$(3.06)	$(4.65)
Basic and diluted, proforma	$(1.93)	$(3.02)	$(3.15)	$(4.75)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.52% and 12.61% limited partnership interest in the Operating Partnership at June 30, 2004 and December 31, 2003, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 62,375 at June 30, 2004 and OP Units (other than those held by the Company) outstanding of 892,931 (convertible into approximately 223,232 shares of common stock)  at June 30, 2004 have not been included in the net loss per share calculation since their effect would be antidilutive.  See “Minority Interests” paragraph above.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

No real estate acquisitions were made during the six months ended June 30, 2004.  During 2003, the Company acquired four properties, as discussed below.

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

Rental revenue and related expenses from the acquired properties was included in the Company’s results since their respective dates of acquisition.  Therefore, the results of operations for the three and six months ended June 30, 2004 include results from all of the above acquisitions, whereas, the results of operations for the three and six months ended June 30, 2003 contain limited results related to these acquisitions.

DISPOSITIONS

No real estate dispositions were made during the six months ended June 30, 2004.  During 2003, the Company sold eleven properties, as discussed below.

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

In the accompanying consolidated statement of operations for the three and six months ended June 30, 2003, the results of operations for properties mentioned above are shown in the section “Discontinued operations”.

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

NOTE 4.  DISCONTINUED OPERATIONS

No properties were sold during the six months ended June 30, 2004 and no properties were classified as held for sale as of June 30, 2004 and December 31, 2003.

Net loss from discontinued operations for the three and six months ended June 30, 2003 includes the operations of the eleven properties sold in 2003.  A gain on sale of discontinued operations of $2,228,000 on the disposition Valencia and Villa Redondo was recognized during the second quarter of 2003.  An impairment totaling $4,000,000 was recognized on three other properties during the second quarter of 2003.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The three properties, which were sold in the third quarter of 2003, consisted of one office and two industrial properties.

The condensed consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2003 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Rental revenue	$2,360	$5,169
Total expenses	2,594	5,685
Net loss from discontinued operations before gain on sale and impairment	(234)	(516)
Gain on sale of discontinued operations	2,228	2,228
Impairment of real estate assets held for sale	(4,000)	(4,000)
Net loss from discontinued operations	$(2,006)	$(2,288)

NOTE 5. MORTGAGE LOAN RECEIVABLE

On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company.  The note bears interest at 7.5% per annum and matures in November 2004.  The receivable balance of the note as of June 30, 2004 and December 31, 2003 was $1,689,684 and $1,666,504, respectively, net of discount of $33,301 and $83,253, respectively.  The purchase of this note was funded with a new loan to the Company from the lender that owned the note.  Loan costs of approximately $41,000 were incurred in connection with the transaction.  The Company is negotiating with the current owner to purchase the building.

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following notes payable outstanding as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, net of unamortized premiums of $2,801 at June 30, 2004 and $3,172 at December 31, 2003, bearing interest at fixed rates between 5.00% and 12.00%, with monthly principal and interest payments ranging between $3 and $269 at June 30, 2004 and December 31, 2003, and maturing at various dates through August 11, 2012.	$127,885	$124,575

Secured loans with various banks bearing interest at variable rates ranging between 5.28% and 6.50% at June 30, 2004, and 5.14% and 6.50% December 31, 2003, and maturing at various dates through May 1, 2008.	13,381	13,659

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing September 30, 2031.	11,456	11,532

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments of $97, maturing November 1, 2006.	400	475

Unsecured loans with various lenders, bearing interest at fixed rates between 5.45% and 20.00% at June 30, 2004 and between 4.99% and 20.00% at December 31, 2003, and maturing at various dates through February 19, 2005.	910	810

Total	$154,032	$151,051

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of June 30, 2004 and December 31, 2003, the unamortized debt premiums included in the above schedule were $2,801,000 and $3,172,000 respectively.

In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000.  The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum.  Net proceeds of $3,440,000 were received as a result of the refinance.

In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year.

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

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note was paid in full in February 2004.  The Company financed an additional insurance premium during 2003 of $130,000, which was paid in full in June 2004.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2004, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

NOTE 7.  NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Company’s 2001 consolidation transaction (the “Consolidation”), or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company.  This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.  The note may be prepaid in whole or in part at any time without penalty.

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

In connection with the agreement, William J. Carden and John N. Galardi acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.  Mr. Galardi is a director and principal stockholder of the Company.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March, the interest due for all of 2004 and $116,875 in principal was paid.  The payment was made with certain funds owed to Mr. Carden and Mr. Galardi by the Company related to a guarantee fee.  See Note 12 – Related Party Transactions.

NOTE 8.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.  The loss on early extinguishment of debt in included in other loss in the consolidated statements of operations.

NOTE 9.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.52% and 12.61% limited partnership interest in the Operating Partnership at June 30, 2004 and December 31, 2003, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

During the second quarter of 2004, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.

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

NOTE 10.  REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of the stock back to the Company (the “Put”) at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002.  In November 2002, the Company and holder agreed to extend the put exercise period to May 30, 2003 through June 30, 2003.  In May 2003, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to a payment schedule.  In January 2004, the Company and holder agreed to extend the put exercise period to November 30, 2004 through December 31, 2004.

NOTE 11.  REPURCHASE OF COMMON STOCK

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

NOTE 12.  RELATED PARTY TRANSACTIONS

In March 2004, the Company paid a total of $224,520 (“Guarantee Fee”) to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.  The payment was made in the form of an offset against certain sums owed to the Company by the Guarantors.  The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  The charge for this guaranty was accrued in 2003 and is included in interest expense on the results of operations.  For the first six months ended June 30, 2004, the Company has accrued $114,000 related to the guarantee fee payable for the 2004 year.

During 2003, the Company made payments totaling $1,000,000, on its indebtedness to an affiliated entity, reducing the balance due to $251,321.  The Company has a balance due of $14,800 to another affiliated entity as of June 30, 2004.

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

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.  This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  An affiliate of Mr. Carden is a principal stockholder of CGS.  Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. In March 2004, as part of the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation.  The principal balance due as of June 30, 2004 is $243,858.

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March, 2004, as part of the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation.  The balance due as of June 30, 2004 is $1,070,820.

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

During the six months ended June 30, 2004, the Company paid $70,118 for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.  For the year ended December 31, 2003, the Company paid $98,763 to this firm.

NOTE 13.  SEGMENT INFORMATION

As of June 30, 2004, the Company owned a portfolio of properties comprising office, industrial, shopping center properties, an apartment property, and a parcel of undeveloped land.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and six months ended June 30, 2004 and 2003 is as follows (dollars in thousands):

	Office	Industrial	Shopping Center	Apartment	Undeveloped Land and Other	Property Total
Three Months Ended June 30,
2004
Rental revenue	$5,449	$720	$280	$670	$—	$7,119
Property operating expenses	2,114	198	87	413	29	2,841
Net operating income (NOI)	$3,335	$522	$193	$257	$(29)	$4,278
Real estate held for investment, net	$136,214	$21,768	$5,271	$13,623	$3,977	$180,853

2003
Rental revenue	$4,411	$693	$254	$714	$8	$6,080
Property operating expenses	1,857	189	57	358	35	2,496
Net operating income (NOI)	$2,554	$504	$197	$356	$(27)	$3,584
Real estate held for investment, net	$128,939	$22,901	$5,648	$14,195	$2,089	$173,772

	Office	Industrial	Shopping Center	Apartment	Undeveloped Land and Other	Property Total
Six Months Ended June 30,
2004
Rental revenue	$11,161	$1,476	$527	$1,328	—	$14,492
Property operating expenses	4,205	424	139	789	$50	5,607
Net operating income (NOI)	$6,956	$1,052	$388	$539	$(50)	$8,885
Real estate held for investment, net	$136,214	$21,768	$5,271	$13,623	$3,977	$180,853

2003
Rental revenue	$9,399	$1,422	$484	$1,391	$50	$12,746
Property operating expenses	3,586	533	154	652	82	5,007
Net operating income (NOI)	$5,813	$889	$330	$739	$(32)	$7,739
Real estate held for investment, net	$128,939	$22,901	$5,648	$14,195	$2,089	$173,772

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Total revenues for reportable segments	$7,119	$6,080	$14,492	$12,746
Other revenues	82	33	162	43
Total consolidated revenues	$7,201	$6,113	$14,654	$12,789

NET (LOSS) INCOME
NOI for reportable segments	$4,278	$3,584	$8,885	$7,739
Unallocated amounts:
Interest and other income	82	33	162	43
General and administrative expenses	(1,181)	(1,709)	(2,308)	(3,302)
Depreciation and amortization	(2,776)	(2,266)	(5,461)	(4,528)
Interest expense	(3,144)	(2,652)	(6,107)	(5,250)
Loss on extinguishment of debt	(613)	—	(613)	—
Net loss before minority interest and discontinued operations	$(3,354)	$(3,010)	$(5,442)	$(5,298)

	June 30,
	2004	2003
ASSETS
Total assets for reportable segments	$180,853	$173,772
Real estate held for sale	—	48,746
Cash and cash equivalents	1,106	1,839
Tenant and other receivables, net	567	515
Mortgage loan receivable, net	1,689	—
Deferred rent receivable	1,445	644
Insurance proceeds held in escrow	4,860	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,290	8,543
Total consolidated assets	$203,810	$238,059

NOTE 14.  COMMITMENTS AND CONTINGENCIES

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

On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.  On February 26, 2004, the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  On April 12, 2004, the Court ruled that the settlement is fair, adequate and reasonable.  On April 15, 2004, $1,640,000 was disbursed from the escrow account for attorney fees and expenses, reducing the escrow balance to $4,860,000.  The remaining balance will be distributed to the plaintiffs following a final accounting in the matter.

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

Contractual Obligations and Commitments

The following table aggregates the Company’s contractual obligations subsequent to June 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1)	$22,823	$18,998	$5,892	$1,453	$4,744	$97,321	$151,231
Litigation settlement (2)	—	—	9,750	—	—	—	9,750
Capital lease expenditures (3)	720		—	—	—	—	720
Employee obligations (4)	403	580					983
Total	$23,946	$19,578	$15,642	$1,453	$4,744	$97,321	$162,684

(1) See Note 6 – Notes Payable.

(2) Represents obligations related to the settlement of the Teachout litigation.  See Note 7 – Notes Payable, Litigation Settlement.

(3) Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(4) Represents employment agreement commitments for officers of the Company.

NOTE 15.  SUBSEQUENT EVENTS

On July 21, 2004, the Company refinanced a $5,320,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000.  The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014.  No proceeds were received directly as a result of the refinance, however $350,000 is being held in escrow by the lender to assist the funding of future capital expenditures.

On July 30, 2004, the Company sold Westlakes, a 95,370 square foot industrial property located in Texas for $4,975,000.  The sale produced net proceeds of approximately $2,780,000, of which $2,530,000 is being held in escrow as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.  The Company anticipates a gain will be recognized in the third quarter of 2004 on the transaction.

On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company.   The Company held the note on the property.   See Note 5 – Mortgage Loan Receivable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of June 30, 2004, held a .88% general partner interest and an 86.6% limited partnership interest. As of June 30, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 17 office buildings, 5 industrial properties, two shopping centers, one apartment complex, and one parcel of undeveloped land.  The 26 properties are located in seven states.

During the first six months of 2004, the Company did not sell or acquire any properties.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales and acquisitions were part of the Company’s strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets.  The Company will continue to focus primarily on office and industrial properties located in Texas, California and Arizona.

On June 30, 2004, the properties owned by the Company were 83% occupied compared to 75% occupied on June 30, 2003.  The Company continues to aggressively pursue prospective tenants to increase its occupancy, which should have the effect of improving operational results.

In the accompanying consolidated statement of operations, the results of operations for properties sold are shown in the section “Discontinued operations”.  Therefore the revenues and expenses reported for the quarters and six months ended June 30, 2004 and 2003 reflect results from properties currently owned by the Company.  As of December 31, 2003 and June 30, 2004, there were no properties classified on the balance sheet as held for sale.

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

•                  Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which will preclude it from electing REIT status in the future.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.  For the tax year 2003, the Company was taxed as a C corporation.  It is anticipated that the Company will be taxed as a C corporation for the tax year 2004.

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of the eleven properties sold in 2003 were reported as discontinued operations in the results of operations for the second quarter and six months ended June 2003.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.

Discussion of the three months ended June 30, 2004 and 2003.

The following table shows a comparison of rental revenues and certain expenses for the quarters ended June 30:

			Variance
	2004	2003	$$	%
Rental revenue	$7,119,000	$6,080,000	1,039,000	17.1%
Operating expenses:
Property operating expenses	2,841,000	2,496,000	345,000	13.8%
General and administrative	1,181,000	1,709,000	(528,000)	(30.9)%
Depreciation and amortization	2,776,000	2,266,000	510,000	22.5%
Interest expense	3,144,000	2,652,000	492,000	18.6%

Rental revenue. The increase of $1,039,000, or 17.1%, was attributable to $532,000 in revenue generated from three office properties acquired subsequent to the second quarter of 2003 and $507,000 in higher revenues from properties owned on June 30, 2004 and June 30, 2003 (“Same Properties”). The three office properties were acquired between July 30, 2003 and November 13, 2003.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of Same Properties increased to 83% on June 30, 2004 from 75% on June 30, 2003 and 79% on March 31, 2003.  The weighted average occupancy of all properties held as of June 30, 2004 was 83%.

Property operating expenses.  The increase of $345,000, or 13.8%, was due primarily to expenses related to the three acquired properties mentioned above.

General and administrative.  The decrease of $528,000 was due to lower professional fees, especially legal services, and a decrease in compensation expense, primarily due to the closure of the Company’s office in New York and the downsizing of its administrative staff, especially in the St. Louis and San Diego offices.  In 2003, the Company settled two major lawsuits and hired an in-house legal counsel.  Both of these factors contributed to the reduced fees for legal services incurred in the second quarter of 2004 compared to the second quarter of 2003.

Depreciation and amortization.  The increase of $510,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2002 and 2003 and also the depreciation related to the three above mentioned acquired properties. During the last two years, 2002 and 2003, the Company has spent approximately $8,186,000 in capital improvements on its existing properties, namely for renovations and tenant improvements.

Interest expense.  The increase of $492,000 was due to (i) the higher interest expense and fees on increased debt on two of its properties, (ii) the interest expense associated with the three acquired properties mentioned above, (iii) the Company recording interest at the default rate on debt related to one of its shopping center properties and (iv) the accrual of a loan guarantee fee.

In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan in the amount of $5,350,000 bearing interest at 7.95%.  In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000 bearing interest at 7.95%.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2004, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

The loan guarantee fee, which is payable to two of the Company’s directors and a company they are affiliated with, is in consideration of their guarantees of certain indebtedness of the Company.  In 2004, effective in 2003, the Company agreed to pay an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of each year of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  For the second quarter of 2004, the Company accrued $57,000 related to this guarantee fee.  The fee for 2003 was accrued in the fourth quarter of 2003.

Loss on extinguishment of debt.  In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $234,000 for the three months ended June 30, 2003 related to the eleven properties sold in 2003.  No properties were sold during the first six months of 2004 and no properties were classified as held for sale as of June 30, 2004.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2003
Rental revenue	$2,360
Total expenses	2,594
Net loss from discontinued operations	(234)

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

Discussion of the six months ended June 30, 2004 and 2003.

The following table shows a comparison of rental revenues and certain expenses for the six months ended June 30:

			Variance
	2004	2003	$	%
Rental revenue	$14,492,000	$12,746,000	1,746,000	13.7%
Operating expenses:
Property operating expenses	5,607,000	5,007,000	600,000	12.0%
General and administrative	2,308,000	3,302,000	(994,000)	(30.1)%
Depreciation and amortization	5,461,000	4,528,000	933,000	20.6%
Interest expense	6,107,000	5,250,000	857,000	16.3%

Rental revenue. The increase of $1,746,000, or 13.7%, was attributable to (i) $1,317,000 in revenue generated from four office properties acquired in May 2003 through November 2003, (ii) a $196,000 payment received from the owner of a neighboring property for past use of common parking areas and (iii) higher revenues of $232,000 for Same Properties.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment was 83% at June 30, 2004 and 75% at June 30, 2003.

Property operating expenses.  The increase of $600,000, or 12.0%, was due to the expenses related to the four acquired properties mentioned above, offset in part by an $83,000 reduction in operating expenses for other properties owned by the Company.

General and administrative.  The decrease of $994,000 was due to lower professional fees, especially legal services, and a decrease in compensation expense, primarily due to the closure of the Company’s office in New York and the downsizing of its administrative staff, especially in the St. Louis and San Diego offices.  In 2003, the Company settled two major lawsuits and hired an in-house legal counsel.  Both of these factors contributed to the reduced fees for outside legal services incurred in the first six months of 2004 compared to the first six months of 2003.

Depreciation and amortization.  The increase of $933,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2002 and 2003 and also the depreciation related to the four acquired properties mentioned above.  During the last two years, 2002 and 2003, the Company has spent approximately $8,186,000 in capital improvements on its existing properties, namely for renovations and tenant improvements.

Interest expense.  The increase of $857,000 was due to (i) the higher interest expense and fees on increased debt on two of its properties, (ii) the interest expense associated with the four acquired properties mentioned above, (iii) the Company recording interest at the default rate on debt related to one of its shopping center properties and (iv) the accrual of a loan guarantee fee.

In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a new one-year loan in the amount of $5,350,000 bearing interest at 7.95%.  In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000 bearing interest at 7.95%.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2004, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

The loan guarantee fee, which is payable to two of the Company’s directors and a company they are affiliated with, is in consideration of their guarantees of certain indebtedness of the Company.  In 2004, effective in 2003, the Company agreed to pay an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of each year of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  For the first six months of 2004, the Company accrued $114,000 related to this guarantee fee.  The fee for 2003 was accrued in the fourth quarter of 2003.

Loss on extinguishment of debt.  In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $516,000 for the six months ended June 30, 2003 related to the eleven properties sold in 2003. No properties were sold during the first six months of 2004 and no properties were classified as held for sale as of June 30, 2004. See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements. No results of operations were classified as discontinued in the first six months of 2004.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations

Six Months Ended June 30, 2003
Rental revenue	$5,169
Total expenses	5,685
Net loss from discontinued operations	(516)

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

LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Company derived cash from collection of rents and proceeds from refinancing of debt on an office property in California.  Major uses of cash included capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings.

The Company reported a net loss of $4,756,000 for the six months ended June 30, 2004 compared to a net loss of $6,671,000 for the six months ended June 30, 2003.  These results include the following non-cash items:

	Six Months Ended June 30,
	2004	2003
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$5,461	$4,528
Mark-to-market adjustments on interest rate protection agreements	—	244
Deferred compensation expense	56	157
Non-Cash Items:
Deferred rental income	(395)	(225)
Minority interest	(686)	(915)
Interest on receivable from principal stockholders	(34)	(21)
Amortization of loan premiums	(296)	(276)
Amortization of note receivable discount	(50)	—
Mark-to-market adjustments on interest rate protection agreements	(67)	—

Net cash used in investing activities for six months ended June 30, 2004 amounted to $3,275,000.  This amount was primarily attributable to the funding of capital expenditures, primarily for tenant improvements.  Net cash provided from investing activities for the six months ended June 30, 2003 was $3,268,000.  Proceeds from the sales of properties for the six months ended June 30, 2003 amounted to $4,685,000, which was derived from the sale of an office property located in Arizona and an apartment property located in California.  Funds used for capital improvements for the six months ended June 30, 2003 amounted to $1,417,000, primarily for tenant improvements.

Net cash provided by financing activities amounted to $2,664,000 for the six months ended June 30, 2004.  Net funds provided from refinancing the debt on an office building in San Diego, California amounted to $3,680,000.  In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000.  The new loan, which contains two six-month extension options, bears interest at a fixed rate of 7.95% per annum.  In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year.  Scheduled principal payments for the six months ended June 30, 2004 amounted to $1,474,000.  Net cash used in financing activities amounted to $867,000 for the six months ended June 30, 2003.  Repayments of borrowings of $1,875,000 consisted of scheduled principal payments made during the six months ended June 30, 2003.  Proceeds from borrowings, which totaled $758,000 for the six months ended June 30, 2003, consisted of (i) $728,000 to fund property insurance premiums and service fee and (ii) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002.  The mortgage was repaid in conjunction with the sale of the property in April 2003.  In addition, John N. Galardi purchased 60,975 shares of the Company’s common stock for $250,000 in May 2003.

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

In May 2003, the Company financed insurance premiums of $643,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note was paid in full in February 2004.  The Company financed an additional insurance premium during 2003 of $130,000, which was paid in full in June 2004.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2004, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held.  In addition, the Company anticipates capital costs to be incurred related to re-leasing space and improvements to properties, litigation settlement costs, state income taxes and other fees for professional services.  The funds to meet these obligations will be obtained from proceeds of the sale of assets and lender held funds.  Based on current analysis, the Company believes that the cash generated by these anticipated activities will be adequate to meet these obligations.  There can be no assurance, however, that these activities will occur and that substantial cash will be generated.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

In addition, as of June 30, 2004, the Company has substantial debt becoming due in 2004, 2005 and 2006.  Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the Company’s contractual obligations subsequent to June 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1)	$22,823	$18,998	$5,892	$1,453	$4,744	$97,321	$151,231
Litigation settlement (2)	—	—	9,750	—	—	—	9,750
Capital lease expenditures (3)	720		—	—	—	—	720
Employee obligations (4)	403	580					983
Total	$23,946	$19,578	$15,642	$1,453	$4,744	$97,321	$162,684

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

The Company has entered into interest rate swap agreements to manage its interest rate risk.  The agreements, in notional amounts totaling approximately $9,600,000 at June 30, 2004, effectively fix the interest rate at 2.42% plus the applicable variable rate margin (effective rate of 6.42% at June 30, 2004).

At June 30, 2004, the Company’s total indebtedness included fixed-rate debt of approximately $150,400,000 and floating-rate indebtedness of approximately $13,380,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $133,800, or $0.09 per share, based upon the balances outstanding on variable rate instruments at June 30, 2004.

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

Plaintiffs’ complaint in this action alleged claims against the Company and others for breach of fiduciary duty and breach of contract.  Plaintiffs’ complaint challenged the 2001 consolidation transaction, (the “Consolidation”) although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. Plaintiffs alleged that the approval was invalid and that the Consolidation constituted a breach of fiduciary duty by each of the defendants.  Plaintiffs further alleged that the Consolidation constituted breach of the partnership agreements governing the partnerships.

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

On January 14, 2004, the Court granted preliminary approval of the settlement, directed notice to the Class, and set a fairness hearing for March 23, 2004.  On February 26, 2004, the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  On April 12, 2004, the Court ruled that the settlement is fair, adequate and reasonable.  On April 15, 2004, $1,640,000 was disbursed from the escrow account for attorney fees and expenses, reducing the escrow balance to $4,860,000.  The remaining balance will be distributed to the plaintiffs following a final accounting in the matter.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of stockholders was held on April 28, 2004.  The matters on which the stockholders voted, in person or by proxy, were (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and (ii) to ratify the selection of BDO Seidman, LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2004.  The results of the voting are shown below:

Election of directors:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Timothy R. Brown	1,079,739	29,299
William J. Carden	1,080,477	28,561
Lawrence E. Fiedler	1,080,818	28,220
John N. Galardi	1,080,209	28,829
William W. Geary, Jr.	1,080,815	28,223
John F. Itzel	1,080,889	28,149

Ratify the selection of BDO Seidman, LLP as independent auditors:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
1,094,388	6,227	8,423

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On April 29, 2004, a report on Form 8-K was filed with respect to Item 12.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 3, 2004	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: August 3, 2004	By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002