Form 10-Q
period 2004-09-30
AMERICAN SPECTRUM REALTY INC
filed 2004-11-12
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 9, 2004 1,569,890 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

ASSETS	September 30, 2004	December 31, 2003
	(Unaudited)

Real estate held for investment	$192,193	$186,208
Accumulated depreciation	25,055	17,668
Real estate held for investment, net	167,138	168,540

Real estate held for sale	—	14,574
Cash and cash equivalents	2,007	2,937
Tenant and other receivables, net of allowance for doubtful accounts of $202 and $352, respectively (including $244 and $271, respectively, from related party)	466	420
Mortgage loan receivable, net of discount of $83 at December 31, 2003	—	1,667
Deferred rents receivable	1,488	1,045
Insurance proceeds receivable — litigation settlement	—	6,500
Deposit held in escrow	1,365	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,453	8,320

Total Assets	$186,917	$208,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $2,603 and $3,089, respectively	$146,784	$143,742
Notes payable, litigation settlement	9,750	9,750
Liabilities related to real estate held for sale	—	8,018
Accounts payable	2,345	2,048
Deferred tax liability	4,316	4,316
Litigation settlement payable	—	6,500
Accrued and other liabilities (including $437 and $579, respectively, to related parties)	6,810	5,885

Total Liabilities	170,005	180,259

Minority Interest	5,527	7,009

Commitments and Contingencies:

Redeemable Common Stock	300	300

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,592,710 and 1,578,224 shares, respectively	16	16
Additional paid-in capital	45,905	45,742
Accumulated deficit	(33,232)	(23,516)
Receivable from principal stockholders	(1,071)	(1,191)
Deferred compensation	(73)	(195)
Treasury stock, at cost, 24,032 and 22,782 share, respectively	(460)	(421)

Total Stockholders’ Equity	11,085	20,435

Total Liabilities and Stockholders’ Equity	$186,917	$208,003

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Rental revenue	$6,520	$5,734	$20,006	$17,475
Interest and other income	49	34	211	77
Total revenues	6,569	5,768	20,217	17,552

EXPENSES:
Property operating expense	2,758	2,578	7,851	7,054
General and administrative	1,243	1,650	3,551	4,952
Depreciation and amortization	2,606	2,212	7,735	6,397
Interest expense	3,139	2,452	8,998	7,456
Total expenses	9,746	8,892	28,135	25,859

OTHER LOSS:
Loss on extinguishment of debt	(214)	—	(827)	—
Total other loss	(214)	—	(827)	—

Net loss before minority interest and discontinued operations	(3,391)	(3,124)	(8,745)	(8,307)

Minority interest	704	930	1,390	1,845

Net loss before discontinued operations	(2,687)	(2,194)	(7,355)	(6,462)

Discontinued operations:
Income (loss) from discontinued operations	25	(443)	(63)	(1,074)
(Loss) gain on sale of discontinued operations	(2,298)	51	(2,298)	2,279
Impairment of real estate assets held for sale	—	(3,500)	—	(7,500)
Loss from discontinued operations	(2,273)	(3,892)	(2,361)	(6,295)

Net loss	$(4,960)	$(6,086)	$(9,716)	$(12,757)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.72)	$(1.43)	$(4.72)	$(4.41)
Loss from discontinued operations	(1.45)	(2.54)	(1.51)	(4.29)
Net loss	$(3.17)	$(3.98)	$(6.23)	$(8.70)

Basic weighted average shares used	1,564,885	1,529,702	1,558,859	1,465,849

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2003	$16	$45,742	$(23,516)	$(195)	$(421)	$(1,191)	$20,435
Issuance of common stock	—	71	—	—	—	—	71
Conversion of operating partnership units to common stock	—	92	—	—	—	—	92
Restricted stock forfeited	—	—	—	39	(39)	—	—
Amortization of deferred compensation	—	—	—	83	—	—	83
Payment on receivable from principal stockholders	—	—	—	—	—	120	120
Net loss	—	—	(9,716)	—	—	—	(9,716)
Balance, September 30, 2004	$16	$45,905	$(33,232)	$(73)	$(460)	$(1,071)	$11,085

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,716)	$(12,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	2,361	6,295
Depreciation and amortization	7,735	6,397
Deferred rental income	(447)	(305)
Minority interest	(1,390)	(1,845)
Deferred compensation expense	83	233
Mark to market adjustments on interest rate protection agreements	(65)	202
Loss on extinguishment of debt	827	—
Interest on receivable from principal stockholders	(50)	(39)
Amortization of note payable premiums, included in interest expense	(411)	(384)
Amortization of note receivable discount, included in interest income	(58)	—
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(129)	64
Decrease (increase) in accounts payable	297	(62)
Increase in prepaid and other assets	(2,692)	(1,820)
Increase (decrease) in accrued and other liabilities	1,379	(305)
Net cash used in operating activities:	(2,276)	(4,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	9,992	32,283
Capital improvements to real estate assets	(3,929)	(2,824)
Collections on mortgage loan receivable	28	—
Real estate acquisitions	(138)	(281)
Net cash provided by investing activities:	5,953	29,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings — refinances	18,750	1,340
Proceeds from borrowings — other	458	758
Issuance of common stock	—	250
Repurchase of common stock	—	(69)
Note payments on litigation settlement	—	(250)
Acquisition of minority interest in operating partnership	—	(223)
Repayment of borrowings — property sales	(7,041)	(20,947)
Repayment of borrowings — refinances	(14,620)	(1,300)
Repayment of borrowings — scheduled payments	(2,063)	(3,198)
Net cash used in financing activities:	(4,516)	(23,639)

Cash from discontinued operations	(91)	1,463

(Decrease) increase in cash	(930)	2,676

Cash, beginning of period	2,937	788
Cash, end of period	$2,007	$3,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,788	$10,114
Cash paid for income taxes	25	17

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumptions of mortgage loans in acquisition of real estate assets	$—	$6,077
Note receivable settled through acquisition of real estate asset	1,722	—
Deposit held in escrow for acquisition of real estate asset	1,365	—
Financing settled through divestitures	—	16,885
Conversion of debt to related parties into common stock	—	2,131
Conversion of operating partnership units into common stock	92	232
Issuance of common stock in acquisition of real estate asset	71	—
Issuance of operating partnership units in acquisition of real estate assets	—	1,010
Receivable from related party regarding certain issues asserted by principal shareholder	—	270

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2004, held the sole general partner interest of .87% and a limited partnership interest totaling 86.83%.  As of September 30, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 17 office buildings, four industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.  In October 2004, the Company acquired an additional office building located in Houston, Texas consisting of 81,587 rentable square feet.

During the nine months ended September 30, 2004, the Company sold three properties, which consisted of one office building, one industrial property and a parcel of undeveloped land, and acquired one office building in Houston, Texas.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales are part of the Company’s strategy to sell its non-core property types — apartment and shopping center properties — and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company intends to focus primarily on office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it intends, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals four times the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, an escrow deposit, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at September 30, 2004 and December 31, 2003.

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

As of December 31, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000.  The interest rate swap contracts were reflected at fair value on the Company’s balance sheet at December 31, 2003 in accrued and other liabilities and the changes in the fair value of the hedge were recognized as adjustments to interest expense.  The Company had no swap contacts at September 30, 2004.  During the nine months ended September 30, 2004 and 2003, the Company recorded a benefit of $65,000 and a charge of $202,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.

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

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is described more fully in its Form 10-K filed with the Securities and Exchange Commission.  The Company has elected, as permitted by FAS 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”.  The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.  No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the average of the high and low sales prices of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,960)	$(6,086)	$(9,716)	$(12,757)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(44)	(68)	(141)	(212)
Pro forma net loss	$(5,004)	$(6,154)	$(9,857)	$(12,969)

Per share data:
Basic and diluted, as reported	$(3.17)	$(3.98)	$(6.23)	$(8.70)
Basic and diluted, proforma	$(3.20)	$(4.02)	$(6.32)	$(8.85)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.30% and 12.61% limited partnership interest in the Operating Partnership at September 30, 2004 and December 31, 2003, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 46,125 at September 30, 2004 and OP Units (other than those held by the Company) outstanding of 880,794 (convertible into approximately 220,198 shares of common stock) at September 30, 2004 have not been included in the net loss per share calculation since their effect would be antidilutive.  See “Minority Interests” paragraph above.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

2004.

On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company.  The Company owned the promissory note secured by the property, representing the debt from the owner.  Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock (valued for this purpose at $7.50 per share) and cash.

2003.

During 2003, the Company acquired four office properties, three of which were from an affiliated entity.  The properties are located in Houston, Texas and consist of approximately 250,437 rentable square feet.  Acquisition costs of approximately $16,088,000 included assumed or new mortgage indebtedness of $13,465,000, the issuance of 382,537 OP Units (valued for this purpose at $4.11 per unit), proceeds from a tax deferred exchange of $543,000, deferred payments of $191,000 with the remainder in cash.

Rental revenue and related expenses from the acquired properties was included in the Company’s results since their respective dates of acquisition.  Therefore, the results of operations for the three and nine months ended September 30, 2004 include results from all of the above acquisitions, whereas, the results of operations for the three and nine months ended September 30, 2003 contain limited results related to these acquisitions.

DISPOSITIONS

2004.

On September 30, 2004, the Company sold Van Buren, a 16.65 acre parcel of undeveloped land located in Phoenix, Arizona, for $3,111,000.

On August 24, 2004, the Company sold Parkade Center, a 220,684 square foot office property located in Columbia, Missouri, for $4,127,000.

On July 30, 2004, the Company sold Westlakes, a 95,370 square foot industrial property located in San Antonio, Texas, for $4,975,000.

The three properties sold during the nine months ended September 30, 2004 produced net proceeds of approximately $4,316,000 of which $1,365,000 was held in escrow at September 30, 2004 as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.  A net loss of $2,298,000 was incurred in connection with the transactions, which is reflected as discontinued operations in the consolidated statements of operations.

2003.

During 2003, the Company sold eleven properties for an aggregate sales price of $61,162,000.  The properties, which totaled 1,477,833 square feet, consisted of six industrial properties, two office buildings, two apartment complexes and one shopping center property.  Reference is made to the Company’s Annual Report on Form 10-K for 2003 for more information with respect to the 2003 property dispositions.

In the accompanying consolidated statement of operations for the three and nine months ended September 30, 2004 and 2003, the results of operations for properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

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

NOTE 4.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2003, three properties were classified as “Real estate held for sale”.  These three properties were sold during the third quarter of 2004.  The properties consisted of a 220,684 square foot office property located in Columbia, Missouri, a 95,370 square foot industrial property located in San Antonio, Texas and a 16.65 acre parcel of undeveloped land located in Phoenix, Arizona.  The sales produced net proceeds of approximately $4,316,000 of which $1,365,000 was held in escrow at September 30, 2004 as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.

Condensed Consolidated Balance Sheet	December 31, 2003

Real estate	$14,250
Other	324
Real estate assets held for sale	$14,574

Notes payable, net	$7,309
Accounts payable	204
Accrued and other liabilities	505
Liabilities related to real estate held for sale	$8,018

All real estate assets held by the Company on September 30, 2004 are considered held for investment.  No real estate was classified as held for sale by the Company at September 30, 2004.

Net loss from discontinued operations.

Net loss from discontinued operations for the three and nine months ended September 30, 2004 includes the results of operations of the three properties sold during the third quarter of 2004.   A net loss on sale of discontinued operations totaling $2,298,000 was incurred in connection with the transactions.

The condensed consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2004 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Rental revenue	$305	$1,311
Total expenses	280	1,374
Net income (loss) from discontinued operations before loss on sale	25	(63)
Loss on sale of discontinued operations	(2,298)	(2,298)
Net loss from discontinued operations	$(2,273)	$(2,361)

Net loss from discontinued operations for the three and nine months ended September 30, 2003 includes the results of operations of eleven properties sold in 2003 and three properties sold in 2004.   Seven of the eleven properties, which were sold during the third quarter of 2003, generated a net gain on sale of discontinued operations of $51,000.   The net loss from discontinued operations for the quarter ended September 30, 2003 included an impairment charge of $3,500,000 related to an office property subsequently sold in the fourth quarter of 2003.  Nine of the eleven properties, which were sold during the nine months ended September 30, 2003, generated a net gain on sale of discontinued operations of $2,279,000.  The net gain recognized for the nine months was after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the nine properties.  Impairment charges for the nine months ended September 30, 2003, which totaled $7,500,000, were related to four properties sold during 2003.  The impairments were based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.

The condensed consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2003 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Rental revenue	$1,790	$7,964
Total expenses	2,233	9,038
Net loss from discontinued operations before gain on sale and impairment	(443)	(1,074)
Gain on sale of discontinued operations	51	2,279
Impairment of real estate assets held for sale	(3,500)	(7,500)
Net loss from discontinued operations	$(3,892)	$(6,295)

NOTE 5. MORTGAGE LOAN RECEIVABLE

On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company.  The property consists of 42,860 square feet and is located in Houston, Texas.  The purchase of this note was funded with a new loan to the Company from the lender that owned the note.  Loan costs of approximately $41,000 were incurred in connection with the transaction.  The note bore interest at 7.5% per annum.  The receivable balance of the note at December 31, 2003 was $1,666,504, net of discount of $83,253.  On August 2, 2004 the Company acquired the property.  Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock (valued for this purpose at $7.50 per share) and cash.

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following notes payable outstanding as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, net of unamortized premiums of $2,603 at September 30, 2004 and $3,089 at December 31, 2003, bearing interest at fixed rates between 5.00% and 10.50% at September 30, 2004 and December 31, 2003, with monthly principal and interest payments ranging between $3 and $269 at September 30, 2004 and December 31, 2003, and maturing at various dates through August 1, 2014.	$130,264	$121,391

Secured loans with various banks bearing interest at variable rates ranging between 5.61% and 7.00% at September 30, 2004, and 5.14% and 6.50% December 31, 2003, and maturing at various dates through May 1, 2008.	3,988	9,534

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing September 30, 2031.	11,416	11,532

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments of $97, maturing November 1, 2006.	400	475

Unsecured loans with various lenders, bearing interest at fixed rates between 5.45% and 20.00% at September 30, 2004 and between 4.99% and 20.00% at December 31, 2003, and maturing at various dates through February 19, 2005.	716	810

Total	$146,784	$143,742

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of September 30, 2004 and December 31, 2003, the unamortized debt premiums included in the above schedule were $2,603,000 and $3,089,000 respectively.

In August 2004, the Company refinanced a $5,350,000 loan on San Felipe, one of its office properties with a new loan agreement in the amount of $5,500,000.  The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014.   The Company funded closing costs of approximately $178,000 and escrowed $327,000 for future capital expenditures, real estate taxes and insurance related to the August 2004 refinance.  Net proceeds of $2,059,000 were received in December 2003 related to the December 2003 refinance of the original $3,000,000 loan on the property.

In August 2004, Company financed costs of $8,750 related to the acquisition of an office property in Houston, Texas.  The note bears interest at 10% per annum and matures in November 2004.

In July 2004, the Company refinanced a $5,330,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000.  The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014.  No proceeds were received directly as a result of the refinance, however $350,000 is being held in escrow by the lender to assist the funding of future capital expenditures at the property.

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

In November 2003, in connection with the acquisition of an office property in Houston, Texas, the Company obtained a loan in the amount of $4,574,000.  The loan, which was due to mature in November 2004, bore interest at a fixed rate of 5% per annum.  In October 2004, the maturity date of the loan was extended to November 2005.  The loan will bear interest at a fixed rate of 8% under the terms of the extension.

In October 2003, the Company entered into a $4,100,000 loan agreement in connection with the acquisition of an office property in Houston, Texas and the acquisition of a note secured by another office property in Houston.  The loan, of which $3,700,000 had been funded as of September 30, 2004, matures in November 2005 and bears interest at a fixed rate of 6% per annum.

In September 2003, a note payable in the amount of $510,000 was repaid with the proceeds from the sale of Emerald Pointe.  The note bore interest at prime plus 1%.

In August 2003, the Company refinanced a $1,300,000 loan secured by Van Buren, a parcel of undeveloped land, and entered into a two-year loan agreement in the amount of $1,340,000.  The loan bore interest at a fixed rate of 12% per annum and matured August 1, 2005.  In September 2004, the loan was paid in connection with the sale of the property.

In July 2003, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,723,000.  The loan bears interest at a fixed rate of 7.41% per annum and matures in May 2005.  The Company also entered into an agreement that provided for seller financing of $710,000, bearing interest at a fixed rate of 7.41% per annum and maturing in July 2005.

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

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of September 30, 2004, the

remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

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

In connection with the agreement, William J. Carden and John N. Galardi acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.  Mr. Galardi is a director and principal stockholder of the Company.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March, the interest due for all of 2004 and $116,875 in principal was paid.  The payment was made with certain funds owed to Mr. Carden and Mr. Galardi by the Company related to a guarantee fee.  See Note 12 — Related Party Transactions.

NOTE 8.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

In August 2004, in connection with the refinance of San Felipe, the Company recorded a loss on early extinguishment of debt of $214,000 due to a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000.

In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.

The loss on early extinguishment of debt is included in other loss in the consolidated statements of operations.

NOTE 9.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.30% and 12.61% limited partnership interest in the Operating Partnership at September 30, 2004 and December 31, 2003, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

During the nine months ended September 30, 2004, a total of 17,963 OP Units were exchanged for 4,486 shares of Common Stock.

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

NOTE 11.  REPURCHASE OF COMMON STOCK

In October 2004, the Company announced that it will go forward with an odd lot buy back program previously postponed.  The Company has offered to purchase up to 250,000 shares and intends to offer $8.25 per share to holders of fewer than 100 shares.

In September 2004, in conjunction with a resignation agreement, an employee relinquished 1,250 shares of restricted common stock.

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

NOTE 12.  RELATED PARTY TRANSACTIONS

In March 2004, the Company paid a total of $224,520 (“Guarantee Fee”) to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.  The payment was made in the form of an offset against certain sums owed to the Company by the Guarantors.  The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  The charge for this guaranty was accrued in 2003 and is included in interest expense on the results of operations.  For the first nine months ended September 30, 2004, the Company has accrued $171,000 related to the guarantee fee payable for the 2004 year.

During 2003, the Company made payments totaling $1,000,000, on its indebtedness to an affiliated entity, reducing the balance due to $251,321.  The Company has a balance due of $14,800 to an affiliated entity as of September 30, 2004.

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

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  An affiliate of Mr. Carden is a principal stockholder of CGS.  Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. In March 2004, as part of the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation.  The principal balance due as of September 30, 2004 is $243,858.

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March 2004, as part of the payment of the Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation.  The balance due as of September 30, 2004 is $1,070,820.

During 2003, the Company’s obligation to ASJ, Ltd., which is owned by Mr. Carden, his wife and a trust for his children, was reduced by $111,321 to offset certain amounts which became payable from the related party.  In January 2004, the Company paid the remaining balance due of $88,679.

During the nine months ended September 30, 2004, the Company paid $158,237 for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.  For the year ended December 31, 2003, the Company paid $98,763 to this firm.

In September 2004, the Company began managing an apartment complex owned by an affiliated entity of Mr. Carden.  During the nine months ended September 30, 2004, the Company received management fees of $8,000 from this entity.

NOTE 13.  SEGMENT INFORMATION

As of September 30, 2004, the Company owned a portfolio of properties comprising office, industrial, shopping center properties, and an apartment property.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and nine months ended September 30, 2004 and 2003 is as follows (dollars in thousands):

Three Months Ended September 30,	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2004
Rental revenue	$4,846	$748	$222	$704	—	$6,520
Property operating expenses	2,099	141	45	473	—	2,758
Net operating income (NOI)	$2,747	$607	$177	$231	$—	$3,762
Real estate held for investment, net	$131,280	$17,160	$5,153	$13,482	$63	$167,138

2003
Rental revenue	$4,127	$708	$221	$671	$7	$5,734
Property operating expenses	1,939	166	70	403	—	2,578
Net operating income (NOI)	$2,188	$542	$151	$268	$7	$3,156
Real estate held for investment, net	$123,852	$27,477	$5,549	$14,050	$116	$161,044

Nine Months Ended September 30,	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2004
Rental revenue	$15,263	$1,962	$749	$2,032	—	$20,006
Property operating expenses	5,912	468	184	1,262	$25	7,851
Net operating income (NOI)	$9,351	$1,494	$565	$770	$(25)	$12,155
Real estate held for investment, net	$131,280	$17,160	$5,153	$13,482	$63	$167,138

2003
Rental revenue	$12,785	$1,866	$705	$2,062	$57	$17,475
Property operating expenses	5,129	584	224	1,055	62	7,054
Net operating income (NOI)	$7,656	$1,282	$481	$1,007	$(5)	$10,421
Real estate held for investment, net	$123,852	$17,477	$5,549	$14,050	$116	$161,044

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Total revenues for reportable segments	$6,520	$5,734	$20,006	$17,475
Other revenues	49	34	211	77
Total consolidated revenues	$6,569	$5,768	$20,217	$17,552

NET (LOSS) INCOME
NOI for reportable segments	$3,762	$3,156	$12,155	$10,421
Unallocated amounts:
Interest and other income	49	34	211	77
General and administrative expenses	(1,243)	(1,650)	(3,551)	(4,952)
Depreciation and amortization	(2,606)	(2,212)	(7,735)	(6,397)
Interest expense	(3,139)	(2,452)	(8,998)	(7,456)
Loss on extinguishment of debt	(214)	—	(827)	—
Net loss before minority interest and discontinued operations	$(3,391)	$(3,124)	$(8,745)	$(8,307)

	September 30,
	2004	2003
ASSETS
Total assets for reportable segments	$167,138	$161,044
Real estate held for sale	—	22,412
Cash and cash equivalents	2,007	3,464
Tenant and other receivables, net	466	391
Deferred rent receivable	1,488	722
Deposits held in escrow	1,365	560
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,453	9,371
Total consolidated assets	$186,917	$201,964

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis Matter

On August 2, 2004, the Orange County Superior Court approved the final accounting in the Robert L. Lewis matter.  This matter, initiated on or about September 27, 2001 by Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, alleged claims against the Company and others for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations related to the Company’s 2001 consolidation transaction, although the consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships.  In October 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding a proposed settlement in this matter.  By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the plaintiff’s complaints.  The settlement was funded, in its entirety, by insurance coverage.  In 2004, the Court approved the settlement as fair, adequate and reasonable and the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  Subsequently, $1,640,000 was disbursed for attorney fees and expenses, while the remaining $4,860,000 was distributed to the plaintiffs.  Reference is made to the Company’s annual report on Form 10-K for 2003 for more information with respect to this matter.

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

Contractual Obligations and Commitments

The following table aggregates the Company’s contractual obligations subsequent to September 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1) (2)	$3,070	$21,146	$5,544	$1,605	$4,903	$107,913	$144,181
Litigation settlement (3)	—	—	9,750	—	—	—	9,750
Capital lease expenditures (4)	2,240	—	—	—	—	—	2,240
Employee obligations (5)	50	167	—	—	—	—	217
Total	$5,360	$21,313	$15,294	$1,605	$4,903	$107,913	$156,388

(1) See Note 6 — Notes Payable.

(2) Includes debt of $7,500,000 with two 6-month extension options to May 2006.

(3) Represents obligations related to the settlement of the Teachout litigation.  See Note 7 — Notes Payable, Litigation Settlement.

(4) Represents commitments for tenant improvements and lease commissions related to the leasing of spaceto new or renewing tenants.

(5) Represents employment agreement commitments for officers of the Company.

NOTE 15.  SUBSEQUENT EVENTS

On October 29, 2004, the Company refinanced a $1,175,800 loan on one of its office properties due to mature in May 2005 and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs.  The note bears interest at prime plus 1% per annum and matures in November 2006.

On October 20, 2004, the Company acquired an office property in Houston, Texas consisting of 81,587 rentable square feet.  Acquisition costs of approximately $5,900,000 included proceeds from a tax-deferred exchange, the assumption of existing debt and seller financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of September 30, 2004, held the sole general partner interest of ..87% and a limited partnership interest totaling 86.83%.  As of September 30, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 17 office buildings, four industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.

During the first nine months of 2004, the Company sold three properties, which consisted of one office building, one industrial property and a parcel of undeveloped land, and acquired one office building in Houston, Texas.  During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.  During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in the Houston area.  The property sales and acquisitions were part of the Company’s strategy to sell certain of its properties in its non-core markets and acquire additional properties in its core property types and core geographic markets.  The Company intends to continue to focus primarily on office and industrial properties located in Texas, California and Arizona.

On September 30, 2004, the properties owned by the Company were 86% occupied compared to 78% occupied on September 30, 2003.  The Company continues to aggressively pursue prospective tenants to increase its occupancy, which is expected to improve operational results.

In the accompanying consolidated statement of operations, the results of operations for properties sold are shown in the section “Discontinued operations”.  Therefore the revenues and expenses reported for the quarters and nine months ended September 30, 2004 and 2003 reflect results from properties currently owned by the Company.   As of December 31, 2003, three properties were classified on the balance sheet as real estate held for sale.  These three properties were sold during the third quarter of 2004.  All real estate assets held by the Company on September 30, 2004 are considered held for investment.  No real estate was classified as held for sale by the Company at September 30, 2004.

The share data in this Item 2 has been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

CRITICAL ACCOUNTING ESTIMATES

The major accounting policies followed by the Company are listed in Note 2 — Summary of Significant Accounting Policies. — of the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of the eleven properties sold in 2003 and the three properties sold in 2004 are reported as discontinued operations in the results of operations.  See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.

Discussion of the three months ended September 30, 2004 and 2003.

The following table shows a comparison of rental revenues and certain expenses for the quarters ended September 30:

			Variance
	2004	2003	$	%
Rental revenue	$6,520,000	$5,734,000	786,000	13.7%
Operating expenses:
Property operating expenses	2,758,000	2,578,000	180,000	7.0%
General and administrative	1,243,000	1,650,000	(407,000)	(24.7)%
Depreciation and amortization	2,606,000	2,212,000	394,000	17.8%
Interest expense	3,139,000	2,452,000	687,000	28.0%

Rental revenue. The increase of $786,000, or 13.7%, was attributable to $456,000 in revenue generated from three office properties acquired subsequent to the third quarter of 2003 and $330,000 in higher revenues from properties owned on September 30, 2004 and September 30, 2003 (“Same Properties”). Two of the properties were acquired during the fourth quarter of 2003 and one was acquired during the third quarter of 2004.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment increased to 86% on September 30, 2004 from 78% on September 30, 2003.

Property operating expenses.  The increase of $180,000, or 7.0%, was due primarily to expenses related to the three acquired properties mentioned above.

General and administrative.  The decrease of $407,000 was in large part due to a decrease in compensation expense, primarily due to the closure of the Company’s office in New York and the downsizing of its administrative staff, especially in the St. Louis and San Diego offices.  Further, professional fees decreased due to the settlement of two major lawsuits in 2003 and the hiring of in-house legal counsel.  Both of these factors contributed to the reduced fees for outside legal services incurred in the first nine months of 2004 compared to the first nine months of 2003.

Depreciation and amortization.  The increase of $394,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2002 and 2003 and also the depreciation related to the three above mentioned acquired properties.  During the last two years, 2002 and 2003, the Company spent approximately $8,186,000 in capital improvements on its existing properties, primarily for renovations and tenant improvements.

Interest expense.  The increase of $687,000 was due to (i) the higher interest expense and fees on increased debt on three of its properties, (ii) the interest expense associated with the three acquired properties mentioned above, (iii) the Company recording interest at the default rate on debt related to one of its shopping center properties and (iv) the accrual of a loan guarantee fee.

In July 2004, the Company refinanced a $5,330,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000.  The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014.  In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000 bearing interest at 7.95%.   In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a one-year loan in the amount of $5,350,000 bearing interest at 7.95%.  In August 2004, the loan was refinanced again with a new loan agreement in the amount of $5,500,000.   The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of September 30, 2004, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

The loan guarantee fee, which is payable to two of the Company’s directors and their affiliated entity, is in consideration of their guarantees of certain indebtedness of the Company.  In 2004, effective in 2003, the Company agreed to pay an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of each year of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  For the third quarter of 2004, the Company accrued $57,000 related to this guarantee fee.  The fee for 2003 was accrued in the fourth quarter of 2003.

Loss on extinguishment of debt.  In August 2004, in connection with the refinance of San Felipe, the Company recorded a loss on early extinguishment of debt of $214,000 due to a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000.

Discontinued operations.  The Company recorded income from discontinued operations of $25,000 for the three months ended September 30, 2004 related to the three properties sold during the third quarter of 2004.

The Company recorded a loss from discontinued operations of $443,000 for the quarter ended September 30, 2003.  No properties were classified as held for sale as of September 30, 2004.  See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.

The income (loss) from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Rental revenue	$305	$1,790
Total expenses	280	2,233
Net income (loss) from discontinued operations	$25	$(443)

Loss on sale of discontinued operations.       The Company sold three properties — one office building, one industrial property and a parcel of undeveloped land - during the third quarter of 2004 for an aggregate of $12,214,000.  Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land.  The sale of the industrial property generated a gain of $299,000.  The Company sold seven properties during the third quarter of 2003 for an aggregate of $37,292,000 and recognized a net gain of $51,000, after taking into consideration an impairment charge totaling $4,000,000 recorded in the second quarter of 2003 related to three of the seven properties.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.

Impairment of real estate assets held for sale.  The Company recorded an impairment of $3,500,000 during the third quarter of 2003 on an office property, which was sold in the fourth quarter of 2003.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the asset.

Discussion of the nine months ended September 30, 2004 and 2003.

The following table shows a comparison of rental revenues and certain expenses for the nine months ended September 30:

			Variance
	2004	2003	$	%
Rental revenue	$20,006,000	$17,475,000	2,531,000	14.5%
Operating expenses:
Property operating expenses	7,851,000	7,054,000	797,000	11.3%
General and administrative	3,551,000	4,952,000	(1,401,000)	(28.3)%
Depreciation and amortization	7,735,000	6,397,000	1,338,000	20.1%
Interest expense	8,998,000	7,456,000	1,542,000	20.1%

Rental revenue. The increase of $2,531,000, or 14.5%, was attributable to  (i) $1,798,000 in revenue generated from five office properties acquired in May 2003 through August 2004, (ii) a $196,000 payment received from the owner of a neighboring property for past use of common parking areas and (iii) higher revenues of $537,000 for Same Properties.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.  The weighted average occupancy of properties held for investment was 86% at September 30, 2004 and 78% at September 30, 2003.

Property operating expenses.  The increase of $797,000, or 11.3%, was due to the expenses related to the five acquired properties mentioned above, offset in part by an $190,000 reduction in operating expenses for other properties owned by the Company.

General and administrative.  The decrease of $1,401,000 was in large part due to a decrease in compensation expense, primarily due to the closure of the Company’s office in New York and the downsizing of its administrative staff, especially in the St. Louis and San Diego offices.  Further, professional fees decreased due to the settlement of two major lawsuits in 2003 and the hiring of in-house legal counsel.  Both of these factors contributed to the reduced fees for outside legal services incurred in the first nine months of 2004 compared to the first nine months of 2003.

Depreciation and amortization.  The increase of $1,338,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2002 and 2003 and also the depreciation related to the five acquired properties mentioned above.  During the last two years, 2002 and 2003, the Company has approximately $8,186,000 in capital improvements on its existing properties, primarily for renovations and tenant improvements.

Interest expense.  The increase of $1,542,000 was due to (i) the higher interest expense and fees on increased debt on three of its properties, (ii) the interest expense associated with the five acquired properties mentioned above, (iii) the Company recording interest at the default rate on debt related to one of its shopping center properties and (iv) the accrual of a loan guarantee fee.

In July 2004, the Company refinanced a $5,330,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000.  The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014.  In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000 bearing interest at 7.95%.   In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a one-year loan in the amount of $5,350,000 bearing interest at 7.95%.  In August 2004, the loan was refinanced again with a new loan agreement in the amount of $5,500,000.   The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of September 30, 2004, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

The loan guarantee fee, which is payable to two of the Company’s directors and their affiliated entity, is in consideration of their guarantees of certain indebtedness of the Company.  In 2004, effective in 2003, the Company agreed to pay an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guaranty) of the outstanding balance as of December 31 of each year of the guaranteed obligations.  The guaranty fee is to be paid for a maximum of 3 years on any particular obligation.  For the first nine months of 2004, the Company accrued $171,000 related to this guarantee fee.  The fee for 2003 was accrued in the fourth quarter of 2003.

Loss on extinguishment of debt.  The Company recorded a loss on extinguishment of debt of $827,000 during the nine months ended September 30, 2004.  In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.  In August 2004, in connection with the refinance of San Felipe, the Company recorded a loss on early extinguishment of debt of $214,000 due to a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $63,000 for the nine months ended September 30, 2004 related to the three properties sold in the third quarter.  The Company recorded a loss from discontinued operations of $1,074,000 for the nine months ended September 30, 2003 related to the eleven properties sold in 2003 and three properties sold in 2004. See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Rental revenue	$1,311	$7,964
Total expenses	1,374	9,038
Net loss from discontinued operations	$(63)	$(1,074)

Gain on sale of discontinued operations.    The Company sold three properties — one office building, one industrial property and a parcel of undeveloped land - during the first nine months of 2004 for an aggregate of $12,214,000.  Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land.  The sale of the industrial property generated a gain of $299,000.  The Company sold nine properties during the first nine months of 2003 for an aggregate of $53,892,000 and recognized a net gain of $2,279,000, after taking into consideration an impairment charge totaling $7,500,000 of which $4,000,000 was recorded in the second quarter of 2003 and $3,500,000 related to an office property subsequently sold in the fourth quarter of 2003.  The impairment charges were based on the anticipated sales prices less costs to sell as compared to the carrying value of the assets.

Impairment of real estate assets held for sale.  The Company recorded an impairment of $7,500,000 on four properties held for sale in 2003.  The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets.  The four properties, which were sold in 2003, consisted of two office and two industrial properties.

LIQUIDITY AND CAPITAL RESOURCES

During first nine months of 2004, the Company derived cash from collection of rents, sale of an industrial property and proceeds from refinancing of debt on an office property in California.  Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and purchase of an office building in Houston, Texas.

The Company reported a net loss of $9,716,000 for the nine months ended September 30, 2004 compared to a net loss of $12,757,000 for the nine months ended September 30, 2003.  These results include the following non-cash items:

	Nine Months Ended September 30,
	2004	2003
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$7,735	$6,397
Mark-to-market adjustments on interest rate protection agreements	—	202
Deferred compensation expense	83	233
Non-Cash Items:
Deferred rental income	(447)	(305)
Minority interest	(1,390)	(1,845)
Interest on receivable from principal stockholders	(50)	(39)
Amortization of loan premiums	(411)	(384)
Amortization of note receivable discount	(58)	—
Mark-to-market adjustments on interest rate protection agreements	(65)	—

Net cash provided by investing activities for nine months ended September 30, 2004 amounted to $5,953,000.  This amount was primarily attributable proceeds received from the sale of three properties during the period.    Funds were used for capital expenditures, primarily for tenant improvements.  Net cash provided from investing activities for the nine months ended September 30, 2003 was $29,178,000 primarily from proceeds from the sales of properties.  Funds used for capital improvements for the nine months ended September 30, 2003 amounted to $2,824,000, primarily for tenant improvements.

Net cash used by financing activities amounted to $4,516,000 for the nine months ended September 30, 2004.  Net funds provided from borrowings of $19,208,000 were primarily due to the refinancing the debt on three properties as discussed below.  Scheduled principal payments for the nine months ended September 30, 2004 amounted to $2,063,000.  Net cash used in financing activities amounted to $23,639,000 for the nine months ended September 30, 2003 primarily to repay debt on properties sold during the period.  Repayments of borrowings of  $3,198,000 consisted of scheduled principal payments made during the nine months ended September 30, 2003.  Proceeds from borrowings, which totaled

$2,098,000 for the nine months ended September 30, 2003, consisted of (i) $1,340,000 related to the refinancing of debt on a property, (ii) $728,000 to fund property insurance premiums and service fee and (iii) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia entered into in December of 2002.  The mortgage was repaid in conjunction with the sale of the property in April 2003.  In addition, funds were used to pay amounts due related to the Teachout settlement, to acquire units in the Operating Partnership, and to purchase 17,500 shares of common stock of the Company pursuant to a stock repurchase plan previously disclosed.  Also, John N. Galardi purchased 60,975 shares of the Company’s common stock for $250,000 in May 2003.

In August 2004, the Company refinanced a $5,350,000 loan on San Felipe, one of its office properties with a new loan agreement in the amount of $5,500,000.  The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014.  The Company funded closing costs of approximately $178,000 and escrowed $327,000 for future capital expenditures, real estate taxes and insurance related to the August 2004 refinance.  Net proceeds of $2,059,000 were received in December 2003 related to the December 2003 refinance of the original $3,000,000 loan on the property.

In July 2004, the Company refinanced a $5,330,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000.  The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014.  No proceeds were received directly as a result of the refinance, however $350,000 is being held in escrow by the lender to assist the funding of future capital expenditures at the property.

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

In November 2003, in connection with the acquisition of an office property in Houston, Texas, the Company obtained a loan in the amount of $4,574,000.  The loan, which was due to mature in November 2004, bore interest at a fixed rate of 5% per annum.  In October 2004, the maturity date of the loan was extended to November 2005.  The loan will bear interest at a fixed rate of 8% under the terms of the extension.

In October 2003, the Company entered into a $4,100,000 loan agreement in connection with the acquisition of an office property in Houston, Texas and the acquisition of a note secured by another office property in Houston.  The loan, of which $3,700,000 had been funded as of September 30, 2004, matures in November 2005 and bears interest at a fixed rate of 6% per annum.

In August 2003, the Company refinanced a $1,300,000 loan secured by Van Buren, a parcel of undeveloped land, and entered into a two-year loan agreement in the amount of $1,340,000.  The loan bore interest at a fixed rate of 12% per annum and matured August 1, 2005.  In September 2004, the loan was paid in connection with the sale of the property.

In July 2003, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $1,723,000.  The loan bears interest at a fixed rate of 7.41% per annum and matures in May 2005.  The Company also entered into an agreement that provided for seller financing of $710,000, bearing interest at a fixed rate of 7.41% per annum and maturing in July 2005.

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

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of September 30, 2004, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

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

In addition, as of September 30, 2004, the Company has substantial debt becoming due in 2004, 2005 and 2006.  Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders.  If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the Company’s contractual obligations subsequent to September 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (1) (2)	$3,070	$21,146	$5,544	$1,605	$4,903	$107,913	$144,181
Litigation settlement (3)	—	—	9,750	—	—	—	9,750
Capital lease expenditures (4)	2,240	—	—	—	—	—	2,240
Employee obligations (5)	50	167	—	—	—	—	217
Total	$5,360	$21,313	$15,294	$1,605	$4,903	$107,913	$156,388

(1)  See Note 6 — Notes Payable — in the accompanying consolidated financial statements of the Company.

(2) Includes debt of $7,500,000 with two 6-month extension options to May 2006.

(3) Represents obligations related to the settlement of the Teachout litigation.  See Note 7 — Notes Payable, Litigation Settlement — in the accompanying consolidated financial statements of the Company.

(4) Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(5) Represents employment agreement commitments for officers of the Company.

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

At September 30, 2004, the Company’s total indebtedness included fixed-rate debt of approximately $152,546,000 and floating-rate indebtedness of approximately $3,988,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $39,875, or $0.03 per share, based upon the balances outstanding on variable rate instruments at September 30, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis Matter

On August 2, 2004, the Orange County Superior Court approved the final accounting in the Robert L. Lewis matter.  This matter, initiated on or about September 27, 2001 by Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, alleged claims against the Company and others for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations related to the Company’s 2001 consolidation transaction, although the consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships.  In October 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding a proposed settlement in this matter.  By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the plaintiff’s complaints.  The settlement was funded, in its entirety, by insurance coverage.  In 2004, the Court approved the settlement as fair, adequate and reasonable and the defendants’ insurers deposited $6,500,000 into an escrow account for the purposes of settlement.  Subsequently, $1,640,000 was disbursed for attorney fees and expenses, while the remaining $4,860,000 was distributed to the plaintiffs.  Reference is made to the Company’s annual report on Form 10-K for 2003 for more information with respect to this matter.

Other Matters

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company issued 10,000 shares of unregistered Common Stock.  The shares were issued to the seller of an office property located in Houston, Texas as part of the Company’s consideration for the acquisition of the property.  The consideration related to the issued shares amounted to $75,000 (valued for this purpose at $7.50 per share).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On September 8, 2004, a report on Form 8-K was filed with respect to Item 8.01.

On September 3, 2004, a report on Form 8-K was filed with respect to Item 8.01.

On August 31, 2004, a report on Form 8-K was filed with respect to Item 8.01.

On August 27, 2004, a report on Form 8-K was filed with respect to Item 8.01.

On August 4, 2004, a report on Form 8-K was filed with respect to Item 12.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 12, 2004	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: November 12, 2004	By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002