Form 10-K
period 2004-12-31
AMERICAN SPECTRUM REALTY INC
filed 2005-03-21
CIK 1121783

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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

        As of June 30, 2004, the last business day of the Company's most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,218,962. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 533,365 shares of Common Stock (adjusted to give effect to one-for-four reverse stock split which became effective March 2, 2004) held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

        As of March 1, 2005, 1,510,286 shares of Common Stock ($.01 par value) were outstanding (adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004).

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III: Portions of the Registrant's definitive proxy statement to be issued in connection with the Registrant's annual stockholder's meeting to be held May 6, 2005, which will be filed on or before April 6, 2005.

PART I

ITEM 1. BUSINESS

General Description of Business

        American Spectrum Realty, Inc. ("ASR" or the "Company") is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through an operating partnership (the "Operating Partnership") in which the Company, as of December 31, 2004, held a .91% general partner interest and an 86.59% limited partnership interest. As of December 31, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 25 properties, which consisted of 18 office buildings, four industrial properties, two shopping centers, and one apartment complex. The 25 properties are located in seven states.

        During 2004, the Company sold three properties, which consisted of one office building, one industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in Houston, Texas. The property sales are part of the Company's strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina's, its non-core markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

        The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company's interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership. If the Company receives any distributions from the Operating Partnership, it will, in turn, pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals the amount of distributions paid on each limited partnership unit in the Operating Partnership ("OP Unit") to the extent permitted by law. Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

        Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which will preclude it from electing REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2004, the Company was taxed as a C corporation. It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

Business Objectives and Strategy

        The Company's fundamental business objective is to maximize stockholder value. The Company intends to achieve its business objective through opportunistic investments and by executing its other operating strategies.

        The Company's future growth will be focused on multi-tenant suburban office and industrial properties in the high growth markets of Texas, Arizona and California. Properties in non-core markets are expected to be sold and the net proceeds redeployed into funding future acquisitions in core markets and to pay for capital expenditures and reduce debt.

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

        Property Management Strategies.    The Company has procedures and expertise which permit it to manage effectively a variety of types of properties throughout the United States. The decentralized structure with strong local management enables it to operate efficiently. In seeking to maximize revenues, minimize costs and increase the value of the properties, the Company follows aggressive property management policies. Among the property management techniques emphasized are regular and comprehensive maintenance programs, regular and comprehensive financial analyses, the use of a master property and casualty insurance program, aggressive restructuring or conversion of tenant spaces and frequent appearances before property tax assessors, planning commissions and other local governmental bodies. The Company believes that its management of the properties will be a substantial factor in its ability to realize its objectives of maximizing earnings.

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

Employees

        As of December 31, 2004, ASR employed 41 individuals, including on-site property management and maintenance personnel.

Environmental Matters

        Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring of regulated hazardous substances released on or from a property. These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release. The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties. In addition, these factors could hinder the Company's ability to borrow against the properties. The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs. In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances. The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties. Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties. The Company is aware that three of its properties may contain hazardous substances above reportable levels. The Company is currently evaluating this situation to determine an appropriate course of action.

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

Insurance

        The Company currently carries comprehensive liability, fire, terrorism, extended coverage and rental loss insurance covering all of its properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. In addition, costs to carry all of the types of insurance above may not always be economically feasible.

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

Capital Expenditures

        Capital expenditure requirements include both normal recurring capital expenditures, and tenant improvements and lease commissions relating to the leasing of space to new or renewing tenants. The Company has a history of acquiring properties which required renovation, repositioning or management changes to improve their performance and to enable them to compete effectively. The Company plans to continue to invest in these types of properties. These properties may require major capital expenditures or significant tenant improvements in order to maximize their cash flows.

Acquisitions

        On October 21, 2004, the Company acquired an office property in Houston, Texas, consisting of approximately 81,538 rentable square feet. The aggregate acquisition costs of approximately $5,900,000 included proceeds from a previously sold property, the assumption of existing debt and seller financing.

        On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company. The Company previously held the note on the property. Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash.

Dispositions

        On September 30, 2004, the Company sold Van Buren, a 16.65 acre parcel of undeveloped land located in Arizona, for $3,111,000.

        On August 24, 2004, the Company sold Parkade Center, a 220,684 square foot office property located in Missouri, for $4,127,000.

        On July 30, 2004, the Company sold Westlakes, a 95,370 square foot industrial property located in Texas, for $4,975,000.

        These three properties sold during 2004 produced net proceeds of approximately $4,316,000 of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. A net loss of $2,298,000 was incurred in connection with the transactions, which is reflected as discontinued operations in the consolidated statements of operations.

ITEM 2. PROPERTIES

The Location and Type of the Company's Properties

        The Company's 25 properties consist of 18 office, four industrial, two shopping center and one apartment complex located in four geographic regions in seven states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2004. All properties listed below are encumbered by debt.

Property/State	Type	Total Gross Leasable Area (Square Feet)	Percent of Gross Leasable Area Occupied(1)	Rented Square Feet	Annualized Net Rent (dollars in thousands)	Rent per Square Foot
Arizona/California Region
Pacific Spectrum, AZ	Office	70,968	68%	48,569	$739	$15.22
Mira Mesa, CA	Office	88,095	76%	66,810	1,305	19.53
Sorrento II, CA	Office	88,073	74%	65,474	968	14.78
Creekside Office, CA	Office	47,810	100%	47,810	1,160	24.27
Bristol Bay, CA	Office	50,073	88%	44,223	1,097	24.80
7700 Building, CA	Office	208,589	83%	173,958	4,654	26.75
Sorrento I, CA (2)	Industrial	43,036	—	—	—	—

Arizona/California Region Total		596,644	75%	446,844	9,923	22.21

Upper Midwest Region
Countryside Office Park, IL	Office	92,873	94%	87,350	$1,380	$15.80
Northwest Corporate Center, MO	Office	87,800	99%	86,604	1,384	15.99
Morenci Professional Park, IN	Industrial	105,600	81%	85,200	380	4.45
The Lakes, MO	Apartment	311,912	92%	286,684	2,816	9.82

Upper Midwest Region Total		598,185	91%	545,838	5,960	10.92

Carolina Region
Columbia, SC	Shopping Center	56,487	76%	42,642	$204	$4.78
Richardson Plaza, SC	Shopping Center	108,138	85%	91,558	600	6.55

Carolina Region Total		164,625	82%	134,200	804	5.99

Texas Region
Southwest Point, TX	Industrial	101,156	96%	96,900	$613	$6.33
Technology, TX	Industrial	109,012	85%	92,752	980	10.56
San Felipe, TX	Office	102,141	96%	98,462	1,548	15.72
11500 Northwest Freeway, TX	Office	81,538	92%	74,836	1,054	14.09
800 Sam Houston Parkway, TX	Office	42,748	80%	34,206	419	12.25
888 Sam Houston Parkway, TX	Office	45,980	94%	43,304	578	13.35
16350 Park Ten Place, TX	Office	72,724	89%	64,634	961	14.87
16360 Park Ten Place, TX	Office	68,899	91%	62,354	954	15.30
5450 Northwest Central, TX	Office	56,350	95%	53,761	741	13.78
8100 Washington, TX	Office	44,060	100%	44,060	537	12.19
8300 Bissonnet, TX	Office	90,021	89%	79,709	996	12.50
12000 Westheimer, TX	Office	57,719	97%	56,124	782	13.93

Texas Region Total		872,348	92%	801,102	10,163	12.69

Total/Weighted Average		2,231,802	86%	1,927,984	26,850	13.93

(1)
Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2004.

(2)
At December 31, 2004, Sorrento I was classified as "Real estate held for sale".

        For the year ended December 31, 2004, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2004, is included as part of Schedule III in Item 15.

Office Properties

        The Company owns 18 office properties with total rentable square footage of 1,396,461. The office properties range in size from 42,748 square feet to 208,589 square feet, and have remaining lease terms ranging from less than one to 10 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2004, the weighted average occupancy of the office properties was 88%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2004, was $17.25 as of such date.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2005(2)	213	334,940		$6,237		29%
2006	119	232,552		4,407		20%
2007	102	243,635		3,849		17%
2008	35	104,835		1,722		8%
2009	42	163,303		2,838		13%
Thereafter	13	147,211		2,807		13%

Total	524	1,226,476	(3)	$21,860	(4)	100%

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

(4)
This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2004, and thus differs from annualized net rent in the preceding table, which is based on 2004 rents.

Industrial Properties

        The Company owns four industrial properties aggregating 358,804 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 43,036 square feet to 109,012 square feet. As of December 31, 2004, multiple tenants occupied two of the industrial properties, one of the properties was partially occupied by a single tenant, and one was unoccupied. The unoccupied property, Sorrento I, was classified as "Real estate held for sale" at December 31, 2004. Sorrento I was sold on March 1, 2005. As of December 31, 2004, the weighted average occupancy of the industrial properties held for investment was 77%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2004, was $7.17 as of such date.

        The industrial properties have leases whose remaining terms range from less than one to six years. Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases. Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties' operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

INDUSTRIAL PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2005(2)	38	157,652		$1,163		59%
2006	14	30,433		177		9%
2007	12	29,117		178		9%
2008	5	31,391		282		14%
2009	4	24,465		127		7%
Thereafter	2	7,250		47		2%

Total	75	280,308	(3)	$1,974	(4)	100%

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

(4)
This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2004, and thus differs from annualized net rent in the table under "The Location and Type of the Company's Properties", which is based on 2004 rents.

Shopping Center Properties

        The Company owns two shopping center properties with total rentable square footage of 164,625. The shopping center properties have remaining lease terms ranging from less than one to 16 years. The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants' sales. As of December 31, 2004, the weighted average occupancy of the shopping center properties was 82%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2004, was $5.99 as of such date.

        The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rentable Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (dollars in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2005(2)	5	9,900		$105		13%
2006	7	55,012		293		36%
2007	—	—		—		—
2008	2	34,500		152		19%
2009	1	3,100		25		3%
Thereafter	1	31,688		229		29%

Total	16	134,200	(3)	804	(4)	100%

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

(4)
This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2004, and thus differs from annualized net rent in the table under "The Location and Type of the Company's Properties", which is based on 2004 rents.

Apartment Property

        The Company owns a 408-unit apartment property located in St. Louis, Missouri. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 2004, the apartment property was approximately 92% occupied. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2004, was $9.82 as of such date.

ITEM 3. LEGAL PROCEEDINGS

        The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis Matter

        On August 2, 2004, the Orange County Superior Court approved the final accounting in the Robert L. Lewis matter. This matter, initiated on or about September 27, 2001 by Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, alleged claims against the Company and others for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations related to the Company's 2001 consolidation transaction (the "Consolidation"), although the Consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. In October 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding a proposed settlement in this matter. By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the plaintiff's complaints. The settlement of $6,500,000 was funded, in its entirety, by insurance coverage. In 2004, the Court approved the settlement as fair, adequate and reasonable and the defendants' insurers deposited $6,500,000 into an escrow account for the purposes of settlement. Subsequently, $1,640,000 was disbursed for attorney fees and expenses, while the remaining $4,860,000 was distributed to the plaintiffs.

Other Matters

        Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2004 to a vote of the holders of the Company's common stock, through the solicitation of proxies or otherwise.

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

	Common Stock
2003
First Quarter	$18.20	$12.80
Second Quarter	15.40	11.96
Third Quarter	17.08	13.04
Fourth Quarter	14.40	12.84
2004
First Quarter	$14.10	$12.48
Second Quarter	12.56	8.00
Third Quarter	8.75	5.00
Fourth Quarter	9.80	5.70

Company Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	15,044	$8.25	15,044	—
November 1-30, 2004	48,283	8.25	48,283	—
December 1-31, 2004	—	—	—	—

Total	63,327	$8.25	63,327	—

(1)
On October 11, 2004 the Company offered to purchase up to 250,000 shares at $8.25 per share to holders of fewer than 100 shares pursuant to an odd lot buy back program previously postponed. Shareholders with fewer than 100 shares as of October 8, 2004 were eligible to participate. The offer, which expired December 1, 2004, resulted in 63,327 odd lot shares validly tendered.

(2)
The Average Price Paid per Share has been adjusted to give effect to the one-for-four reverse stock split of the Company's Common Stock which became effective March 2, 2004.

Holders

        The approximate number of holders of the shares of the Company's Common Stock was 5,300 as of March 1, 2005.

Distributions

        No dividends were declared to holders of the Company's Common Stock in 2004 and 2003.

        In 2003, the Company's Board of Directors established a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of a dividend.

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which will preclude it from electing REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2004, the Company was taxed as a C corporation. It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

Recent Sales of Unregistered Securities

        In August 2004, the Company issued 10,000 shares to the seller of an office property as part of the Company's consideration for the acquisition of the property. The shares, which are currently held in escrow, will be released in August 2005 so long as the property's largest tenant does not default on its lease agreement. The consideration for the shares amounted to $70,700 based on a value of $7.07 per share. In 2003, the Company issued 129,945 shares to two directors in connection with the cancellation of debt and issued 15,243 shares to John N. Galardi, a director and principal stockholder of the Company, for a purchase price of $250,000 (shares adjusted to give effect to the one-for-four reverse stock split). These issuances of Common Stock by the Company were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

        The following table provides information as of December 31, 2004 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in first column)
33,625	$26.76	119,000

        The share and per share data presented in the above table have been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

        See Note 16—Stock Option and Restricted Share Plans—in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data are presented as of and for each of the five years ended December 31. The selected financial data for the year ended 2000 reflects the balance sheet data and operating data for Sierra Pacific Pension Investors "84 ("SPPI84"), which is treated as having acquired the properties in the Consolidation for accounting purposes. For 2001, operating data includes the results of operations of SPPI84 for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001. Prior year amounts have been reclassified to conform with current year presentation.

        This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 15.

        (Dollars in thousands, except for per share and per unit data)

	2004	2003	2002	2001	2000
OPERATING DATA:
Total revenues	$27,158	$23,956	$24,922	$4,983	$159
Property operating expense	10,582	9,358	9,191	1,818	—
General and administrative	4,438	6,801	8,586	2,863	—
Depreciation and amortization	10,433	8,641	7,702	1,392	—
Interest expense	11,996	10,139	9,606	1,807	—
Litigation settlement	—	—	1,200	—	—
Impairment of real estate assets	—	—	1,403	—	—
Deferred income tax benefit (expense)	2,222	(278)	5,591	—	—
Net (loss) income from continuing operations	(7,499)	(9,282)	(6,156)	(2,136)	487
Net (loss) income	(9,107)	(14,348)	(7,130)	(2,038)	325
Basic and diluted per share data:(1)
Net loss from continuing operations	$(4.83)	$(6.26)	$(4.45)	$(1.55)	N/A
Net loss	(5.87)	(9.67)	(5.16)	(1.48)	N/A
Dividends per share(1)	N/A	N/A	2.00	N/A	N/A
Per unit data:(2)
Limited partner income from continuing operations per unit	N/A	N/A	N/A	N/A	$6.26
Limited partner income	N/A	N/A	N/A	N/A	4.18
BALANCE SHEET DATA:
Real estate held for investment, net	$168,531	$165,991	$155,636	$151,484	$—
Total assets	187,545	208,003	253,557	266,205	11,210
Total long term debt	149,589	142,008	137,027	114,889	—
Stockholders' and partners' equity	11,427	20,435	30,857	53,104	9,612
OTHER DATA:
Cash flow provided by (used in):
Operating activities- continuing	$(2,393)	$(4,691)	$(3,447)	$(6,099)	$—
Operating activities-discontinued	(235)	1,223	3,893	(373)	(30)
Investing activities	5,540	27,518	(3,566)	2,421	436
Financing activities	(5,260)	(21,901)	1,624	6,301	(404)

(1)
The net loss and dividends per share data were based upon the weighted average shares of 1,551,189 for 2004, 1,483,675 for 2003, 1,381,860 for 2002 and 1,380,261 for 2001. The share and per share data have been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

(2)
The limited partner income per partnership unit was based upon the number of SPPI84 limited partnership units outstanding, 77,000 in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through its Operating Partnership in which the Company, as of December 31, 2004, held a .91% general partner interest and an 86.59% limited partnership interest. As of December 31, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 25 properties, which consisted of 18 office buildings, four industrial properties, two shopping centers, and one apartment complex. The 25 properties are located in seven states.

        During 2004, the Company sold three properties, which consisted of one office building, one industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in Houston, Texas. The property sales are part of the Company's strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina's, its non-core markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

        The properties owned by the Company were 86% occupied at December 31, 2004 and 83% occupied at December 31, 2003. Properties held for investment at December 31, 2004 and 2003 were 88% and 85% occupied, respectively. Properties held for investment considered stabilized, not undergoing major redevelopment, were 90% occupied at December 31, 2004 and 88% occupied at December 31, 2003 and properties under redevelopment were 77% occupied at December 31, 2004 compared to 64% at December 31, 2003. The Company continues to aggressively pursuing prospective tenants to further increase its occupancy, which should have the effect of improving operational results.

        In the accompanying financial statements, properties sold or held for sale are classified as "Real estate held for sale" as of December 31, 2004, and their results of operations for the three years ended December 31, 2004 are shown in the section "Discontinued operations". Therefore the revenues and expenses reported for the fiscal years ended December 31, 2002, 2003 and 2004 reflect results from properties currently held for investment by the Company. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

        The share data in this Item 7 has been adjusted to give effect to the one-for-four reverse stock split which became effective March 2, 2004.

CRITICAL ACCOUNTING POLICIES

        The major accounting policies followed by the Company are listed in Note 2—Summary of Significant Accounting Policies—of the Notes to the Consolidated Financial Statements. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

  •
  Many of the Company's leases provide for Common Area Maintenance ("CAM")/Escalations ("ESC") as the additional tenant revenue amounts due to the Company in addition to base rent. CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year. The base year is stated in the lease agreement; typically, the year in which the lease commenced. Generally, each tenant is responsible for his prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

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

  •
  Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which may preclude it from electing REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2004, the Company was taxed as a C corporation. It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

        The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2004	2003	$$	%
Rental revenue	$26,923,000	$23,817,000	3,106,000	13.0%
Operating expenses:
Property operating expenses	10,582,000	9,358,000	1,224,000	13.1%
General and administrative	4,438,000	6,801,000	(2,363,000)	(34.7%)
Depreciation and amortization	10,433,000	8,641,000	1,792,000	20.7%
Interest expense	11,996,000	10,139,000	1,857,000	18.3%

        Rental revenue.    The increase of $3,106,000, or 13.0%, was attributable to (i) $2,273,000 in revenue generated from six office properties acquired in May 2003 through October 2004, (ii) higher revenues of $637,000 for properties owned on December 31, 2004 and 2003 ("Same Properties") and (iii) a $196,000 payment received from the owner of a neighboring property for past use of common parking areas. The increase in Same Properties revenue was primarily attributable to the Company's office properties, particularly to an office property located in San Diego, California in which, as a result of aggressive lease up efforts, occupancy rose to 76% at December 31, 2004 from 35% at December 31, 2003. Rental revenue from the six acquired office properties was included in the Company's results since their respective dates of acquisition. The weighted average occupancy of properties held for investment increased to 88% at December 31, 2004 from 85% at December 31, 2003.

        Property operating expenses.    The increase of $1,224,000, or 13.1%, was due to the expenses of $1,271,000 related to the six acquired office properties mentioned above, offset in part by a reduction in operating expenses for other properties owned by the Company due to the continued monitoring and controlling of expenses.

        General and administrative.    The decrease of $2,363,000 was in large part due to a decrease in compensation expense of $1,335,000, primarily due to the closure of the Company's offices in New York and San Diego and the downsizing of its administrative staff, especially in the St. Louis and California offices. The closure of these offices and the downsizing resulted in a decrease in other administrative costs of approximately $400,000. Further, professional fees decreased approximately $500,000 due to the settlement of two major lawsuits in 2003 and the hiring of in-house legal counsel. Both of these factors contributed to the reduced fees for outside legal services incurred during 2004 compared to 2003.

        Depreciation and amortization.    The increase of $1,792,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2004 and 2003 and also the depreciation related to the six acquired properties mentioned above. During 2004 and 2003, the Company incurred approximately $8,295,000 in capital improvements, primarily for renovations and tenant improvements, and $2,380,000 in capitalized lease costs. The tenant improvement and leasing costs corresponded with the Company's increased occupancy.

        Interest expense.    The increase of $1,857,000 was primarily due to (i) the interest expense associated with the six acquired properties mentioned of approximately $700,000, (ii) higher interest expense and fees on increased debt on three of its properties of approximately $800,000, and (iii) the Company recording additional interest of approximately $350,000 at the default rate on debt related to one of its shopping center properties.

        In July 2004, the Company refinanced a $5,330,000 loan on Northwest Corporate Center, one of its office properties, with a new loan agreement in the amount of $5,750,000. The new loan bears interest at a fixed rate of 6.26% per annum and matures in August 2014. In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000 bearing interest at 7.95%. In December 2003, the Company refinanced a $3,000,000 loan on San Felipe, one of its office properties, with a one-year loan in the amount of $5,350,000 bearing interest at 7.95%. In August 2004, the loan was refinanced again with a new loan in the amount of $5,500,000. The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014.

        In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2004, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

        Income taxes.    The Company recognized a deferred income tax benefit of $2,222,000 for 2004 compared to a deferred income tax expense of $278,000 for 2003, primarily due to an increase in taxable losses for 2004.

        Minority interest.    The share of loss for the year ended December 31, 2004 for the holders of OP Units was $1,299,000 compared to $2,124,000 for the year ended December 31, 2003. The 2004 loss represents an average of 12.5% limited partner interest in the Operating Partnership not held by the Company during 2004. The 2003 loss represents the 12.9% limited partner interest in the Operating Partnership not held by the Company during 2003.

        Loss on extinguishment of debt.    During 2004, the Company recorded a net loss on early extinguishment of debt of $729,000. The net loss consisted of (i) a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000, in connection with the refinance of Mira Mesa, (ii) a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000 in connection with the 2004 refinance of San Felipe, and (iii) a $98,000 gain related to the purchase of interests of former limited partners of Fund II in the $8,800,000 promissory note related to the settlement of the Teachout litigation (See Litigation Settlement in 2002-2003 Comparison). The Company purchased 2,347 of the 86,653 interests outstanding at $60 per unit, which reduced its debt obligation related to the settlement $238,338. See Note 9-Notes Payable, Litigation Settlement-of the Notes to Consolidated Financial Statements. During 2003, in connection with the 2003 refinance of San Felipe, the Company recorded a loss on early extinguishments of debt of $145,000 related to the write-off of an unamortized loan discount and prepayment penalty.

        The net loss on early extinguishment of debt is included in other income in the consolidated statements of operations.

        Discontinued operations.    The Company recorded a loss from operations of discontinued operations of $295,000 during 2004 related to the three properties sold and one property classified as held for sale as of December 31, 2004. The Company recorded a loss from operations of discontinued operations of $1,762,000 during 2003 related to the fourteen properties sold in 2003 and 2004 and one property classified as held for sale as of December 31, 2004. See Note 5—Discontinued Operations—of the Notes to Consolidated Financial Statements.

        The net loss from discontinued operations before net (loss) gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Rental revenue	$1,423	$8,632
Total expenses	1,718	10,394

Net loss from discontinued operations	$(295)	$(1,762)

        Gain on sale of discontinued operations.    The Company sold three properties—one office building, one industrial property and a parcel of undeveloped land—during 2004 for an aggregate sales price of $12,214,000. Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land. The sale of the industrial property generated a gain of $299,000. The Company sold eleven properties during 2003 for an aggregate sales price of $61,162,000 and recognized a net gain of $2,540,000, after taking into consideration an impairment charge totaling $7,500,000 relating to four of the eleven properties. The impairment charges were based on the anticipated sales prices less costs to sell as compared to the carrying value of the assets. An income tax benefit on discontinued operations of $985,000 was recorded during the year ended December 31, 2004 compared to $1,656,000 during the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

        The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2003	2002	$$	%
Rental revenue	$23,817,000	$24,713,000	(896,000)	(3.6%)
Operating expenses:
Property operating expenses	9,358,000	9,191,000	167,000	1.8%
General and administrative	6,801,000	8,586,000	(1,785,000)	(20.8%)
Depreciation and amortization	8,641,000	7,702,000	939,000	12.2%
Interest expense	10,139,000	9,606,000	533,000	5.5%

        Rental revenue.    The reduction of 3.6% was primarily the result of a decrease in occupancy, particularly in certain properties located in San Diego, California due to the expiration of leases of three major tenants. This reduction was offset in part by revenue related to acquired properties. For 2003, revenue included results from seven office properties acquired during 2002 and 2003. The office properties were acquired in the following months: one in each of November 2003, October 2003, July 2003, May 2003 and August 2002; and two in May 2002. Rental revenue from the acquired properties was included in the Company's results since their respective dates of acquisition.

        The weighted average occupancy of properties held for investment was 86% at December 31, 2002 and 85% at December 31, 2003. Occupancy increased to 85% at the end of the fourth quarter of 2003 from 80% at September 30, 2003 and 79% at June 30, 2003.

        Property operating expenses.    The increase of $167,000 was primarily due to property operating expenses of $1,158,000 related to the above mentioned property acquisitions, partially offset by a decrease in expenses for existing properties of $991,000 due to expense control measures put in place during the past year and, to a lesser extent, a reduction in bad debt expense. In addition to investigating alternative sources for the services it purchases, the Company continues to monitor and control expenses.

        General and administrative.    This decrease of 20.8% was due to (i) a reduction of compensation expense in 2003 due to downsizing of staff and lower compensation expense related to common stock grants, (ii) the inclusion of non recurring expenses related to the Company's 2001 consolidation transaction, (iii) lower professional fees, especially for legal services, and (iv) expense control measures put in place during the past year. During 2003, the Company recorded an aggregate charge of $142,000 consisting of severance payments to the administrative support related to the closure of its administrative offices in St. Louis, Missouri and New York, New York and a $200,000 charge related to a severance agreement with an officer of the Company. The charges were included in general and administrative expenses. The New York office was closed in October 2003.

        Depreciation and amortization.    The increase of $939,000 was due to the acquisition of the seven properties previously mentioned and, to a lesser extent, depreciation of improvements and amortization of capitalized lease costs incurred during 2002 and 2003 for the existing properties.

        Interest expense.    The increase of $533,000 was primarily due to interest associated with the seven new properties acquired and an accrued loan guarantee fee, offset in part by reduced interest on an outstanding payable due to a settlement agreement and the conversion of debt to common stock. The loan guarantee fee, which is payable to two of the Company's directors and a company they are affiliated with, is in consideration of their guarantees of certain indebtedness of the Company as of December 31, 2003. The Company agreed to pay the annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations. The guarantee fee is to be paid for a maximum of 3 years on any particular obligation.

        Litigation settlement.    During 2002, the Company accrued a litigation settlement expense of $1,200,000 associated with the settlement of the Teachout litigation which represents the Company's agreement to pay legal fees to plaintiff's counsel. Under the settlement, the Company reaffirmed its previously announced obligation to pay the former limited partners of Fund II, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company established a definitive repayment plan and secured the repayment obligation with a second deed of trust on an office building owned by the Company. The repayment plan consists of a promissory note in the amount of $8,800,000 (the amount of such loans, plus interest as of December 31, 2002), which shall accrue interest at 6% per annum. Interest-only payments, which are payable quarterly, commenced June 2, 2002. The note may be prepaid in whole or in part at any time without penalty.

        Impairment of real estate assets held for investment.    During 2002 the Company recorded impairment charges related to properties held for investment totaling $1,403,000 on the Company's two remaining shopping center properties located in South Carolina. The impairment was based on an estimated decrease in the fair market value of the properties. No impairment charges were recorded during 2003 related to properties held for investment.

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

        Discontinued operations.    The Company recorded a net loss from the operations of discontinued operations of $1,762,000 for the year ended December 31, 2003 compared to a net loss of $250,000 for the year ended December 31, 2002. The discontinued operations represent results from the fifteen properties sold or held for sale in 2003 compared to the seventeen properties sold or held for sale in 2002. See Note 4—Discontinued Operations—of the Notes to Consolidated Financial Statements.

        The net loss from discontinued operations before net gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Rental revenue	$8,632	$15,469
Total expenses	10,394	15,433
Loss on early extinguishment of debt	—	(184)
Minority interest related to partially owned property	—	(102)

Net loss from discontinued operations	$(1,762)	$(250)

        Gain on sale of discontinued operations, impairment of real estate assets and income tax benefit.    The Company sold eleven properties (six industrial properties, two office properties, two apartment properties and one shopping center property) during the year ended December 31, 2003 for an aggregate sales price of $61,162,000 and recognized a net gain on sale of $2,540,000, after taking into consideration an impairment charge totaling $7,500,000 recorded during 2003 related to four of the eleven properties sold. The four properties consisted of two office and two industrial properties. The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. The sale of the eleven properties generated net proceeds of approximately $12,080,000, of which $560,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. The Company recorded a gain on sale of discontinued operations $1,127,000 for the year ended December 31, 2002 related to the sale of two properties (one shopping center property and one apartment property). These two properties were sold for an aggregate sales price of $12,100,000. During 2002, the Company recorded an impairment charge of $3,343,000 related to three of the properties sold in 2003 and 2004. Income tax benefits on discontinued operations of $1,656,000 and $1,492,000 were recorded during the years ended December 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        During 2004, the Company derived cash from collection of rents, sale of an industrial property (although three properties were sold, proceeds from one property sale were used in a tax-deferred exchange and the other sale did not generate cash proceeds), and proceeds from refinancing of debt on an office property in California (although four properties were refinanced, only one generated cash proceeds). Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings, purchase of an office building in Houston, Texas, and repurchase of common stock.

        The Company reported a net loss of $9,107,000 for the year ended December 31, 2004 compared to a net loss of $14,348,000 for the year ended December 31, 2003. These results include the following non-cash items:

	Years Ended December 31,
	2004	2003	2002
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$10,433	$8,641	$7,702
Impairment of real estate assets	—	—	1,403
Net loss on extinguishment of debt	729	145	—
Deferred income tax expense	—	278	—
Mark-to-market adjustments on interest rate protection agreements	—	162	—
Deferred compensation expense	101	332	834
Non-Cash Items:
Deferred income tax benefit	(2,222)	—	(5,591)
Deferred rental income	(525)	(628)	(338)
Net gain on extinguishment of debt	—	—	(131)
Minority interest	(1,299)	(2,124)	(935)
Interest on receivable from principal stockholders	(66)	(57)	—
Amortization of loan premiums	(515)	(490)	(502)
Amortization of note receivable discount	(58)	(17)	—
Mark-to-market adjustments on interest rate protection agreements	(65)	—	—

        Net cash provided by investing activities for the year ended December 31, 2004 amounted to $5,540,000. This amount was primarily attributable to proceeds of $10,166,000 received from the sale of three properties during the period, partially offset by funds used for capital improvements (primarily tenant improvements) for the year ended December 31, 2004 amounting to $4,516,000. Net cash provided by investing activities of $27,518,000 during 2003 consisted of $40,179,000 in proceeds generated from property sales, partially offset by (i) funding of capital expenditures of $3,779,000, primarily for tenant build-outs, (ii) acquisition of properties of $7,174,000 and (iii) acquisition of a note receivable secured by a property adjacent to a property owned by the Company of $1,730,000. Net cash used in investing activities of $3,566,000 for 2002 consisted of (i) $4,407,000 paid for capital expenditures, which in large part were related to major renovations on an apartment property (which was sold in September 2003) and (ii) $268,000 paid as part of the consideration for a property acquisition, offset by $1,109,000 in proceeds received from the sales of real estate assets.

        Net cash used by financing activities amounted to $5,260,000 for the year ended December 31, 2004. Net funds provided from borrowings totaled $21,009,000, which consisted of $19,976,000 to refinance debt on four properties and $1,133,000 from other borrowings, as discussed below. Scheduled principal payments for the year ended December 31, 2004 amounted to $2,849,000. Net cash used in financing activities amounted to $21,901,000 during 2003. Repayments of borrowings of $36,937,000 during 2003 consisted of scheduled principal payments of $3,468,000, payment of refinanced loans of $4,300,000, and repayment of loans in connection with the sale of properties of $29,169,000. Proceeds from borrowings in 2003, which totaled $15,793,000, consisted of (i) $8,215,000 to fund the acquisition of two properties and the note receivable referred to above, (ii) $6,690,000 to refinance debt on two properties, (iii) $858,000 to fund insurance premiums and service fees and (iv) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia (an industrial property located in Arizona sold in April 2003) entered into in December of 2002. The mortgage of $830,000 was repaid in conjunction with the sale of the property in April 2003. In addition, funds were used to pay amounts due related to the Teachout settlement of $250,000, to acquire units in the Operating Partnership for $223,000, to pay off notes to former limited partners of $237,000 and to purchase shares of common stock of the Company for $297,000 pursuant to a stock repurchase plan (see Note 16). Also, John N. Galardi, a director and principal stockholder of the Company, purchased 15,243 shares of the Company's common stock for $250,000 in May 2003. Net cash provided by financing activities amounted to $1,624,000 during 2002. Proceeds received from borrowings during 2002 totaled $24,382,000, which was primarily received from refinancing of existing debt. Repayment of borrowings during 2002, which amounted to $17,563,000, was primarily for repayment of the refinanced debt and $3,865,000 for scheduled principal payments. Note payments to former limited partners totaling $2,055,000 and distributions totaling $3,134,000 were also made during 2002.

        In December 2004, the Company received a $532,000 loan from John N. Galardi. The note bears interest at a fixed interest rate of 12% per annum and matures in December 2005.

        In October 2004, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $4,384,000. The loan bears interest at a fixed rate of 5.93% per annum and matures in June 2014. The Company also entered into an agreement that provided for seller financing of $316,000, bearing interest at a fixed rate of 5.93% per annum and maturing in June 2014.

        In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs. The availability on the note as of December 31, 2004 was $1,024,000. The note bears interest at prime plus 1% per annum and matures in November 2006.

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

        In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in February 2005. The Company financed an additional insurance premium during 2004 of $133,000, with scheduled payments through June 2005.

        In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2004, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

        The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held. In addition, the Company anticipates capital costs to be incurred related to re-leasing space and improvements to properties, state income taxes and other fees for professional services. The funds to meet these obligations will be obtained from proceeds of the sale of assets, refinancing activity and the use of lender held funds. Based on current analysis, the Company believes that the cash generated by these anticipated activities will be adequate to meet these obligations. There can be no assurance, however, that these activities will occur and that substantial cash will be generated. If these activities do not occur, the Company will not have sufficient cash to meet its obligations if all leasing projections are met.

        In addition, as of December 31, 2004, the Company has substantial debt becoming due in 2005 and 2006. Based on the Company's historical losses and current debt level, there can be no assurances as to the Company's ability to obtain funds necessary for the refinancing of these maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders. If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

CONTRACTUAL OBLIGATIONS

        The following table aggregates the Company's contractual obligations as of December 31, 2004 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$147,234	$18,821	$10,952	$13,585	$103,876
Litigation settlements(2)	9,512	—	9,512	—	—
Capital expenditures(3)	2,620	2,620	—	—	—
Employee obligations(4)	167	167	—	—	—

Total	$159,533	$21,608	$20,464	$13,585	$103,876

(1)
See Note 8—Notes Payable. These amounts do not include interest associated with the debt.

(2)
Represents obligations related to the settlement of the Teachout litigation.

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

        The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures if the leasing projections are met. To meet these obligations, the Company will be required to refinance mortgage indebtedness and/or sell certain assets to provide cash. The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations. In addition to fulfill the Company's growth strategy, the Company may be required to raise additional cash through debt or equity financing.

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

        The Company has incurred losses in each of the three years ended December 31, 2004. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

Real property investments entail risk. The Company's properties may not be profitable, may not result in distributions and/or may depreciate.

        Properties acquired by the Company: (i) may not operate at a profit; (ii) may not perform to the Company's expectations; (iii) may not appreciate in value; (iv) may depreciate in value; (v) may not ever be sold at a profit; and/or (vi) may not result in dividends. The marketability and value of any properties will depend upon many factors beyond the Company's control, including but not limited to general economic conditions, zoning laws, tax laws and the availability of financing.

The Company may not be able to enter into favorable leases upon the expiration of current leases and on current vacant space.

        Over the next three years, approximately 57% of the square footage of the Company's total rentable square footage of industrial, office and shopping center properties will expire. In addition, 14% of the Company's total rentable square footage was vacant as of December 31, 2004 (2% of which includes Sorrento I, a vacant property classified as held for sale which was subsequently sold on March 1, 2005). The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company's Common Stock.

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

        The Company is not required to make a REIT election and the Board of Directors may determine not to make a REIT election. The Company is currently taxed as a C corporation and subject to a corporate income tax. Distributions to stockholders are also subject to tax. If the Company qualifies as a REIT, it will cease to be taxed as a C corporation. If the Company does not elect REIT status, the Company will pay federal and possibly state income taxes on its taxable income. The Company could fail to qualify as a REIT if it fails to meet certain asset, distribution and share ownership tests. The Company has taken and expects to continue to take certain actions in order to retain its ability to qualify as a REIT. Maintaining this status could adversely affect the Company's ability to pursue its business objectives by precluding certain uses of cash which otherwise might be preferable. Likewise, if the Company chooses to disregard these actions in favor of pursuing certain business objectives, such action could preclude the Company's ability to qualify as a REIT in the future. There can be no assurance that the Company will qualify as a REIT or will choose to make such election if it does qualify.

If the Company elects REIT status, it may incur additional taxes at the time of such election.

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

        The Company had no swap contracts at December 31, 2004. As of December 31, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000 on properties that were sold or refinanced in 2004. The interest rate swap contracts were reflected at fair value on the Company's balance sheet in accrued and other liabilities and the changes in the fair value of the hedge were recognized as adjustments to interest expense. During the years ended December 31, 2004 and 2003, the Company recorded a benefit of $65,000 and a charge of $162,000, respectively, attributable to changes in the fair value of its derivatives financial instruments.

        At December 31, 2004, the Company's total indebtedness included fixed-rate debt of approximately $153,935,000 and floating-rate indebtedness of approximately $5,165,000. The Company continually reviews the portfolio's interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does 1not have any other material market-sensitive financial instruments.

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Loan Premiums	Total	Fair Value
	(dollars in thousands)
Secured Fixed	$17,181	$17,015	$1,389	$1,475	$8,303	$93,448	$2,355	$141,166	$141,166
Average interest rate	7.06%	3.45%	7.44%	7.44%	7.66%	7.52%		6.97%
Secured Variable	$216	$1,404	$155	$3,391	$—	$—	$—	$5,166	$5,166
Average interest rate	6.70%	5.62%	6.24%	6.24%				6.09%
Unsecured Fixed	$1,068	$—	$—	$—	$—	$—	$—	$1,068	$1,068
Average interest rate	12.76%							12.76%
Bonds	$356	$312	$189	$201	$215	$10,428	$—	$11,701	$11,701
Average interest rate	8.05%	7.73%	6.39%	6.39%	6.39%	6.39%		6.48%

        The Company believes that the fair values of such instruments approximate carrying value at December 31, 2004.

        A change of 1.00% in the index rate to which the Company's variable rate debt is tied would change the annual interest incurred by the Company by $51,654, or $.03 per share, based upon the balances outstanding on variable rate instruments and the weighted average number of common shares outstanding at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 15.—Exhibits, Financial Statement Schedules And Reports On Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Since December 31, 2004, management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on such evaluation, as of December 31, 2004, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed on or before April 6, 2005 for its annual stockholder's meeting to be held May 6, 2005.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed on or before April 6, 2005 for its annual stockholder's meeting to be held May 6, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed on or before April 6, 2005 for its annual stockholder's meeting to be held May 6, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed on or before April 6, 2005 for its annual stockholder's meeting to be held May 6, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed on or before April 6, 2005 for its annual stockholder's meeting to be held May 6, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page No.
(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets at December 31, 2004, and 2003	32
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	33
	Consolidated Statements of Stockholders' and Partners' Equity for the years ended December 31, 2004, 2003 and 2002	34
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	35
	Notes to Consolidated Financial Statements	37
(2)	Financial Statement Schedules
	Schedule II — Valuation and Qualifying Accounts	64
	Schedule III — Real Estate and Accumulated Depreciation	65
(3)	Exhibits to Financial Statements
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	69
	On October 12, 2004, a report on Form 8-K was filed with respect to Item 8.01.
	On October 26, 2004 a report on Form 8-K was filed with respect to Item 8.01.
	On November 15, 2004, a report on Form 8-K was filed with respect to Item 2.02.
	On December 20, 2004, a report on Form 8-K was filed with respect to Item 8.01.
(b)	Exhibits

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

        As more fully described in Note 19, the Company needs to sell assets to fund the cash requirements for other than normal property operations and refinance or extend debt as it matures.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Dallas, Texas
February 25, 2005

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Real estate held for investment	$195,834	$183,378
Accumulated depreciation	27,303	17,387

Real estate held for investment, net	168,531	165,991
Real estate held for sale	2,595	17,281
Cash and cash equivalents	589	2,937
Tenant and other receivables, net of allowance for doubtful accounts of $223 and $147, respectively (including $244 and $271, respectively, from related party)	721	420
Mortgage loan receivable, net of discount of $0 and $83, respectively	—	1,667
Deferred rents receivable	1,566	1,045
Insurance proceeds receivable — litigation settlement	—	6,500
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,543	8,162

Total Assets	$187,545	$208,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, including premiums of $2,355 and $2,945, respectively	$149,589	$142,008
Notes payable, litigation settlement	9,512	9,750
Liabilities related to real estate held for sale	1,712	9,769
Litigation settlement payable	—	6,500
Accounts payable	2,330	2,045
Deferred tax liability	1,109	4,316
Accrued and other liabilities (including $185 and $579, respectively, to related parties)	6,374	5,871

Total Liabilities	170,626	180,259

Minority interest	5,492	7,009
Commitments and Contingencies:
Redeemable Common Stock	—	300
Stockholders' Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,597,160 and 1,578,224 shares, respectively; outstanding, 1,509,801 and 1,555,442 shares, respectively	16	16
Additional paid-in capital	46,031	45,742
Accumulated deficit	(32,623)	(23,516)
Receivable from principal stockholders	(950)	(1,191)
Deferred compensation	(55)	(195)
Treasury stock, at cost, 87,359 and 22,782 shares, respectively	(992)	(421)

Total Stockholders' Equity	11,427	20,435

Total Liabilities and Stockholders' Equity	$187,545	$208,003

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and unit amounts)

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Rental revenue	$26,923	$23,817	$24,713
Interest and other income	235	139	209

Total revenues	27,158	23,956	24,922

EXPENSES:
Property operating expense	10,582	9,358	9,191
General and administrative	4,438	6,801	8,586
Depreciation and amortization	10,433	8,641	7,702
Interest expense	11,996	10,139	9,606
Litigation settlement	—	—	1,200
Impairment of real estate assets	—	—	1,403

Total expenses	37,449	34,939	37,688

OTHER INCOME (LOSS):
Net loss on sale of real estate assets	—	—	(47)
Net (loss) gain on extinguishment of debt	(729)	(145)	131

Total other income (loss)	(729)	(145)	84

Net loss before deferred income tax (expense) benefit, minority interest and discontinued operations	(11,020)	(11,128)	(12,682)
Deferred income tax (expense) benefit	2,222	(278)	5,591

Net loss before minority interest and discontinued operations	(8,798)	(11,406)	(7,091)
Minority interest	1,299	2,124	935

Net loss before discontinued operations	(7,499)	(9,282)	(6,156)
Discontinued operations:
Loss from discontinued operations	(295)	(1,762)	(250)
(Loss) gain on sale of discontinued operations	(2,298)	2,540	1,127
Impairment of real estate assets	—	(7,500)	(3,343)
Income tax benefit	985	1,656	1,492

Loss from discontinued operations	(1,608)	(5,066)	(974)

Net loss	$(9,107)	$(14,348)	$(7,130)

Basic and diluted per share data:
Net loss before discontinued operations	$(4.83)	$(6.26)	$(4.45)
Loss from discontinued operations	(1.04)	(3.41)	(0.71)

Net loss	$(5.87)	$(9.67)	$(5.16)

Basic weighted average shares used	1,551,189	1,483,675	1,381,860

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARTNERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Treasury Stock	Total Equity
Balance, December 31, 2001	$14	$56,543	$(2,038)	$(1,415)	$—	$—	$53,104
Purchase adjustment related to consolidation transaction	—	(13,165)	—	—	—	—	(13,165)
Issuance of common stock to officer	—	70	—	(70)	—	—	—
Common stock repurchase	—	—	—	—	—	(14)	(14)
Retirement of common stock	—	(14)	—	—	—	14	—
Receivable from principal stockholders	—	1,188	—	—	(1,188)	—	—
Amortization of deferred compensation	—	—	—	834	—	—	834
Dividends to common stockholders	—	(2,772)	—	—	—	—	(2,772)
Net loss	—	—	(7,130)	—	—	—	(7,130)

Balance, December 31, 2002	14	41,850	(9,168)	(651)	(1,188)	—	30,857
Issuance of common stock	—	250	—	—	—	—	250
Conversion of operating partnership units to common stock	1	1,681	—	—	—	—	1,682
Conversion of debt to common stock	1	2,130	—	—	—	—	2,131
Restricted stock forfeited	—	—	—	124	—	(124)	—
Acquisition of minority interest in the operating partnership	—	(147)	—	—	—	—	(147)
Common stock repurchase	—	—	—	—	—	(297)	(297)
Amortization of deferred compensation	—	—	—	332	—	—	332
Accrued interest on receivable from principal stockholders	—	—	—	—	(3)	—	(3)
Fractional shares payments due on one-for-four reverse stock split	—	(22)	—	—	—	—	(22)
Net loss	—	—	(14,348)	—	—	—	(14,348)

Balance, December 31, 2003	16	45,742	(23,516)	(195)	(1,191)	(421)	20,435
Issuance of common stock	—	71	—	—	—	—	71
Conversion of operating partnership units to common stock	—	218	—	—	—	—	218
Common stock repurchase	—	—	—	—	—	(532)	(532)
Restricted stock forfeited	—	—	—	39	—	(39)	—
Amortization of deferred compensation	—	—	—	101	—	—	101
Payments on receivable from principal stockholders	—	—	—	—	241	—	241
Net loss	—	—	(9,107)	—	—	—	(9,107)

Balance, December 31, 2004	$16	$46,031	$(32,623)	$(55)	$(950)	$(992)	$11,427

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,107)	$(14,348)	$(7,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,608	5,066	974
Depreciation and amortization	10,433	8,641	7,702
Impairment of real estate assets	—	—	1,403
Net gain on sales of real estate assets	—	—	47
Loss (gain) on extinguishment of debt	729	145	(131)
Deferred income tax (benefit) expense	(2,222)	278	(5,591)
Deferred rental income	(525)	(628)	(338)
Minority interest	(1,299)	(2,124)	(935)
Deferred compensation expense	101	332	834
Mark to market adjustments on swap agreements	(65)	162	—
Interest on receivable from principal stockholders	(66)	(57)	—
Amortization of note payable premiums, included in interest expense	(515)	(490)	(502)
Amortization of note receivable discount, included in interest income	(58)	(17)	—
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(405)	20	893
(Decrease) increase in accounts payable	(15)	59	324
Increase in prepaid and other assets	(1,931)	(621)	(2,660)
Increase (decrease) in accrued and other liabilities	945	(1,109)	1,663

Net cash used in operating activities — continuing operations:	(2,393)	(4,691)	(3,447)

Net cash (used in) provided by operating activities — discontinued operations:	(235)	1,223	3,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(4,516)	(3,779)	(4,407)
Real estate acquisitions	(138)	(7,174)	(268)
Proceeds received from sales of real estate assets	10,166	40,179	1,109
Collections on mortgage loan receivable	28	22	—
Mortgage loan receivable acquisition	—	(1,730)	—

Net cash provided by (used in) investing activities:	5,540	27,518	(3,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings — refinances	19,976	6,690	23,246
Proceeds from borrowings — real estate acquisitions	—	8,215	—
Proceeds from borrowings — other	1,133	888	1,136
Repayment of borrowings — property sales	(7,041)	(29,169)	—
Repayment of borrowings — refinance	(15,796)	(4,300)	(13,698)
Repayment of borrowings — scheduled payments	(2,849)	(3,468)	(3,865)
Note payments to former limited partners	(141)	(237)	(2,055)
Repurchase of common stock	(532)	(297)	(14)
Note payments on litigation settlement	—	(250)	—
Distributions to common stockholders	—	—	(2,772)
Distributions to unitholders in the operating partnership	—	—	(362)
Issuance of common stock	—	250	—
Acquisition of minority interest in the operating partnership	—	(223)	—
Collection of advance to affiliate	—	—	8

Net cash (used in) provided by financing activities:	(5,260)	(21,901)	1,624

Increase (decrease) in cash	(2,348)	2,149	(1,496)
Cash, beginning of period	2,937	788	2,284

Cash, end of period	$589	$2,937	$788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,628	$12,632	$13,435
Cash paid for income taxes	268	36	38
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing in connection with acquisitions of real estate assets	$4,384	$6,909	$10,818
Note receivable settled through acquisition of real estate asset	1,722	—	—
Financing settled through divestitures	—	16,885	—
Deposit held in escrow used for acquisition of real estate asset	1,191	—	—
Trust deed note receivable from sale of real estate asset	—	—	1,100
Conversion of debt to related parties into common stock	—	2,131	—
Conversion of operating partnership units into common stock	218	1,682	—
Issuance of common stock in acquisition of real estate asset	71	—	—
Issuance of operating partnership units in acquisitions of real estate assets	—	1,572	—
Payable to principal shareholders offset against receivable from principal shareholders	241	—	—
Receivable from related party regarding certain issues asserted by principal shareholder	—	270	—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

        American Spectrum Realty, Inc. ("ASR" or the "Company") is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company's assets are held through an operating partnership (the "Operating Partnership") in which the Company, as of December 31, 2004, holds a .91% general partner interest and an 86.59% limited partnership interest. As of December 31, 2004, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 25 properties, which consisted of 18 office buildings, four industrial properties, two shopping centers, and one apartment complex. The 25 properties are located in seven states.

        During 2004, the Company sold three properties, which consisted of one office building, one industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. During 2002, the Company sold two shopping center properties and one apartment property, and purchased three office properties in Houston, Texas. The property sales are part of the Company's strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina's, its non-core markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

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

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which will preclude it from electing REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2004, the Company was taxed as a C corporation. It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

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

        Pursuant to a one-for-four stock split of the Company's Common Stock, every four shares of Common Stock outstanding as of the close of business on March 1, 2004 became one share of new post-split Common Stock. Share and per share data (except par value) in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the reverse stock split.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash and cash equivalents, tenant and other receivables, a mortgage loan receivable, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company's financial instruments approximate their respective fair market values at December 31, 2004 and December 31, 2003.

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

        The Company had no swap contracts at December 31, 2004. At December 31, 2003, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000. The interest rate swap contracts were reflected at fair value on the Company's balance sheet in accrued and other liabilities and the changes in the fair value of the hedge are recognized as adjustments to interest expense. During the year ended December 31, 2004 and 2003, the Company recorded a benefit of $65,000 and a charge of $162,000, respectively, attributable to changes in the fair value of its derivative financial instruments.

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

        The Company has in effect its Omnibus Stock Incentive Plan (the "Plan"), which is described more fully in Note 16. The Company has elected, as permitted by FAS 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees". The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(9,107)	$(14,348)	$(7,130)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(145)	(280)	(476)

Pro forma net loss	$(9,252)	$(14,628)	$(7,606)
Per share data:
Basic and diluted, as reported	$(5.87)	$(9.67)	$(5.16)
Basic and diluted, proforma	$(5.96)	$(9.86)	$(5.50)

MINORITY INTEREST

        Unit holders in the Operating Partnership (other than the Company) held a 12.50% and 12.61% limited partnership interest in the Operating Partnership at December 31, 2004 and December 31, 2003, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

        Many of the Company's leases provide for Common Area Maintenance ("CAM")/Escalations ("ESC") as the additional tenant revenue amounts due to the Company in addition to base rent. CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year. The base year is stated in the lease agreement; typically, the year in which the lease commenced. Generally, each tenant is responsible for his prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

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

        For the years ended December 31, 2004, 2003 and 2002, no tenants represented 10% or more of rental revenue of the Company.

NET LOSS PER SHARE

        Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding of 37,375 at December 31, 2004 and OP Units (other than those held by the Company) outstanding of 862,985 at December 31, 2004 have not been included in the net loss per share calculation since their effect would be antidilutive.

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

SEGMENTS

        The Company owns a diverse portfolio of properties comprising office, industrial, shopping center properties, and an apartment property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists of community shopping centers located in South Carolina. The Company's sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company maintains an allowance reserve for accounts receivable which may not be ultimately collected. The allowance balance maintained is based upon historical collection experience, current aging of amounts due and specific evaluations of the collectibility of individual balances. All tenant account balances over 90 days past due are fully reserved. Accounts are written off against the reserve when they are deemed to be uncollectible.

NOTE 3. REAL ESTATE

        The cost and accumulated depreciation of rental property held for investment as of December 31, 2004 and 2003 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
2004:
Office properties	$33,061	$123,882	$156,943	$21,446	$135,497
Industrial properties	3,170	13,889	17,059	2,485	14,574
Shopping center properties	2,010	4,397	6,407	1,334	5,073
Apartment property	3,060	12,114	15,174	1,837	13,337
Other	—	251	251	201	50

Total	$41,301	$154,533	$195,834	$27,303	$168,531

2003:
Office properties	$29,783	$114,776	$144,559	$13,353	$131,206
Industrial properties	3,170	13,851	17,021	1,690	15,331
Shopping center properties	2,010	4,376	6,386	936	5,450
Apartment property	3,060	12,104	15,164	1,259	13,905
Other	—	248	248	149	99

Total	$38,023	$145,355	$183,378	$17,387	$165,991

ACQUISITIONS

2004.

        On October 21, 2004, the Company acquired an office property in Houston, Texas, consisting of approximately 81,538 rentable square feet. The aggregate acquisition costs of approximately $5,900,000 included proceeds from a previously sold property, the assumption of existing debt and seller financing.

        On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company. The Company previously held the note on the property. Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash. The shares, which are currently held in escrow, will be released in August 2005 so long as the property's largest tenant does not default on its lease agreement. The Company also entered into an agreement with the seller in which the seller will participate in any profits generated from the future sale of the property or, if demanded by the Company or seller after the third anniversary date of the agreement, a sum determined by the property's fair market value at that time.

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

DISPOSITIONS

2004.

        On September 30, 2004, the Company sold Van Buren, a 16.65 acre parcel of undeveloped land located in Arizona, for $3,111,000.

        On August 24, 2004, the Company sold Parkade Center, a 220,684 square foot office property located in Missouri, for $4,127,000.

        On July 30, 2004, the Company sold Westlakes, a 95,370 square foot industrial property located in Texas, for $4,975,000.

        The three properties sold during 2004 produced proceeds of approximately $4,316,000 (net of debt repayments and sales costs) of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. A net loss of $2,298,000 was incurred in connection with the transactions, which is reflected as discontinued operations in the consolidated statements of operations.

2003.

        During 2003, the Company sold eleven properties for an aggregate sales price of $61,162,000. The properties, which totaled 1,477,833 square feet, consisted of six industrial properties, two office buildings, two apartment complexes and one shopping center property. Reference is made to the Company's Annual Report on Form 10-K for 2003 for more information with respect to the 2003 property dispositions.

        In the accompanying consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002, the results of operations for properties mentioned above are shown in the section "Discontinued operations" through their respective sale date.

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

IMPAIRMENT OF REAL ESTATE HELD FOR INVESTMENT

        During 2002, the Company recorded impairment charges of $1,403,000 to provide for a decrease in the estimated fair market value of the Company's two remaining shopping center properties located in South Carolina. Based upon a review of changes in property conditions, capital requirements, and market conditions, the Company determined that the carrying value of certain of these properties were above what it anticipated to be recoverable. The Company reviewed current market conditions including capitalization rates and investor return requirements in determining the reasonable values.

FUTURE MINIMUM RENTS

        The Company leases its office, industrial and shopping center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2004, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2005	$21,679
2006	16,937
2007	12,493
2008	8,968
2009	5,787
Thereafter	5,353

$71,217

NOTE 4. DISCONTINUED OPERATIONS

Real estate assets held for sale.

        As of December 31, 2004, Sorrento I, a 43,100 square foot industrial property located in San Diego, California was classified as "Real estate held for sale". Sorrento I, which had been unoccupied since December 2002, was sold March 1, 2005.

        As of December 31, 2003, Sorrento I, and the three properties sold during the third quarter of 2004 were classified as "Real estate held for sale". The three properties sold during 2004 consisted of a 220,684 square foot office property located in Columbia, Missouri, a 95,370 square foot industrial property located in San Antonio, Texas and a 16.65 acre parcel of undeveloped land located in Phoenix, Arizona. The sales generated net proceeds of approximately $4,316,000, of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange.

        The carrying amounts of the properties classified as "Real estate held for sale" at December 31, 2004 and 2003 are summarized below (dollars in thousands).

	December 31,
Condensed Consolidated Balance Sheet
	2004	2003
Real estate	$2,421	$16,799
Other	174	482

Real estate assets held for sale	$2,595	$17,281

Notes payable, net	$1,694	$9,043
Accounts payable	5	207
Accrued and other liabilities	13	519

Liabilities related to real estate held for sale	$1,712	$9,769

Net income (loss) from discontinued operations.

        Net loss from discontinued operations for the year ended December 31, 2004 includes the operations of Sorrento I and the three properties sold during 2003. The three properties sold during 2003 generated a net loss on sale of discontinued operations of $2,298,000. An income tax benefit on discontinued operations of $985,000 was recorded during the year ended December 31, 2004.

        Net loss from discontinued operations for the year ended December 31, 2003 includes the operations of Sorrento I, the three properties sold during 2004 and eleven properties sold during 2003. The eleven properties sold in 2003 generated a net gain on sale of discontinued operations of $2,540,000. The net gain recognized for 2003 was after taking into consideration an impairment charge totaling $7,500,000 recorded in 2003 related to four of the eleven properties. The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. An income tax benefit on discontinued operations of $1,656,000 was recorded during the year ended December 31, 2003.

        Net loss from discontinued operations for the year ended December 31, 2002 includes the operations of the Sorrento I, the fourteen properties sold during 2003 and 2004, and the operations of two properties sold in 2002. The two properties sold during 2002 generated a net gain on sale of discontinued operations of $1,127,000. An impairment charge of $3,343,000 related to three sold properties and an income tax benefit on discontinued operations of $1,492,000 was recorded during the year ended December 31, 2002.

        The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

	Year Ended December 31,
Condensed Consolidated Statements of Operations
	2004	2003	2002
Rental revenue	$1,423	$8,632	$15,469
Total expenses	1,718	10,394	15,433
Loss on early extinguishment of debt	—	—	(184)
Minority interest related to partially owned property	—	—	(102)

Net loss from discontinued operations before net (loss) gain on sale, impairment and income tax benefit	(295)	(1,762)	(250)
Net (loss) gain on sale of discontinued operations	(2,298)	2,540	1,127
Impairment of real estate assets	—	(7,500)	(3,343)
Income tax benefit	985	1,656	1,492

Net loss from discontinued operations	$(1,608)	$(5,066)	$(974)

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

        On August 2, 2004 the Company acquired the property. Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash.

NOTE 6. INVESTMENT IN MANAGEMENT COMPANY

        Pursuant to the Company's 2001 consolidation transaction ("the Consolidation"), the Company acquired a portion of the property management business of CGS Real Estate Company, Inc ("CGS"). The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.

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

        At December 31, 2004, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 7. RELATED PARTY TRANSACTIONS

        In December 2004, the Company received a $532,000 loan from John N. Galardi, a director and a principal stockholder of the Company. The note bears interest at a fixed interest rate of 12% per annum and matures in December 2005.

        In September 2004, the Company began managing an apartment complex owned by an affiliated entity of Mr. Carden. During the year ended December 31, 2004, the Company received management fees of $20,000 from this entity.

        In March 2004, the Company paid $224,520 ("Guarantee Fee") to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. ("the Guarantors") in consideration for their guarantees of certain obligations of the Company as of December 31, 2003. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations. The Guarantee Fee is to be paid for a maximum of three years on any particular obligation. In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year. The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors.

        During 2003, the Company made payments totaling $1,000,000, on its indebtedness to an affiliated entity, reducing the balance due to $251,321. The Company also has a balance due of $14,800 to another affiliated entity as of December 31, 2004.

        During 2003, the Company acquired three office properties from an affiliated entity. The properties are located in Houston, Texas and consist of approximately 160,742 rentable square feet. Acquisition costs of approximately $10,703,000 included assumed or new mortgage indebtedness, the issuance of 382,537 OP Units, deferred payments of $190,469 and cash.

        In May 2003, the successor of Brown Parker and Leahy, LLP cancelled its $199,180 note, plus $45,891 of accrued interest thereon, in exchange for 14,943 shares of the Company's common stock (after effect of the one-for-four reverse stock split which became effective March 2, 2004). Timothy R. Brown, a director of the Company, was a partner of Brown Parker Leahy, LLP.

        In May 2003, Mr. Galardi cancelled his $1,600,000 note, plus $286,036 of accrued interest thereon, in exchange for 115,002 shares of the Company's common stock (after effect of the one-for-four reverse stock split).

        In May 2003, Mr. Galardi purchased a total of 15,243 shares of the Company's common stock for $16.40 per share (after effect of the one-for-four reverse stock split).

        In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003. An affiliate of Mr. Carden is a principal stockholder of CGS. Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS. Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance. The principal balance due as of December 31, 2004 is $243,858.

        In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's consolidated financial statements. In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance and $120,340 was applied to the principal due on this obligation. The balance due as of December 31, 2004 is $950,480.

        For the years ended December 31, 2004, 2003 and 2002, the Company paid $134,890, $98,763 and $112,800, respectively, for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.

        For the years ended December 31, 2004, 2003 and 2002, the Company incurred professional fees of $54,505, $19,240 and $112,887, respectively, to a law firm in which Timothy R. Brown, a director of the Company, is a partner.

        In December 2002, the Company received proceeds of $800,000 from a loan on one of its industrial properties. The loan was provided by an affiliated entity of Mr. Carden. The mortgage was repaid upon the sale of the property in April 2003.

NOTE 7. RELATED PARTY TRANSACTIONS

        In October 2002, the Company received proceeds of $1,532,000 from two bridge loans on one of its shopping center properties. One of the loans, which totaled $700,000, was provided by an affiliated entity of Mr. Carden. The mortgages were repaid upon the sale of the property in October 2002.

        In connection with the Consolidation, the Company assumed a $2,207,081 obligation to an affiliated entity of Mr. Carden. In October 2002, this obligation, which totaled $2,500,103, was paid in connection with the sale of an apartment property.

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

NOTE 8. NOTES PAYABLE

        The Company had the following notes payable outstanding as of December 31, 2004, and 2003 (dollars in thousands):

	2004	2003
Secured loans from various lenders, including unamortized premiums of $2,355 and $2,945 at December 31, 2004 and 2003, respectively, bearing interest at fixed rates between 5.65% and 10.50% at December 31, 2004, and 5.00% and 10.50% at December 31, 2003, with monthly principal and interest payments ranging between $2 and $269 at December 31, 2003 and $3 and $269 at December 31, 2003, and maturing at various dates through August 1, 2014.	$131,653	$119,657
Secured loans from various banks bearing interest at variable rates ranging between 5.50% and 7.50% at December 31, 2004, and 5.14% and 6.50% at December 31, 2003 and maturing at various dates through May 1, 2008.	5,165	9,534
Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, and a maturity date of September 30, 2031.	11,377	11,532
Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($75 at December 31, 2004 and $97 at December 31, 2003), and a maturity date of November 1, 2006.	325	475
Unsecured loans from various lenders, bearing interest at fixed rates between 5.45% and 20.00% at December 31, 2004 and 4.99% and 20.00% at December 31, 2003, and maturing at various dates through December 15, 2005.	537	810
Unsecured loan from John N. Galardi, a director and principal stockholder, with a fixed interest rate of 12.00%, due December 14, 2005.	532	—

Total	$149,589	$142,008

        Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 2004 and 2003, the unamortized debt premiums included in the above schedule were $2,355,000 and $2,945,000, respectively.

        In December 2004, the Company received a $532,000 loan from John N. Galardi. The note bears interest at a fixed interest rate of 12% per annum and matures in December 2005.

        In October 2004, in connection with the acquisition of an office property in Houston, Texas, the Company assumed a loan in the amount of $4,384,000. The loan bears interest at a fixed rate of 5.93% per annum and matures in June 2014. The Company also entered into an agreement that provided for seller financing of $316,000, bearing interest at a fixed rate of 5.93% per annum and maturing in June 2014.

        In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs. The availability on the note as of December 31, 2004 was $1,024,000. The note bears interest at prime plus 1% per annum and matures in November 2006.

        In August 2004, the Company refinanced a $5,350,000 loan on San Felipe, one of its office properties, with a new loan agreement in the amount of $5,500,000. The new loan bears interest at a fixed rate of 5.65% per annum and matures in August 2014. The Company funded closing costs of approximately $178,000 and escrowed $327,000 for future capital expenditures, real estate taxes and insurance related to the August 2004 refinance. Net proceeds of $2,059,000 were received in December 2003 related to the December 2003 refinance of the original $3,000,000 loan on the property.

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

        In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in February 2005. The Company financed an additional insurance premium during 2004 of $133,000, with scheduled payments through June 2005.

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

        In October 2003, the Company entered into a $4,100,000 loan agreement in connection with the acquisition of an office property in Houston, Texas and the acquisition of a note secured by another office property in Houston. The loan, of which $3,700,000 had been funded as of December 31, 2004, matures in November 2006 and bears interest at a fixed rate of 6% per annum.

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

        In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2004, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

        The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2004, including debt noted in Note 9 — Notes Payable, Litigation Settlement, are as follows (dollars in thousands):

Year Ending December 31,
2005	$18,821
2006	18,731
2007	1,733
2008	5,067
2009	8,518
Thereafter	103,876

Subtotal	156,746
Premiums (net of accumulated amortization of $1,600)	2,355

Total	$159,101

NOTE 9. NOTES PAYABLE, LITIGATION SETTLEMENT

        As the result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II ("Fund II") as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company. This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006. The note is payable to the former limited partners of Fund II, each of whom has a pro-rata interest in the note. Interest-only payments, which are payable quarterly, commenced June 2, 2003. The note may be prepaid in whole or in part at any time without penalty.

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

        During the fourth quarter of 2004, the Company purchased 2,347 of the 86,653 interests outstanding in the $8,800,000 promissory note. The Company paid $140,820 (or $60 per unit), which reduced it debt obligation related to the settlement by $238,338.

        In connection with the settlement, William J. Carden and John N. Galardi acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company's settlement obligation. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. Mr. Galardi is a director and principal stockholder of the Company. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company's consolidated financial statements. In March 2004, the interest due for all of 2004 and $116,875 in principal was paid. In December 2004, the interest due for all of 2005 and $120,340 in principal was paid. The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors. See Note 7 — Related Party Transactions.

NOTE 10. NET (LOSS) GAIN ON EARLY EXTINGUISHMENT OF DEBT

        During 2004, the Company recorded a net loss on early extinguishment of debt of $729,000. The net loss consisted of (i) a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000, in connection with the refinance of Mira Mesa, (ii) a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000 in connection with the 2004 refinance of San Felipe, and (iii) a $98,000 gain related to the purchase of interests of former limited partners of Fund II in the $8,800,000 promissory note related to the settlement of the Teachout litigation. The Company purchased 2,347 of the 86,653 interests outstanding at $60 per unit, which reduced its debt obligation related to the settlement $238,338.

        During 2003, in connection with the 2003 refinance of San Felipe, the Company recorded a loss on early extinguishments of debt of $145,000 related to the write-off of an unamortized loan discount and prepayment penalty.

        During 2002, in connection with the refinance of Southwest Pointe, the Company recorded a gain on early extinguishment of debt of $131,000 related to the write-off of an unamortized loan premium.

        The net (loss) gain on early extinguishment of debt is included in other income in the consolidated statements of operations.

NOTE 11. MINORITY INTEREST

        Unit holders in the Operating Partnership (other than the Company) held a 12.50% and 12.61% limited partnership interest in the Operating Partnership at December 31, 2004 and December 31, 2003, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

        During the year ended December 31, 2004, a total of 35,772 OP Units were exchanged for 8,943 shares of Common Stock.

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

NOTE 12. REDEEMABLE COMMON STOCK

        On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder's right to compel the sale of the stock back to the Company (the "Put") at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002. The Put exercise period was subsequently extended to November 30, 2004 through December 31, 2004. In December 2004, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to pay the sum in twelve monthly installments of $25,000 in 2005.

NOTE 13. REPURCHASE OF COMMON STOCK

        On October 11, 2004 the Company offered to purchase up to 250,000 shares at $8.25 per share to holders of fewer than 100 shares pursuant to an odd lot buy back program previously postponed. Shareholders with fewer than 100 shares as of October 8, 2004 were eligible to participate. The offer, which expired December 1, 2004, resulted in 63,327 odd lot shares validly tendered.

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

        During 2003, the Company repurchased 45 shares for $2,457, or $54.00 per share, pursuant to a litigation settlement.

        In December 2003, the Company repurchased 6,563 shares of restricted stock from an employee for cash of $59,750 and the reversal of deferred compensation of $124,605.

NOTE 14. INCOME TAXES

        The provision for income taxes on income consists of the following for the periods ended December 31, 2004, 2003 and 2002 (thousands of dollars):

	2004	2003	2002
Current expense (benefit):
Federal	—	—	—
State	—	—	—
Deferred expense (benefit):
Federal	$(1,989)	$234	$(4,883)
State	(233)	44	(708)

	$(2,222)	$278	$(5,591)

        The Company has federal and state net operating loss carryforwards of approximately $10,882,000 and $9,872,000, respectively, as of December 31, 2004.

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

        For the three years ended December 31, 2004, the reported income tax expense (benefit) differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

	December 31, 2004	December 31, 2003	December 31, 2002
Expected income tax benefit at statutory federal rate	$(3,747)	$(3,991)	$(4,584)
Income not taxable	(478)	(164)	(426)
Charges not deductible	39	118	1,229
Minority interest	578	701	318
Net change in valuation allowance	—	—	(1,387)
Prior losses with current benefit	—	—	(741)
Losses with no current benefit	1,386	3,614	—

Income tax expense (benefit)	$(2,222)	$278	$(5,591)

        The components of deferred tax assets and liabilities consist of the following as of December 31, 2004 and December 31, 2003, respectively (thousands of dollars):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating losses	$4,090	$631
Allowance for bad debts	116	147
Capitalized lease costs	276	371
Less: Valuation allowance	—	—

Total deferred tax asset	4,482	1,149
Deferred tax liabilities:
Built-in gains	(4,996)	(5,066)
Straight-line rents receivable	(595)	(399)

Total deferred tax liabilities	(5,591)	(5,465)

Net deferred tax liabilities	$(1,109)	$(4,316)

        Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust or REIT, as defined under the Internal Revenue Code of 1986, as amended. Based on its current tax situation, the election will not be made for its 2004 taxable year. However, the Company plans to operate in a manner that will permit it to elect REIT status in the future. In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied. For the tax year 2004, the Company was taxed as a C corporation.

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

        Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, for the three years ended December 31, 2004, no valuation allowance has been recorded and the valuation allowance previously recorded in 2001 has been reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

NOTE 15. NET LOSS PER SHARE

        Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive. Net loss per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss before discontinued operations	$(7,499)	$(9,282)	$(6,156)
Discontinued operations:
Loss from discontinued operations	(295)	(1,762)	(250)
(Loss) gain on sale of discontinued operations	(2,298)	2,540	1,127
Impairment of real estate assets	—	(7,500)	(3,343)
Income tax benefit	985	1,656	1,492

Loss from discontinued operations	(1,608)	(5,066)	(974)

Net loss	$(9,107)	$(14,348)	$(7,130)

Basic and diluted per share data:
Net loss before discontinued operations	$(4.83)	$(6.26)	$(4.45)
Loss from discontinued operations	(1.04)	(3.41)	(0.70)

Net loss	$(5.87)	$(9.67)	$(5.16)

Basic weighted average shares used	1,551,189	1,483,675	1,381,860

NOTE 16. STOCK OPTION AND RESTRICTED SHARE PLANS

        The Company has in effect the Plan, which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2004, 119,000 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

        The following table summarizes activity and outstanding options under the plan:

	Shares Under Option	Weighted Average Exercise Price
Outstanding on January 1, 2002	21,812	$60.00
Granted(1)	25,563	$26.08
Outstanding on December 31, 2002	47,375	$41.68
Granted(1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08
Granted(1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76
Exercisable as of:
December 31, 2002	23,546	$44.24
December 31, 2003	31,328	$42.80
December 31, 2004	21,766	$33.31

(1)
The exercise price of the stock options granted was equal to the fair market value on the date of grant.

        The following table summarizes certain information for options outstanding on December 31, 2003:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$11.16 - $12.20	15,000	8.8 years	$11.77
$20.12 - $27.16	11,188	6.5 years	$24.77
$60.00 - $60.00	7,437	5.8 years	$60.00

        The following table summarizes certain information for options exercisable on December 31, 2004:

Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.16 - $12.20	5,938	$11.93
$20.12 - $27.16	8,391	$24.77
$60.00 - $60.00	7,437	$60.00

        The Company accounts for the Plan under APB Opinion 25. Therefore, no compensation cost has been recognized for the granting of options. For the pro forma disclosures presented in Note 1, the estimated fair value of the options is amortized to expense over the options' vesting period. The estimated fair value of options granted during the periods ended December 31, 2004, 2003 and 2002, were $6.60,

$6.96 and $17.80 per share, respectively. The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants: expected volatility of 41%, 40% and 53% the 2004, 2003 and 2002, respectively; risk-free interest rate of 4.50%, 3.85% and 3.85% for 2004, 2003 and 2002, respectively; and expected lives of 10 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        In addition, during fiscal 2002, the Company issued 2,500 shares of restricted stock under the Plan. This stock is subject to repurchase by the Company on termination of the grantee's employment for a price of $.04 per share. No shares were issued under the Plan as restricted stock during fiscal 2003 and 2004. For the shares issued in 2002, the repurchase option lapsed as follows: 50% on the date of grant and 50% on the date, which was six months following the date of issuance. The recipient has the right to vote all shares, to receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipient may not transfer the ASR shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. For the period ended December 31, 2002, 2003 and 2004, $834,000, $332,000 and $101,000, respectively, was recognized as expense for restricted shares issued. An additional $55,000 of compensation expense will be expensed over the remaining vesting period.

NOTE 17. COMMITMENTS AND CONTINGENCIES

        The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

Lewis Matter

        On August 2, 2004, the Orange County Superior Court approved the final accounting in the Robert L. Lewis matter. This matter, initiated on or about September 27, 2001 by Robert L. Lewis, Madison Liquidity Investors 103 LLC and Madison Liquidity Investors 112 LLC, alleged claims against the Company and others for breach of fiduciary duty, breach of contract, intentional interference with prospective economic advantage, and intentional interference with contractual relations related to the Company's 2001 consolidation transaction, although the consolidation was disclosed in a Prospectus/Consent Solicitation filed with the Securities and Exchange Commission and was approved by a majority vote of the limited partners of the partnerships. In October 2003, counsel for the plaintiffs and counsel for the defendants executed a Memorandum of Understanding regarding a proposed settlement in this matter. By the terms of that Memorandum, the defendants agreed to pay a total of $6,500,000 to settle this action and all other claims known and unknown relating to the facts set forth in the plaintiff's complaints. The settlement was funded, in its entirety, by insurance coverage. In 2004, the Court approved the settlement as fair, adequate and reasonable and the defendants' insurers deposited $6,500,000 into an escrow account for the purposes of settlement. Subsequently, $1,640,000 was disbursed for attorney fees and expenses, while the remaining $4,860,000 was distributed to the plaintiffs.

Other Matters

        Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

        In connection with the acquisition of an office property in 2004, the Company entered into an agreement with the seller in which the seller will participate in any profits generated from the future sale of the property or, if demanded by the Company or seller after the third anniversary date of the agreement, a sum determined by the property's fair market value at that time.

        The Company has become aware that three of its properties may contain hazardous substances above reportable levels. The Company is currently evaluating this situation to determine an appropriate course of action.

NOTE 18. SEGMENT INFORMATION

        As of December 31, 2004, the Company owned a diverse portfolio of properties comprising office, industrial, shopping center properties, and an apartment property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The shopping center portfolio consists of community shopping centers located in South Carolina. The Company's sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2004, 2003, and 2002 is as follows (dollars in thousands):

	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2004
Rental revenue	$20,847	$2,348	$1,008	$2,720	$—	$26,923
Property operating expenses	8,073	528	230	1,716	35	10,582

Net operating income (NOI)	$12,774	$1,820	$778	$1,004	$(35)	$16,341

Real estate assets, net	$135,783	$14,309	$5,053	$13,337	$49	$168,531

2003
Rental revenue	$17,723	$2,412	$918	$2,707	$57	$23,817
Property operating expenses	6,923	595	314	1,452	74	9,358

Net operating income (NOI)	$10,800	$1,817	$604	$1,255	$(17)	$14,459

Real estate assets, net	$131,205	$15,331	$5,451	$13,905	$99	$165,991

2002
Rental revenue	$18,107	$2,509	$1,025	$2,689	$383	$24,713
Property operating expenses	6,262	716	356	1,443	414	9,191

Net operating income (NOI)	$11,845	$1,793	$669	$1,246	$(31)	$15,522

Real estate assets, net	$119,079	$16,082	$5,845	$14,484	$146	$155,636

        The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	2004	2003	2002
REVENUES
Total revenues for reportable segments	$26,923	$23,817	$24,713
Other revenues	235	139	209

Total consolidated revenues	$27,158	$23,956	$24,922

NET INCOME
NOI for reportable segments	$16,341	$14,459	$15,522
Unallocated amounts:
Interest and other income	235	139	209
General and administrative expenses	(4,438)	(6,801)	(8,586)
Depreciation and amortization	(10,433)	(8,641)	(7,702)
Interest expense	(11,996)	(10,139)	(9,606)
Litigation settlement	—	—	(1,200)
Impairment of real estate assets	—	—	(1403)
Net loss on sale of real estate assets	—	—	(47)
Net (loss) gain on extinguishment of debt	(729)	(145)	131
Net loss from operations before deferred income tax benefit (expense), minority interest and discontinued operations	(11,020)	(11,128)	(12,682)
Deferred income tax benefit (expense)	2,222	(278)	5,591
Minority interest	1,299	2,124	935
Loss from discontinued operations	(1,608)	(5,066)	(974)

Net loss	$(9,107)	$(14,348)	$(7,130)

ASSETS
Total assets for reportable segments	$168,531	$165,991	$155,636
Real estate held for sale	2,595	17,281	85,417
Cash and cash equivalents	589	2,937	788
Tenant and other receivables, net	721	420	187
Deferred rent receivable	1,566	1,045	417
Mortgage loan receivable, net of discount	—	1,667	—
Insurance proceeds receivable	—	6,500	—
Investment in management company	4,000	4,000	4,000
Deposits held in escrow	—	—	279
Prepaid and other assets, net	9,543	8,162	6,833

Total consolidated assets	$187,545	$208,003	$253,557

NOTE 19. LIQUIDITY AND CAPITAL RESOURCES

      The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative payroll expenses from cash generated by operations and cash currently held. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete, litigation settlement costs and other fees from professional services. The funds to meet these obligations will be obtained from proceeds of the sale of assets, lender held funds and refinancing of properties. Based on current analysis, the Company believes that the cash generated by these anticipated sales will be adequate to meet these obligations. There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated. If these sales or refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2004 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
REVENUES:
Rental revenue	$6,856	$6,630	$6,408	$7,029
Interest and other income	80	82	49	24

Total revenues	6,936	6,712	6,457	7,053

EXPENSES:
Operating expenses	3,621	3,740	3,975	3,684
Depreciation and amortization	2,487	2,578	2,574	2,794
Interest expense	2,809	2,993	3,110	3,084

Total expenses	8,917	9,311	9,659	9,562

OTHER INCOME (LOSS):
Net (loss) gain on extinguishment of debt	—	(613)	(214)	98

Total other income (loss)	—	(613)	(214)	98
Net loss before deferred income tax benefit, minority interest and discontinued operations	(1,981)	(3,212)	(3,416)	(2,411)
Deferred income tax benefit	—	—	—	2,222

Net loss before minority interest and discontinued operations	(1,981)	(3,212)	(3,416)	(189)
Minority interest	263	423	704	(91)

Net loss before discontinued operations	(1,718)	(2,789)	(2,712)	(280)

(Loss) income from discontinued operations	(107)	(142)	(2,248)	889

Net (loss) income	$(1,825)	$(2,931)	$(4,960)	$609

Basic and diluted per share data:
Net loss before discontinued operations	$(1.10)	$(1.79)	$(1.73)	$(0.18)
(Loss) income from discontinued operations	(0.07)	(0.09)	(1.44)	0.58
Net (loss) income	$(1.17)	$(1.88)	$(3.17)	$0.40

        The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2003 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
REVENUES:
Rental revenue	$6,189	$5,568	$5,734	$6,326
Interest and other income	10	33	34	62

Total revenues	6,199	5,601	5,768	6,388

EXPENSES:
Operating expenses	3,740	3,943	4,207	4,269
Depreciation and amortization	2,041	2,080	2,180	2,340
Interest expense	2,457	2,490	2,423	2,769

Total expenses	8,238	8,513	8,810	9,378

OTHER INCOME (LOSS):
Loss on extinguishment of debt	—	—	—	(145)

Total other income (loss)	—	—	—	(145)
Net loss before deferred income tax expense, minority interest and discontinued operations	(2,039)	(2,912)	(3,042)	(3,135)
Deferred income tax expense	—	—	—	(278)

Net loss before minority interest and discontinued operations	(2,039)	(2,912)	(3,042)	(3,413)
Minority interest	294	621	930	279

Net loss before discontinued operations	(1,745)	(2,291)	(2,112)	(3,134)

Net (loss) income from discontinued operations	(531)	(2,104)	(3,974)	1,543

Net loss	$(2,276)	$(4,395)	$(6,086)	$(1,591)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.26)	$(1.54)	$(1.38)	$(2.04)
(Loss) income from discontinued operations	(0.38)	(1.42)	(2.60)	1.00
Net loss	$(1.64)	$(2.96)	$(3.98)	$(1.04)

NOTE 21. SUBSEQUENT EVENTS

        On March 1, 2005, the Company sold Sorrento I, a 43,036 square foot industrial property located in San Diego, California for a sales price of $4,918,000. Proceeds of approximately $3,169,000 were received as a result of the transaction. The Company anticipates a gain will be recorded in the first quarter of 2005 as a result of the sale.

        On February 22, 2005, the Company refinanced debt of $2,385,000 on an office property located in Houston, Texas and entered into a new loan agreement in the amount of $2,350,000. The note bears interest at a fixed rate of 5.59% per annum and matures in February 2015. No proceeds were generated from this refinance.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses(1)	Deductions	Balance at End of Year
Year Ended December 31, 2004
Allowance for loss on real estate held for investment	$1,403	$—	$—	$1,403
Year Ended December 31, 2003
Allowance for loss on real estate held for investment	$1,403	$—	$—	$1,403
Year Ended December 31, 2002
Allowance for loss on real estate held for investment	$—	$1,403	$—	$1,403

(1)
Valuation allowance of $472 on Columbia NE and $931 on Richardson Plaza (the Company's two shopping center properties) established in 2002 as the estimated fair market value declined below book value.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company(1)		Cost capitalized subsequent to acquisition(3)	Gross amount carried at December 31, 2004(4)
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total
Office Properties:
Mira Mesa, CA	$7,500	$810	$6,904	$1,968	$810	$8,872	$9,682
San Felipe, TX	5,483	2,290	4,290	523	2,290	4,813	7,103
Sorrento II, CA	8,425	780	7,079	1,152	780	8,231	9,011
Creekside, CA	6,219	2,790	6,460	249	2,790	6,709	9,499
Countryside Office Park, IL	4,904	2,027	4,000	732	2,027	4,732	6,759
Bristol Bay, CA	7,354	1,620	7,880	169	1,620	8,049	9,669
7700 Building, CA	43,332	9,150	40,390	577	9,150	40,967	50,117
Northwest Corporate Center, MO	5,730	1,550	5,230	1,361	1,550	6,591	8,141
16350 Park Ten, TX	5,266	1,174	5,324	170	1,174	5,494	6,668
16360 Park Ten, TX	4,126	900	4,192	307	900	4,499	5,399
800 Sam Houston Parkway, TX	1,694	1,000	1,121	—	1,000	1,121	2,121
888 Sam Houston Parkway, TX	1,226	500	892	137	500	1,029	1,529
5450 Northwest Central, TX	2,769	854	2,622	113	854	2,735	3,589
12000 Westheimer, TX	3,583	1,878	2,432	111	1,878	2,543	4,421
8100 Washington, TX	2,390	600	2,317	30	600	2,347	2,947
8300 Bissonnet, TX	4,574	1,400	3,990	35	1,400	4,025	5,425
Pacific Spectrum, AZ	5,637	1,460	6,880	624	1,460	7,504	8,964
11500 NW Freeway, TX	4,692	2,278	3,621	—	2,278	3,621	5,899

Office Total	$124,904	$33,061	$115,624	$8,258	$33,061	$123,882	$156,943

Industrial Properties:
Southwest Point, TX	2,885	1,800	1,530	$251	1,800	1,781	3,581
Morenci Professional Park, IN	1,875	790	2,680	68	790	2,748	3,538
Technology, TX	7,616	580	9,360	—	580	9,360	9,940

Industrial Total	$12,376	$3,170	$13,570	$319	$3,170	$13,889	$17,059

Shopping Center Properties:
Columbia NE, SC(2)	$2,867	$1,050	1,530	$40	$1,050	$1,098	2,148
Richardson Plaza, SC(2)	3,829	960	4,210	20	960	3,299	4,259

Shopping Center Total	$6,696	$2,010	$5,740	$60	$2,010	$4,397	$6,407

Apartment Properties:
The Lakes, MO	11,701	3,060	12,000	114	3,060	12,114	15,174

Apartment Total	$11,701	$3,060	$12,000	$114	$3,060	$12,114	$15,174

Other:
American Spectrum Realty-FF&E	—	—	$138	$113	—	$251	251

Other Total	$—	$—	$138	$113	$—	$251	$251

Combined Total	$155,677	$41,301	$147,072	$8,864	$41,301	$154,533	$195,834

Real Estate Held for Sale
Industrial Properties:
Sorrento I, CA	$1,576	$580	$2,250	—	$580	$2,250	$2,830

Total	$1,576	$580	$2,250	$—	$580	$2,250	$2,830

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
Mira Mesa, CA	$1,790	1986	2001	5-40
San Felipe, TX	851	1977	2001	5-40
Sorrento II, CA	1,517	1988	2001	5-40
Creekside, CA	1,309	1984	2001	5-40
Countryside Office Park, IL	1,130	1984	2001	5-40
Bristol Bay, CA	1,478	1988	2001	5-40
7700 Building CA	7,964	1989	2001	5-40
Northwest Corporate Center, MO	1,194	1983-1987	2001	5-40
16350 Park Ten, TX	860	1979	2002	5-40
16360 Park Ten, TX	731	1981	2002	5-40
800 Sam Houston Parkway, TX	30	1980	2004	5-40
888 Sam Houston Parkway, TX	160	1979	2002	5-40
5450 Northwest Central, TX	208	1979	2003	5-40
12000 Westheimer, TX	263	1981	2003	5-40
8100 Washington, TX	200	1980	2003	5-40
8300 Bissonnet, TX	270	1981	2003	5-40
Pacific Spectrum, AZ	1,451	1986	2001	5-40
11500 NW Freeway, TX	40	1983	2004	5-40

Office Total	$21,446

Industrial Properties:
Southwest Point, TX	413	1972	2001	5-40
Morenci Professional Park, IN	532	1975-1979	2001	5-40
Technology, TX	1,540	1986	2001	5-40

Industrial Total	$2,485

Shopping Center Properties:
Columbia NE, SC(2)	$444	1991	2001	5-25
Richardson Plaza, SC(2)	890	1992	2001	5-25

Shopping Center Total	$1,334

Apartment Properties:
The Lakes, MO	1,837	1985	2001	5-40

Apartment Total	$1,837

Other:
American Spectrum Realty-FF&E	$201	—	—	3-5

Other Total	$201
Combined Total	$27,303

Real Estate Held for Sale
Industrial Properties:
Sorrento I, CA	$409	1986	2001	5-40

Total

(1)
Initial cost and date acquired, where applicable.

(2)
Valuation allowances established in 2002 as the estimated fair market value declined below book value: Columbia NE—$472 and Richardson—$931.

(3)
Costs capitalized are offset by retirements and write-offs.

(4)
The aggregate cost for federal income tax purposes is $104,472.

AMERICAN SPECTRUM REALTY INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

        Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2004	2003	2002
Rental Property:
Balance at beginning of year	$183,378	$164,686	$152,901
Additions during year:
Property acquisitions and additions	12,479	18,977	14,595
Retirements/sales	(23)	(285)	(1,407)
Impairment of real estate assets	—	—	(1,403)

Balance at end of year	$195,834	$183,378	$164,686

Accumulated Depreciation:
Balance at beginning of year	$17,387	$9,050	$1,417
Additions during year:
Depreciation	9,939	8,428	7,650
Retirements/sales	(23)	(91)	(17)

Balance at end of year	$27,303	$17,387	$9,050

SIGNATURES

        Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC
	By:	American Spectrum Realty Inc.,
Date: March 18, 2005		/s/ WILLIAM J. CARDEN William J. Carden Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer
Date: March 18, 2005		/s/ PATRICIA A. NOONEY Patricia A. Nooney Chief Operating Officer and Director of Accounting (Principal Accounting Officer)
Date: March 18, 2005		/s/ TIMOTHY R. BROWN Timothy R. Brown Director
Date: March 18, 2004		/s/ WILLIAM W. GEARY, JR. William W. Geary, Jr. Director
Date: March 18, 2005		/s/ LAWRENCE E. FIEDLER Lawrence E. Fiedler Director
Date: March 18, 2005		/s/ JOHN N. GALARDI John N. Galardi Director
Date: March 18, 2005		/s/ JOHN F. ITZEL John F. Itzel Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company's Form 10-Q for the quarter ended June 30, 2002.
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors '84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors—Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)

10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
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
10.37
Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company's Form 10-Q for the quarter ended March 31, 2002
10.38
Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company's Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39
Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2002
10.40
Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.41
Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.42
Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002
10.43
Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003
21	Significant Subsidiaries of the Company
23	Accountants' Consent—Form 10-K
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.