Form 10-Q
period 2005-03-31
AMERICAN SPECTRUM REALTY INC
filed 2005-05-09
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005 1,507,686 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Real estate held for investment	$197,009	$195,834
Accumulated depreciation	29,953	27,303
Real estate held for investment, net	167,056	168,531

Real estate held for sale	—	2,595
Cash and cash equivalents	1,727	589
Tenant and other receivables, net of allowance for doubtful accounts of $147 and $223, respectively (including $244 from related party)	699	721
Deferred rents receivable	1,616	1,566
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,196	9,543

Total Assets	$184,294	$187,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $2,240 and $2,355, respectively	$148,747	$149,589
Notes payable, litigation settlement	9,512	9,512
Liabilities related to real estate held for sale	—	1,712
Accounts payable	2,280	2,330
Deferred tax liability	1,109	1,109
Accrued and other liabilities (including $233 and $185, respectively, to related parties)	5,958	6,374

Total Liabilities	167,606	170,626

Minority Interest	5,451	5,492

Commitments and Contingencies:

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,597,645 and 1,597,160 shares, respectively; outstanding, 1,507,686 and 1,509,801 shares, respectively	16	16
Additional paid-in capital	46,043	46,031
Accumulated deficit	(32,822)	(32,623)
Receivable from principal stockholders	(950)	(950)
Deferred compensation	(36)	(55)
Treasury stock, at cost, 89,959 and 87,359 shares, respectively	(1,014)	(992)

Total Stockholders’ Equity	11,237	11,427

Total Liabilities and Stockholders’ Equity	$184,294	$187,545

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Rental revenue	$6,858	$6,856
Interest and other income	49	80
Total revenues	6,907	6,936

EXPENSES:
Property operating expense	2,873	2,494
General and administrative	920	1,127
Depreciation and amortization	2,792	2,487
Interest expense	2,981	2,809
Total expenses	9,566	8,917

Net loss before minority interest and discontinued operations	(2,659)	(1,981)

Minority interest	29	263

Net loss before discontinued operations	(2,630)	(1,718)

Discontinued operations:
Loss from discontinued operations	(29)	(107)
Gain on sale of discontinued operations	2,460	—
Income (loss) from discontinued operations	2,431	(107)

Net loss	$(199)	$(1,825)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.75)	$(1.10)
Income (loss) from discontinued operations	1.62	(0.07)
Net loss	$(0.13)	$(1.17)

Basic weighted average shares used	1,499,419	1,555,442

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity

Balance, December 31, 2004	$16	$46,031	$(32,623)	$(55)	$(992)	$(950)	$11,427
Conversion of operating partnership units to common stock	—	12	—	—	—	—	12
Repurchase of common stock	—	—	—	—	(22)	—	(22)
Amortization of deferred compensation	—	—	—	19	—	—	19
Net loss	—	—	(199)	—	—	—	(199)
Balance, March 31, 2005	$16	$46,043	$(32,822)	$(36)	$(1,014)	$(950)	$11,237

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199)	$(1,825)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(2,431)	107
Depreciation and amortization	2,792	2,487
Deferred rental income	(50)	(250)
Minority interest	(29)	(263)
Deferred compensation expense	19	28
Mark to market adjustments on interest rate protection agreements	—	(10)
Interest on receivable from principal stockholders	(13)	(18)
Amortization of note payable premiums, included in interest expense	(114)	(133)
Amortization of note receivable discount, included in interest income	—	(25)
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	18	(50)
(Decrease) increase in accounts payable	(50)	1,410
Decrease (increase) in prepaid and other assets	35	(395)
Decrease in accrued and other liabilities	(384)	(130)
Net cash (used in) provided by operating activities - continuing operations:	(406)	933

Net cash provided by (used in) operating activities – discontinued operations:	122	(171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate asset	4,921	—
Capital improvements to real estate assets	(1,175)	(2,390)
Collections on mortgage loan receivable	—	14
Net cash provided by (used in) investing activities:	3,746	(2,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,350	—
Repayment of borrowings – property sales	(1,574)	—
Repayment of borrowings – refinances	(2,385)	—
Repayment of borrowings – scheduled payments	(693)	(757)
Repurchase of common stock	(22)	—
Net cash used in financing activities:	(2,324)	(757)
		—
Increase (decrease) in cash	1,138	(2,371)
		—
Cash, beginning of period	589	2,937

Cash, end of period	$1,727	$566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,850	$2,876
Cash paid for income taxes	24	21

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$12	$—
Payable to principal shareholders offset against receivable from principal shareholders	—	120

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2005, held the sole general partner interest of ..91% and a limited partnership interest totaling 86.60%.  As of March 31, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 18 office buildings, three industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.

During the three months ended March 31, 2005, the Company sold an industrial property located in San Diego, California.  During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas.  Most of the property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company intends to focus primarily on office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it intends, in turn, to pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals four times the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  The intended dividend of four times the distribution from each limited partnership unit is a result of the Company’s one-for-four reverse stock split in March 2004.  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which could preclude it from electing REIT status in the future.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2004, the Company was taxed as a C corporation.  It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

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

The results for such interim periods are not necessarily indicative of results for a full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and the related notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”).  SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award.  That cost will be recognized over the period in which an employee is required to provide service in exchange for the award.  SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value.  The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date.  Changes in the fair value during the required service period are to be recognized as compensation cost over that period.  The Company will adopt SFAS No. 123R January 1, 2006.  The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at March 31, 2005 and December 31, 2004.

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

The Company had no interest rate swaps to hedge against fluctuations in interest rates on specific borrowings during the three months ended March 31, 2005.  At March 31, 2004, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000.  During the three months ended March 31, 2004 the Company recorded a benefit of $10,000 attributable to changes in the fair value of its derivative financial instruments.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(199)	$(1,825)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(19)	(68)
Pro forma net loss	$(218)	$(1,893)

Per share data:
Basic and diluted, as reported	$(0.13)	$(1.17)
Basic and diluted, proforma	$(0.14)	$(1.22)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.49% and 12.50% limited partnership interest in the Operating Partnership at March 31, 2005 and December 31, 2004, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

Many of the Company’s leases provide for Common Area Maintenance (“CAM”)/Escalations (“ESC”) as the additional tenant revenue amounts due to the Company in addition to base rent.  CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year.  The base year is stated in the lease agreement; typically, the year in which the lease commenced.  Generally, each tenant is responsible for his prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year.  Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 33,625 at March 31, 2005 and OP Units (other than those held by the Company) outstanding of 861,043 (convertible into approximately 215,260 shares of common stock) at March 31, 2005 have not been included in the net loss per share calculation since their effect would be antidilutive.  See “Minority Interests” paragraph above.

INCOME TAXES

Management is unable to accurately estimate the Company’s income taxes in interim periods due to the uncertainty of the gains or losses that would be recognized on property sales.  Factors contributing to this uncertainly include the number of properties the Company will eventually sale during the year, the sales price to be obtained on each sale, the timing of when the sale will occur, and whether such sale will be part of a tax-deferred exchange or an outright sale with full gain or loss recognition.

Annually, in preparing the Company’s consolidated financial statements, management estimates the income tax in each of the jurisdictions in which the Company operates.  This process includes an assessment of current tax expense, the results of tax examinations, and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes.  These differences may result in deferred tax assets or liabilities which are included in the consolidated balance sheet.  The realization of deferred tax assets as a result of future taxable income must be assessed and to the extent that the realization is doubtful, a valuation allowance is established.  The Company’s annual income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which the Company operates.  Should the actual results differ from the Company’s estimates, the Company would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known.  Tax law and rate changes are reflected in the annual income tax provision in the period in which such changes are enacted.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

2005.

No properties were acquired during the first quarter of 2005.

2004.

On October 21, 2004, the Company acquired an office property in Houston, Texas, consisting of approximately 81,538 rentable square feet.  The aggregate acquisition costs of approximately $5,900,000 included proceeds from a previously sold property, the assumption of existing debt and seller financing.

On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company.  The Company previously held the note on the property.  Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash.   The shares, which are currently held in escrow, will be released in August 2005 so long as the property’s largest tenant does not default on its lease agreement.  The Company also entered into an agreement with the seller in which the seller will participate in any profits generated from the future sale of the property or, if demanded by the Company or seller after the third anniversary date of the agreement, a sum determined by the property’s fair market value at that time.

DISPOSITIONS

2005.

On March 1, 2005, the Company sold Sorrento I, a 43,036 square foot industrial property located in San Diego, California for a sales price of $4,918,000.  Proceeds of $3,169,000 (net of debt repayments and sales costs) were received as a result of the transaction.  A gain of $2,460,000 was generated in connection with the sale, which is reflected as discontinued operations in the consolidated statements of operations.

2004.

During 2004, the Company sold three properties for an aggregate sales price of $12,213,000.  The properties, which totaled 316,054 square feet, consisted of one office property, one industrial property and a 16.65 acre parcel of undeveloped land.  These three sales produced proceeds of approximately $4,316,000

(net of debt repayments and sales costs) of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange.  Reference is made to the Company’s Annual Report on Form 10-K for 2004 for more information with respect to the 2004 property dispositions.

In the accompanying consolidated statements of operations for the three months ended March 31, 2005 and 2004, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

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

NOTE 4.  DISCONTINUED OPERATIONS

As of December 31, 2004, Sorrento I, a 43,100 square foot industrial property located in San Diego, California was classified as “Real estate held for sale”.  Sorrento I, which had been unoccupied since December 2002, was sold March 1, 2005.

The carrying amount of Sorrento I at December 31, 2004 is summarized below (dollars in thousands).  All real estate assets held by the Company on March 31, 2005 are considered held for investment.  No real estate was classified as held for sale by the Company at March 31, 2005.

Condensed Consolidated Balance Sheet

December 31, 2004

Real estate	$2,421
Other	174
Real estate assets held for sale	$2,595

Note payable, net	$1,694
Accounts payable	5
Accrued and other liabilities	13
Liabilities related to real estate held for sale	$1,712

Net income (loss) from discontinued operations.

Net income from discontinued operations of $2,431,000 for the three months ended March 31, 2005 includes a gain generated on the sale of Sorrento I and the property’s operating results through the March disposition date.

Net loss from discontinued operations of $107,000 for the three months ended March 31, 2004 includes the results of operations of Sorrento I and three properties sold during the third quarter of 2004.

The condensed consolidated statements of operations of discontinued operations for the three months ended March 31, 2005 and 2004 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
Rental revenue	—	$517
Total expenses	$29	624
Net loss from discontinued operations before gain on sale	(29)	(107)
Gain on sale of discontinued operations	2,460	—
Net gain (loss) from discontinued operations	$2,431	$(107)

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

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following notes payable outstanding as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Secured loans with various lenders, net of unamortized premiums of $2,240 at March 31, 2005 and $2,355 at December 31, 2004, bearing interest at fixed rates between 5.59% and 10.50% at March 31, 2005 and between 5.65% and 10.50% at December 31, 2004, with monthly principal and interest payments ranging between $2 and $269 at March 31, 2005 and December 31, 2004, and maturing at various dates through February 22, 2015.	$131,152	$131,653

Secured loans with various banks bearing interest at variable rates ranging between 6.50% and 7.50% at March 31, 2005, and 5.14% and at 6.50% December 31, 2004, and maturing at various dates through May 1, 2008.	5,119	5,165

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing September 30, 2031.	11,336	11,377

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($75 at March 31, 2005 and December 31, 2004), maturing November 1, 2006.	325	325

Unsecured loans with various lenders, bearing interest at fixed rates between 7.27% and 20.00% at March 31, 2005 and between 5.45% and 20.00% at December 31, 2004, and maturing at various dates through December 15, 2005.	283	537

Unsecured loan from John N. Galardi, a director and principal stockholder, with a fixed interest rate of 12.00%, due December 14, 2005. The loan was paid in April 2005.	532	532

Total	$148,747	$149,589

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of March 31, 2005 and December 31, 2004, the unamortized debt premiums included in the above schedule were $2,240,000 and $2,355,000 respectively.

In February 2005, the Company refinanced debt of $2,385,000 on one of its office properties with a new loan in the amount of $2,350,000 and cash.  The new loan bears interest at a fixed rate of 5.59% per annum and matures in February 2015.  No proceeds were received as a result of the refinancing.

In December 2004, the Company received a $532,000 loan from John N. Galardi.  The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

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

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs.  The availability on the note as of March 31, 2005 and December 31, 2004 was $1,024,000.  The note bears interest at prime plus 1% per annum and matures in November 2006.

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

In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of March 31, 2005, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

NOTE 7.  NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company.  This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006.  The note is payable to the former limited partners of Fund II, each of whom has a pro-rata interest in the note.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.  The note may be prepaid in whole or in part at any time without penalty.

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

NOTE 8.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.49% and 12.50% limited partnership interest in the Operating Partnership at March 31, 2005 and December 31, 2004, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

During the three months ended March 31, 2005, a total of 1,942 OP Units were exchanged for 485 shares of Common Stock.

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

NOTE 10.  REPURCHASE OF COMMON STOCK

On April 4, 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program.  Shareholders who participate in the program will receive the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards are received and processed.  Shareholders with fewer than 100 shares are eligible to participate.  The offer expires July 1, 2005, unless extended by the Company.

In March 2005, the Company repurchased a total of 2,600 shares at an average price of $8.27 per share in open market transactions.  The total cost of the stock repurchased amounted to $22,110.

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

NOTE 11.  RELATED PARTY TRANSACTIONS

In December 2004, the Company received a $532,000 loan from John N. Galardi, a director and a principal stockholder of the Company.  The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

In September 2004, the Company began managing an apartment complex owned by an affiliated entity of Mr. Carden.  During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company received management fees of $12,000 and $20,000, respectively, from this entity.

In March 2004, the Company paid $224,520 (“Guarantee Fee”) to William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.  Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.  The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations.  The Guarantee Fee is to be paid for a maximum of three years on any particular obligation.  In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year.  The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors.  For the first three months ended March 31, 2005, the Company has accrued $48,000 related to the guarantee fee payable for the 2005 year.

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  An affiliate of Mr. Carden is a principal stockholder of CGS.  Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation.  In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance.  The principal balance due as of March 31, 2005 was $243,858.

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation.  In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance and $120,340 was applied to the principal due on this obligation.  The balance due as of March 31, 2005 was $950,480.

For the three months ended March 31, 2005, the Company paid $10,639 for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.  For the year ended December 31, 2004, the Company paid $134,890 to this firm.

For the year ended December 31, 2004, the Company incurred professional fees of $54,505 to a law firm in which Timothy R. Brown, a director of the Company, is a partner.  No professional fees were incurred to this firm during the three months ended March 31, 2005.

NOTE 12.  SEGMENT INFORMATION

As of March 31, 2005, the Company owned a portfolio of properties comprising office, industrial, shopping center properties, and an apartment property.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and three months ended March 31, 2005 and 2004 is as follows (dollars in thousands):

Three Months Ended March 31,	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2005
Rental revenue	$5,368	$577	$242	$671	—	$6,858
Property operating expenses	2,252	183	49	382	7	2,873
Net operating income (NOI)	$3,116	$394	$193	$289	$(7)	$3,985
Real estate held for investment, net	$134,639	$14,197	$4,987	$13,192	$41	$167,056

2004
Rental revenue	$5,327	$624	$247	$658	$—	$6,856
Property operating expenses	1,900	155	52	376	11	2,494
Net operating income (NOI)	$3,427	$469	$195	$282	$(11)	$4,362
Real estate held for investment, net	$131,629	$15,136	$5,352	$13,761	$87	$165,965

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
REVENUES
Total revenues for reportable segments	$6,858	$6,856
Other revenues	49	80
Total consolidated revenues	$6,907	$6,936

NET LOSS
NOI for reportable segments	$3,985	$4,362
Unallocated amounts:
Interest and other income	49	80
General and administrative expenses	(920)	(1,127)
Depreciation and amortization	(2,792)	(2,487)
Interest expense	(2,981)	(2,809)
Net loss before minority interest and discontinued operations	$(2,659)	$(1,981)

	March 31,
	2005	2004
ASSETS
Total assets for reportable segments	$167,056	$165,965
Real estate held for sale	—	16,986
Cash and cash equivalents	1,727	566
Tenant and other receivables, net	699	353
Deferred rent receivable	1,616	1,289
Mortgage loan receivable, net of discount	—	1,678
Insurance proceeds receivable	—	6,500
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,196	8,192
Total consolidated assets	$184,294	$205,529

NOTE 13.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of an office property in 2004, the Company entered into an agreement with the seller in which the seller will participate in any profits generated from the future sale of the property or, if demanded by the Company or seller after the third anniversary date of the agreement, a sum determined by the property’s fair market value at that time.

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

NOTE 14.  SUBSEQUENT EVENT

On April 6, 2005, the Company refinanced a $4,574,000 loan on one of its office properties due to mature in November 2005 and entered into a fixed rate promissory note in the amount of $4,758,000 which bears interest at 5.51% per annum and matures in May 2015.  No proceeds were generated from this refinance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of March 31, 2005, held the sole general partner interest of .91% and a limited partnership interest totaling 86.60%.  As of March 31, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 18 office buildings, three industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.

During the first three months of 2005, the Company sold one industrial property (“Sorrento I”) located in San Diego, California.  During 2004, the Company sold three properties, which consisted of one office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas.   Most of the property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

On March 31, 2005, the properties owned by the Company were 87% occupied compared to 85% occupied on March 31, 2004.  Properties held for investment considered stabilized, not undergoing major redevelopment, were 88% occupied at March 31, 2005 and 2004, and properties under redevelopment were 79% occupied at March 31, 2005 compared to 72% at March 31, 2004.  The Company continues to aggressively pursue prospective tenants to increase its occupancy, which is expected to improve operational results.

In the accompanying consolidated statement of operations, the results of operations for the properties sold in 2004 and 2005 are shown in the section “Discontinued operations”.  The property sold in 2005 is classified as “Real estate held for sale” on the December 31, 2004 balance sheet.  Therefore the revenues and expenses reported for the periods presented reflect results from properties currently owned.

CRITICAL ACCOUNTING POLICIES

The major accounting policies followed by the Company are listed in Note 2 – Summary of Significant Accounting Policies – of the Notes to the Consolidated Financial Statements.  The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

•                  Many of the Company’s leases provide for Common Area Maintenance (“CAM”)/Escalations (“ESC”) as the additional tenant revenue amounts due to the Company in addition to base rent.  CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year.

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

•                  Management continues to consider whether it is in the best interest of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.  The Company currently operates in a manner that will permit it to elect REIT status; however, the Company may enter into transactions which could preclude it from electing REIT status in the future.  In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income.  A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied.   For the tax year 2004, the Company was taxed as a C corporation.  It is anticipated that the Company will be taxed as a C corporation for the 2005 tax year.

RESULTS OF OPERATIONS

In accordance with generally accepted accounting principles, the operating results of the three properties sold in 2004 and the one property sold in 2005 are reported as discontinued operations in the results of operations.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.  Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.

Discussion of the three months ended March 31, 2005 and 2004.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended March 31:

			Variance
	2005	2004	$	%
Rental revenue	$6,858,000	$6,856,000	2,000	0.3%
Operating expenses:
Property operating expenses	2,873,000	2,494,000	379,000	15.2%
General and administrative	920,000	1,127,000	(207,000)	(18.4)%
Depreciation and amortization	2,792,000	2,487,000	305,000	12.3%
Interest expense	2,981,000	2,809,000	172,000	6.1%

Rental revenue. Rental revenue was relatively unchanged for the three months ended March 31, 2005 in comparison to the three months ended March 31, 2004, increasing $2,000, or 0.3%. This increase was attributable to $329,000 in revenue generated from two office properties acquired subsequent to the first quarter of 2004 offset by $327,000 in fewer revenues from properties owned on March 31, 2005 and March 31, 2004 (“Same Properties”). This decrease in Same Properties revenue is primarily due to a $196,000 payment received from the owner of a neighboring property for past use of common parking areas and $159,000 in lease buyouts incurred at an office property in California in the first quarter of 2004.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.  The increase of $379,000, or 15.2% was due primarily to $208,000 in expenses related to the two acquired properties mentioned above.  In addition, real estate taxes rose due to an increase in the assessed values of several properties.  Also attributing to this increase were higher utility costs associated with increased occupancy.

General and administrative.  The decrease of $207,000 was in large part due to a decrease in compensation expense of $87,000, primarily due to an overall downsizing of corporate management.  Further, non-recurring costs of $105,000 associated with the Company’s March 2004 reverse stock split were included in the first quarter of 2004.

Depreciation and amortization.  The increase of $305,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2005 and 2004 and also the depreciation related to the two above mentioned acquired properties.  During the last two years, 2003 and 2004, the Company spent approximately $8,295,000 in capital improvements on its existing properties, primarily for renovations and tenant improvements.

Interest expense.  The increase of $172,000 was due to (i) higher interest expense and fees on increased debt on two of its properties, (ii) the interest expense associated with the two acquired properties mentioned above, and (iii) the Company recording interest at the default rate on debt related to one of its shopping center properties.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of March 31, 2005, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

Discontinued operations.  The Company recorded a loss from operations of discontinued operations of $29,000 for the three months ended March 31, 2005 related to Sorrento I, a 43,036 square foot industrial property located in San Diego, California that was sold in March 2005. The Company recorded a loss from operations of discontinued operations of $107,000 for the quarter ended March 31, 2004 related to Sorrento I and the three properties sold during 2004.  No properties were classified as held for sale as of March 31, 2005.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The loss from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Rental revenue	—	$517
Total expenses	$29	624
Net loss from discontinued operations	$(29)	$(107)

Gain on sale of discontinued operations.   The March 1, 2005 sale of Sorrento I generated a gain of $2,460,000.  Proceeds of approximately $3,169,000 were received as a result of the transaction.  No properties were sold during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During first three months of 2005, the Company derived cash from collection of rents and the sale of Sorrento I.  Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings.

The Company reported a net loss of $199,000 for the three months ended March 31, 2005 compared to a net loss of $1,825,000 for the three months ended March 31, 2004.  These results include the following non-cash items:

	Three Months Ended March 31,
	2005	2004
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$2,792	$2,487
Deferred compensation expense	19	28
Non-Cash Items:
Deferred rental income	(50)	(250)
Minority interest	(29)	(263)
Interest on receivable from principal stockholders	(13)	(18)
Amortization of loan premiums	(114)	(133)
Amortization of note receivable discount	—	(25)
Mark-to-market adjustments on interest rate protection agreements	—	(10)

Net cash provided by investing activities for three months ended March 31, 2005 amounted to $3,746,000.  This amount was primarily attributable proceeds received from the sale of Sorrento I during the period.    Funds were used for capital expenditures, primarily for tenant improvements.  Net cash used in investing activities for the three months ended March 31, 2004 was $2,376,000 primarily attributable to the funding of capital expenditures of $2,390,000.

Net cash used by financing activities amounted to $2,324,000 for the three months ended March 31, 2005.  In March 2005, borrowings of $1,574,000 were paid in connection with the sale of Sorrento I.  Scheduled principal payments for the quarter March 31, 2005 amounted to $693,000.  In February 2005, the Company refinanced two loans of $1,684,000 and $701,250 on one of its office properties due to mature in July 2005 and November 2006 and entered into a fixed rate note in the amount of $2,350,000 which bears interest at 5.59% per annum and matures in February 2015.  Net cash used in financing activities of $757,000 for the three months ended March 31, 2004 consisted of scheduled principal payments on debt.

In December 2004, the Company received a $532,000 loan from John N. Galardi.  The note bore interest at a fixed interest rate of 12% per annum.  The loan was paid in April 2005.

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

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs.  The availability on the note as of March 31, 2005 and December 31, 2004 was $1,024,000.  The note bears interest at prime plus 1% per annum and matures in November 2006.

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

In addition, as of March 31, 2005, the Company has substantial debt becoming due in 2005 and 2006.  Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders.  If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the Company’s contractual obligations subsequent to March 31, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (1) (2)	$15,318	$9,673	$1,763	$5,099	$8,552	$106,102	$146,507
Litigation settlement (3)	—	9,512	—	—	—	—	9,512
Capital lease expenditures (4)	1,671	—	—	—	—	—	1,671
Employee obligations (5)	117	—	—	—	—	—	117
Total	$17,106	$19,185	$1,763	$5,099	$8,552	$106,102	$157,807

(1)   See Note 6 – Notes Payable – in the accompanying consolidated financial statements of the Company.  These amounts do not include interest associated with the debt.

(2)   2005 includes debt of $7,500,000 with two 6-month extension options to May 2006; debt of $532,000 paid in April 2005; and debt of $4,574,000 refinanced in April 2005 with a new $4,758,000 loan maturing in May 2015.

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

At March 31, 2005, the Company’s total indebtedness included fixed-rate debt of approximately $153,140,000 and floating-rate indebtedness of approximately $5,119,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $51,190, or $0.03 per share, based upon the balances outstanding on variable rate instruments at March 31, 2005.

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

(b)  Reports on Form 8-K:

On April 4, 2005, a report on Form 8-K was filed with respect to Item 8.01.

On March 21, 2005, a report on Form 8-K was filed with respect to Item 2.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 9, 2005

By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: May 9, 2005

By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002