Form 10-Q
period 2005-06-30
AMERICAN SPECTRUM REALTY INC
filed 2005-08-08
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005 1,463,311 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Real estate held for investment	$197,661	$195,834
Accumulated depreciation	32,613	27,303
Real estate held for investment, net	165,048	168,531

Real estate held for sale	—	2,595
Cash and cash equivalents	855	589
Tenant and other receivables, net of allowance for doubtful accounts of $85 and $223, respectively (including $244 from related party)	575	721
Deferred rents receivable	1,677	1,566
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,949	9,543

Total Assets	$182,104	$187,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $2,122 and $2,355, respectively	$149,299	$149,589
Notes payable, litigation settlement	9,512	9,512
Liabilities related to real estate held for sale	—	1,712
Accounts payable	2,271	2,330
Deferred tax liability	1,109	1,109
Accrued and other liabilities (including $281 and $185, respectively, to related parties)	6,187	6,374

Total Liabilities	168,378	170,626

Minority Interest	5,122	5,492

Commitments and Contingencies:

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,597,645 and 1,597,160 shares, respectively; outstanding, 1,462,826 and 1,509,801 shares, respectively	16	16
Additional paid-in capital	46,043	46,031
Accumulated deficit	(35,095)	(32,623)
Receivable from principal stockholders	(950)	(950)
Deferred compensation	(18)	(55)
Treasury stock, at cost, 134,819 and 87,359 shares, respectively	(1,392)	(992)

Total Stockholders’ Equity	8,604	11,427

Total Liabilities and Stockholders’ Equity	$182,104	$187,545

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Rental revenue	$6,708	$6,631	$13,566	$13,487
Interest and other income	208	82	257	162
Total revenues	6,916	6,713	13,823	13,649

EXPENSES:
Property operating expense	2,894	2,561	5,767	5,055
Corporate general and administrative	924	1,181	1,844	2,308
Depreciation and amortization	2,812	2,577	5,604	5,064
Interest expense	2,888	2,994	5,869	5,803
Total expenses	9,518	9,313	19,084	18,230

OTHER LOSS:
Loss on extinguishment of debt	—	(613)	—	(613)
Total other loss	—	(613)	—	(613)

Net loss before minority interest and discontinued operations	(2,602)	(3,213)	(5,261)	(5,194)

Minority interest	329	423	358	686

Net loss before discontinued operations	(2,273)	(2,790)	(4,903)	(4,508)

Discontinued operations:
Loss from discontinued operations	—	(141)	(29)	(248)
Gain on sale of discontinued operations	—	—	2,460	—
(Loss) income from discontinued operations	—	(141)	2,431	(248)

Net loss	$(2,273)	$(2,931)	$(2,472)	$(4,756)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.54)	$(1.79)	$(3.29)	$(2.90)
(Loss) income from discontinued operations	—	(0.09)	1.63	(0.16)
Net loss	$(1.54)	$(1.88)	$(1.66)	$(3.06)

Basic weighted average shares used	1,476,363	1,556,250	1,487,891	1,555,846

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Receivable from Principal Stockholders	Total Equity
Balance, December 31, 2004	$16	$46,031	$(32,623)	$(55)	$(992)	$(950)	$11,427
Conversion of operating partnership units to common stock	—	12	—	—	—	—	12
Repurchase of common stock	—	—	—	—	(400)	—	(400)
Amortization of deferred compensation	—	—	—	37	—	—	37
Net loss	—	—	(2,472)	—	—	—	(2,472)
Balance, June 30, 2005	$16	$46,043	$(35,095)	$(18)	$(1,392)	$(950)	$8,604

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,472)	$(4,756)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(2,431)	248
Depreciation and amortization	5,604	5,064
Deferred rental income	(111)	(396)
Minority interest	(358)	(686)
Deferred compensation expense	37	56
Mark to market adjustments on interest rate protection agreements	—	(67)
Interest on receivable from principal stockholders	(26)	(34)
Loss on extinguishment of debt	—	613
Amortization of note payable premiums, included in interest expense	(233)	(263)
Amortization of note receivable discount, included in interest income	—	(50)
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	139	(92)
Decrease in accounts payable	(59)	(287)
Increase in prepaid and other assets	(870)	(1,005)
(Decrease) increase in accrued and other liabilities	(138)	312
Net cash used in operating activities – continuing operations:	(918)	(1,343)

Net cash provided by operating activities – discontinued operations:	122	123

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate asset	4,921	—
Capital improvements to real estate assets	(1,827)	(3,303)
Collections on mortgage loan receivable	—	28
Net cash provided by (used in) investing activities:	3,094	(3,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	16,168	7,958
Repayment of borrowings – property sale	(1,574)	—
Repayment of borrowings – refinances	(14,459)	(3,820)
Repayment of borrowings – scheduled payments	(1,235)	(1,474)
Repayment of borrowing from principal stockholder and director	(532)	—
Repurchase of common stock	(400)	—
Net cash (used in) provided by financing activities:	(2,032)	2,664

Increase (decrease) in cash	266	(1,831)

Cash, beginning of period	589	2,937

Cash, end of period	$855	$1,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,681	$5,786
Cash paid for income taxes	88	24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$12	$43
Payable to principal shareholders offset against receivable from principal shareholders	—	120

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2005, held the sole general partner interest of ..93% and a limited partnership interest totaling 86.25%.  As of June 30, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 18 office buildings, three industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.

During the six months ended June 30, 2005, the Company sold an industrial property located in San Diego, California.  During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas.   The property sales are part of the Company’s strategy to sell its non-core property types - apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company intends to focus primarily on multi-tenant office and industrial properties located in Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement.  The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership.  If the Company receives any distributions from the Operating Partnership, it intends, in turn, if permitted by law, to pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals four times the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”).  The intended dividend of four times the distribution from each limited partnership unit is a result of the Company’s one-for-four reverse stock split in March 2004.  Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

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

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held.  In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete, litigation settlement costs and other fees from professional services.  The funds to meet these obligations are expected to be obtained from proceeds of the sale of assets, lender held funds and refinancing of properties.  There can be no assurance, however, that the sales of these assets will occur and that substantial cash will be generated.  If these sales or refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has successfully refinanced or extended substantially all debt coming due in 2005, with the exception of scheduled principal payments.  The Company has substantial debt coming due in 2006.  The Company believes it will be able to obtain funds necessary for the refinancing of these maturing debts as well.  Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its debt obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statement.  SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005;

however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

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

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of six months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, notes payable, accounts payable and accrued expenses.  Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at June 30, 2005 and December 31, 2004.

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

The Company had no interest rate swaps to hedge against fluctuations in interest rates on specific borrowings during the six months ended June 30, 2005.  At June 30, 2004, the Company had interest rate swap contracts in notional amounts of approximately $9,600,000.  During the six months ended June 30, 2004 the Company recorded a benefit of $67,000 attributable to changes in the fair value of its derivative financial instruments.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,273)	$(2,931)	$(2,472)	$(4,756)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(23)	(79)	(42)	(147)
Pro forma net loss	$(2,296)	$(3,010)	$(2,514)	$(4,903)

Per share data:
Basic and diluted, as reported	$(1.54)	$(1.88)	$(1.66)	$(3.06)
Basic and diluted, proforma	$(1.56)	$(1.93)	$(1.69)	$(3.15)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.82% and 12.50% limited partnership interest in the Operating Partnership at June 30, 2005 and December 31, 2004, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

Many of the Company’s leases provide for Common Area Maintenance/Escalations (“CAM/ESC”) as the additional tenant revenue amounts due to the Company in addition to base rent.  CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year.  The base year is stated in the lease agreement; typically, the year in which the lease commenced.  Generally, each tenant is responsible for his prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year.  Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

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

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  Stock options outstanding of 39,875 at June 30, 2005 and OP Units (other than those held by the Company) outstanding of 861,043 (convertible into approximately 215,260 shares of common stock) at June 30, 2005 have not been included in the net loss per share calculation since their effect would be antidilutive.  See “Minority Interests” paragraph above.

INCOME TAXES

Management is unable to accurately estimate the Company’s income taxes in interim periods due to the uncertainty of the gains or losses that would be recognized on property sales.  Factors contributing to this uncertainty include the number of properties the Company will eventually sell during the year, the sales price to be obtained on each sale, the timing of when the sale will occur, and whether such sale will be part of a tax-deferred exchange or an outright sale with full gain or loss recognition.

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

NOTE 3.  REAL ESTATE

ACQUISITIONS

2005.

No properties were acquired during the first six months of 2005.

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

2004.

During the third quarter of 2004, the Company sold three properties for an aggregate sales price of $12,213,000.  The properties, which totaled 316,054 square feet, consisted of one office property, one industrial property and a 16.65 acre parcel of undeveloped land.  These three sales produced proceeds of approximately $4,316,000 (net of debt repayments and sales costs) of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange.  Reference is made to the Company’s Annual Report on Form 10-K for 2004 for more information with respect to the 2004 property dispositions.

In the accompanying consolidated statements of operations for the six months ended June 30, 2005 and 2004, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

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

The carrying amount of Sorrento I at December 31, 2004 is summarized below (dollars in thousands).  All real estate assets held by the Company on June 30, 2005 are considered held for investment.  No real estate was classified as held for sale by the Company at June 30, 2005.

Condensed Consolidated Balance Sheet	December 31, 2004

Real estate	$2,421
Other	174
Real estate assets held for sale	$2,595

Note payable, net	$1,694
Accounts payable	5
Accrued and other liabilities	13
Liabilities related to real estate held for sale	$1,712

Net income (loss) from discontinued operations.

Net income from discontinued operations for the three and six months ended June 30, 2005 includes a gain generated on the sale of Sorrento I and the property’s operating results through the March disposition date.

Net loss from discontinued operations for the three and six months ended June 30, 2004 includes the results of operations of Sorrento I and three properties sold during the third quarter of 2004.

The condensed consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized below (dollars in thousands):

	Three Months Ended	Six Months Ended
Condensed Consolidated Statements of Operations	June 30, 2005	June 30, 2005
Rental revenue	$—	$—
Total expenses	—	29
Net loss from discontinued operations before gain on sale	—	(29)
Gain on sale of discontinued operations	—	2,460
Net gain from discontinued operations	$—	$2,431

	Three Months Ended	Six Months Ended
Condensed Consolidated Statements of Operations	June 30, 2004	June 30, 2004
Rental revenue	$488	$1,005
Total expenses	629	1,253
Net loss from discontinued operations	$(141)	$(248)

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

NOTE 6.  NOTES PAYABLE, NET OF PREMIUMS

The Company had the following notes payable outstanding as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Secured loans with various lenders, net of unamortized premiums of $2,122 at June 30, 2005 and $2,355 at December 31, 2004, bearing interest at fixed rates between 5.51% and 10.50% at June 30, 2005 and between 5.65% and 10.50% at December 31, 2004, with monthly principal and interest payments ranging between $2 and $269 at June 30, 2005 and December 31, 2004, and maturing at various dates through May 1, 2015.	$123,461	$131,653

Secured loans with various banks bearing interest at variable rates ranging between 7.00% and 8.50% at June 30, 2005, and 5.14% and at 6.50% December 31, 2004, and maturing at various dates through June 1, 2010.	14,069	5,165

Secured Series A & B Bonds with a fixed interest rate of 6.39%, monthly principal and interest payments of $74, maturing September 30, 2031.	11,295	11,377

Secured Series C Bonds with a fixed interest rate of 9.50%, semi-annual principal and interest payments ($95 at June 30, 2005), maturing November 1, 2006.	245	325

Unsecured loan bearing interest at prime plus 1% maturing May 31, 2008.	200	300

Unsecured loan bearing interest at a fixed rate of 8.00% maturing December 15, 2005.	29	59

Unsecured loans with various lenders, bearing interest at fixed rates between 5.45% and 7.27% at December 31, 2004. The loans were paid in 2005.	—	178

Unsecured loan from John N. Galardi, a director and principal stockholder, with a fixed interest rate of 12.00%, due December 14, 2005. The loan was paid in April 2005.	—	532

Total	$149,299	$149,589

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method.  As of June 30, 2005 and December 31, 2004, the unamortized debt premiums included in the above schedule were $2,122,000 and $2,355,000 respectively.

On May 11, 2005, the Company refinanced a $7,500,000 loan on Mira Mesa, one of its office properties, due to mature in May 2005, and entered into a promissory note in the amount of $9,000,000.  The note bears interest at prime plus 1% per annum and matures in June 2010.  Net proceeds of $1,282,000 were received as a result of the refinancing.

On April 6, 2005, the Company refinanced a $4,574,000 loan on 8300 Bissonnet, one of its office properties, due to mature in November 2005, and entered into a fixed rate promissory note in the amount of $4,758,000.  The note bears interest at 5.51% per annum and matures in May 2015.  No proceeds were received as a result of the refinancing.

In February 2005, the Company refinanced debt of $2,385,000 on 8100 Washington, one of its office properties, with a new loan in the amount of $2,350,000 and cash.  The new loan bears interest at a fixed rate of 5.59% per annum and matures in February 2015.  No proceeds were received as a result of the refinancing.

In December 2004, the Company received a $532,000 loan from John N. Galardi.  The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

In October 2004, in connection with the acquisition of 11500 Northwest Freeway, an office property in Houston, Texas, the Company assumed a loan in the amount of $4,384,000.  The loan bears interest at a fixed rate of 5.93% per annum and matures in June 2014.  The Company also entered into an agreement that provided for seller financing of $316,000, bearing interest at a fixed rate of 5.93% per annum and maturing in June 2014.

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs.  The availability on the note as of June 30, 2005 and December 31, 2004 was $1,024,000.  The note bears interest at prime plus 1% per annum and matures in November 2006.

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

In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000.  The new loan, which contained two six-month extension options bore interest at a fixed rate of 7.95% per annum.  Net proceeds of $3,440,000 were received as a result of the refinance.  The loan was paid in May 2005.

In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The insurance premium note was paid in full in February 2005.  The Company financed an additional insurance premium during 2004 of $133,000, with scheduled payments through June 2005.  The balance was paid during the second quarter of 2005.

In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2005, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

NOTE 7.  NOTES PAYABLE, LITIGATION SETTLEMENT

As a result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.  Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company.  This repayment plan consists of a promissory note in the amount of $8,800,000, which bears interest at 6% per annum and matures in March 2006.  The note is payable to the former limited partners of Fund II, each of whom has a pro-rata interest in the note.  Interest-only payments, which are payable quarterly, commenced June 2, 2003.  The note may be prepaid in whole or in part at any time without penalty.

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

During the fourth quarter of 2004, the Company purchased 2,347 of the 86,653 interests outstanding in the $8,800,000 promissory note.  The Company paid $140,820 (or $60 per unit), which reduced its debt obligation related to the settlement by $238,338.

NOTE 8.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

In May 2004, in connection with the refinance of Mira Mesa, the Company recorded a loss on early extinguishment of debt of $613,000 due to a prepayment penalty of $687,000, which was offset in part by the write-off of an unamortized loan premium of $74,000.  The loss on early extinguishment of debt is included in other loss in the consolidated statements of operations for the three and six months ended June 30, 2004.

NOTE 9.  MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.82% and 12.50% limited partnership interest in the Operating Partnership at June 30, 2005 and December 31, 2004, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

During the six months ended June 30, 2005, a total of 1,942 OP Units were exchanged for 485 shares of Common Stock.

During the year ended December 31, 2004, a total of 35,772 OP Units were exchanged for 8,943 shares of Common Stock.

NOTE 10.  REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of the stock back to the Company (the “Put”) at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002.  The Put exercise period was subsequently extended to November 30, 2004 through December 31, 2004.  In December 2004, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to pay the sum in twelve monthly installments of $25,000 in 2005.  The balance due as of June 30, 2005 was $150,000.

NOTE 11.  REPURCHASE OF COMMON STOCK

On April 4, 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program.  Shareholders who participate in the program will receive the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards are received and processed.  Shareholders with fewer than 100 shares are eligible to participate.  The offer, which was due to expire July 1, 2005, was extend to September 30, 2005.   As of June 30, 2005, 13,828 odd lot shares had been validly tendered at an average price of $8.32 per share.  The total cost of the stock repurchased amounted to $116,000.

During the six months ended June 30, 2005, the Company repurchased a total of 33,632 shares at an average price of $8.27 per share in open market transactions.  The total cost of the stock repurchased amounted to $284,000.

On October 11, 2004 the Company offered to purchase up to 250,000 shares at $8.25 per share to holders of fewer than 100 shares pursuant to an odd lot buy back program.  The offer, which expired December 1, 2004, resulted in 63,327 odd lot shares validly tendered.  The total cost of the stock repurchased amounted to $532,000.

In September 2004, in conjunction with a resignation agreement, an employee relinquished 1,250 shares of restricted common stock.

NOTE 12.  RELATED PARTY TRANSACTIONS

In December 2004, the Company received a $532,000 loan from John N. Galardi, a director and a principal stockholder of the Company.  The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

In September 2004, the Company began managing an apartment complex owned by an affiliated entity of William J. Carden.  Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.  During the six months ended June 30, 2005 and the year ended December 31, 2004, the

Company received management fees of $16,000 and $20,000, respectively, from this entity.   In April 2005, the Company received a commission of $176,400 from this entity in connection with the sale of the apartment complex.

In March 2004, the Company paid $224,520 (“Guarantee Fee”) to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.    An affiliate of Mr. Carden is a principal stockholder of CGS Real Estate Company, Inc. (“CGS”).  Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS.  The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations.  The Guarantee Fee is to be paid for a maximum of three years on any particular obligation.  In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year.  The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors.  For the first six months ended June 30, 2005, the Company has accrued $96,000 related to the guarantee fee payable for the 2005 year.

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by Mr. Carden that were owed by CGS to the Company and by the Company to CGS.    This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003.  Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation.  In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance.  The principal balance due as of June 30, 2005 was $243,858.

In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation.  Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement.  Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes.  The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements.  In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation.  In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance and $120,340 was applied to the principal due on this obligation.  The balance due as of June 30, 2005 was $950,480.

For the six months ended June 30, 2005, the Company paid $18,364 for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest.  For the year ended December 31, 2004, the Company paid $134,890 to this firm.

For the year ended December 31, 2004, the Company incurred professional fees of $54,505 to a law firm in which Timothy R. Brown, a director of the Company, is a partner.  No professional fees were incurred to this firm during the six months ended June 30, 2005.

NOTE 13.  SEGMENT INFORMATION

As of June 30, 2005, the Company owned a portfolio of properties comprising office, industrial, shopping center properties, and an apartment property.  Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies.  The properties contained in the segments are located in various regions and markets within the United

States.  The office portfolio consists primarily of suburban office buildings.  The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.  The shopping center portfolio consists of community shopping centers located in South Carolina.  The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue.  Significant information used by the Company for its reportable segments as of and for the three months and six months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

Three Months Ended June 30,	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2005
Rental revenue	$5,264	$573	$207	$664	—	$6,708
Property operating expenses	2,254	149	51	432	8	2,894
Net operating income (NOI)	$3,010	$424	$156	$232	$(8)	$3,814
Real estate held for investment, net	$132,867	$14,221	$4,872	$13,051	$37	$165,048

2004
Rental revenue	$5,090	$591	$280	$670	$—	$6,631
Property operating expenses	1,915	132	87	413	14	2,561
Net operating income (NOI)	$3,175	$459	$193	$257	$(14)	$4,070
Real estate held for investment, net	$130,482	$14,963	$5,271	$13,623	$77	$164,416

Six Months Ended June 30,	Office	Industrial	Shopping Center	Apartment	Other	Property Total
2005
Rental revenue	$10,632	$1,150	$449	$1,335	—	$13,566
Property operating expenses	4,506	332	100	814	15	5,767
Net operating income (NOI)	$6,126	$818	$349	$521	$(15)	$7,799
Real estate held for investment, net	$132,867	$14,221	$4,872	$13,051	$37	$165,048

2004
Rental revenue	$10,417	$1,215	$527	$1,328	$—	$13,487
Property operating expenses	3,815	287	139	789	25	5,055
Net operating income (NOI)	$6,602	$928	$388	$539	$(25)	$8,432
Real estate held for investment, net	$130,482	$14,963	$5,271	$13,623	$77	$164,416

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Total revenues for reportable segments	$6,708	$6,631	$13,566	$13,487
Other revenues	208	82	257	162
Total consolidated revenues	$6,916	$6,713	$13,823	$13,649

NET LOSS
NOI for reportable segments	$3,814	$4,070	$7,799	$8,432
Unallocated amounts:
Interest and other income	208	82	257	162
Corporate general and administrative expenses	(924)	(1,181)	(1,844)	(2,308)
Depreciation and amortization	(2,812)	(2,577)	(5,604)	(5,064)
Interest expense	(2,888)	(2,994)	(5,869)	(5,803)
Loss on extinguishment of debt	—	(613)	—	(613)
Net loss before minority interest and discontinued operations	$(2,602)	$(3,213)	$(5,261)	$(5,194)

	June 30,
	2005	2004
ASSETS
Total assets for reportable segments	$165,048	$164,416
Real estate held for sale	—	16,874
Cash and cash equivalents	855	1,106
Tenant and other receivables, net	575	474
Deferred rent receivable	1,677	1,689
Mortgage loan receivable, net of discount	—	1,441
Insurance proceeds receivable	—	4,860
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,949	8,950
Total consolidated assets	$182,104	$203,810

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of an office property in 2004, the Company entered into an agreement with the seller in which the seller will participate in any profits generated from the future sale of the property or, if demanded by the Company or seller after the third anniversary date of the agreement, a sum determined by the property’s fair market value at that time.

The Company has become aware that three of its properties may contain hazardous substances above reportable levels.  The Company is currently evaluating this situation to determine an appropriate course of action.  The Company is currently unable to determine a meaningful cost estimate, if any, which could result from this matter.  Consequently, no amounts have been accrued in the Company’s consolidated financial statements.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of June 30, 2005, held the sole general partner interest of .93% and a limited partnership interest totaling 86.25%.  As of June 30, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 24 properties, which consisted of 18 office buildings, three industrial properties, two shopping centers and one apartment complex.  The 24 properties are located in seven states.

During the first six months of 2005, the Company sold one industrial property (“Sorrento I”) located in San Diego, California.  During 2004, the Company sold three properties, which consisted of one office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas.   Most of the property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets.  The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.

On June 30, 2005, the properties owned by the Company were 85% occupied compared to 88% occupied on June 30, 2004.  The June 30, 2005 weighted average occupancy rate of 85% is exclusive of signed leases in which occupancy had not commenced as of June 30, 2005.  The Company has five leases at 7700 Irvine Center Drive, an office property in Irvine, California, set to commence by September 2005.  Commencement of these leases is anticipated to raise the property’s square feet occupied by approximately 21,000 square feet, increasing its occupancy from 76% to 86%.  Properties held for investment considered stabilized, not undergoing major redevelopment, were 86% occupied at June 30, 2005 compared to 90% occupied at June 30, 2004, and properties under redevelopment were 78% occupied at June 30, 2005 compared to 74% at June 30, 2004.  The Company continues to aggressively pursue prospective tenants to increase its occupancy, which is expected to improve operational results.

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

Discussion of the three months ended June 30, 2005 and 2004.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended June 30:

			Variance
	2005	2004	$	%
Rental revenue	$6,708,000	$6,631,000	77,000	1.2%
Operating expenses:
Property operating expenses	2,894,000	2,561,000	333,000	13.0%
Corporate general and administrative	924,000	1,181,000	(257,000)	(21.8)%
Depreciation and amortization	2,812,000	2,577,000	235,000	9.1%
Interest expense	2,888,000	2,994,000	(106,000)	(3.5)%

Rental revenue. Rental revenue increased $77,000, or 1.2%, for the three months ended June 30, 2005 in comparison to the three months ended June 30, 2004.  This increase was attributable to $311,000 in revenue generated from two office properties acquired subsequent to the second quarter of 2004 offset by $234,000 in fewer revenues from properties owned on June 30, 2005 and June 30, 2004 (“Same Properties”). This decrease in Same Properties revenue was in large part due a $139,000 lease buyout at an office property in California during the second quarter of 2004.  The decrease in Same Properties revenue was also attributable to a decrease in occupancy.  Occupancy of properties held for investment, on a weighted average basis, decreased from 88% at June 30, 2004 to 85% at June 30, 2005.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.  The increase of $333,000, or 13.0%, was in large part due to $253,000 in expenses related to the two acquired properties mentioned above.  The increase was also attributable to higher utilities and property general and administrative costs incurred during the quarter.

Corporate general and administrative.  The decrease of $257,000, or 21.8%, was primarily due to a decrease in compensation expense of $135,000, primarily due to an overall downsizing of corporate management.  The decrease was also attributable to a cost reduction associated with the printing of the Company’s Annual Report, in addition to other cutting measures implemented by management.  Further, non-recurring costs of approximately $27,000 related to the Company’s March 2004 reverse stock split were included in the second quarter of 2004.

Depreciation and amortization.  The increase of $235,000, or 9.1%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs.  During the first six months of 2005 and during the year ended December 31, 2004, the Company spent $1,827,000 and $4,516,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements.  The increase was also attributable to depreciation and amortization of $85,000 related to the two acquired properties mentioned above.

Interest expense.  The decrease of $106,000, or 3.5%, was primarily due to refinancing activities.  Lower interest rates were obtained on several loans refinanced subsequent to June 30, 2004.  The decrease was offset in part by additional interest expense of $69,000 related to the one of the acquired properties mentioned above.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2005, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

Discontinued operations.  The Company recorded a loss from operations of discontinued operations of $141,000 for the three months ended June 30, 2004 related to Sorrento I, a 43,036 square foot industrial property located in San Diego, California that was sold in March 2005, and the three properties sold during 2004.  No properties were sold during the second quarter of 2005 and no properties were classified as held for sale as of June 30, 2005.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The loss from operations of discontinued operations is summarized below.

	Three Months Ended	Three Months Ended
Condensed Consolidated Statements of Operations	June 30, 2005	June 30, 2004
Rental revenue	—	$488
Total expenses	$—	629
Net loss from discontinued operations	$—	$(141)

Discussion of the six months ended June 30, 2005 and 2004.

The following table shows a comparison of rental revenues and certain expenses for the six months ended June 30:

			Variance
	2005	2004	$	%
Rental revenue	$13,566,000	$13,487,000	79,000	0.6%
Operating expenses:
Property operating expenses	5,767,000	5,055,000	712,000	14.1%
Corporate general and administrative	1,844,000	2,308,000	(464,000)	(20.1)%
Depreciation and amortization	5,604,000	5,064,000	540,000	10.7%
Interest expense	5,869,000	5,803,000	66,000	1.1%

Rental revenue. Rental revenue for the six months ended June 30, 2005 increased $79,000, or 0.6%, in comparison to the six months ended June 30, 2004.  This increase was attributable to $640,000 in revenue generated from two office properties acquired subsequent to the second quarter of 2004 offset by $561,000 in fewer revenues from properties owned on June 30, 2005 and June 30, 2004 (“Same Properties”).  This decrease in Same Properties revenue is primarily due to a $196,000 payment received from the owner of a neighboring property for past use of common parking areas and $293,000 in lease buyouts incurred at an office property in California during the first six months of 2004.  This decrease in Same Properties revenue was also attributable to a decrease in occupancy.  Occupancy of properties held for investment, on a weighted average basis, decreased from 88% at June 30, 2004 to 85% at June 30, 2005.  Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.  The increase of $712,000, or 14.1%, was primarily due to $461,000 in expenses related to the two acquired properties mentioned above.  In addition, real estate taxes increased as a result of an increase in the assessed values of several properties.  The increase was also attributable to higher utilities and property general and administrative costs incurred during the period.

Corporate general and administrative.  The decrease of $464,000, or 20.1%, was in large part due to a decrease in compensation expense of $222,000, primarily due to an overall downsizing of corporate management.  Further, non-recurring costs of $132,000 associated with the Company’s March 2004 reverse stock split were included in during the first six months of 2004.  The decrease was also attributable to a cost reduction related to the printing of the Company’s Annual Report, in addition to other cutting measures implemented by management.

Depreciation and amortization.  The increase of $540,000, or 10.7%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs.  During the first six months of 2005 and during the year ended December 31, 2004, the Company spent $1,827,000 and $4,516,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements.  The increase was also attributable to depreciation and amortization of $164,000 related to the two acquired properties mentioned above.

Interest expense.  The increase of $66,000, or 1.1%, was primarily due to interest expense of $141,000 associated with one of the acquired properties mentioned above, partially offset by lower interest rates obtained on several loans refinanced subsequent to June 30, 2004.

In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties.  Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002.  In early 2003, the lender sold the loan to the major tenant in two of the shopping centers.  In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan.  As of June 30, 2005, the remaining balance of the loan was approximately $2,756,000.   The Company continues to discuss the non-compliance matter with the new lender.  The new lender has not accelerated the loan.

Discontinued operations.  The Company recorded a loss from operations of discontinued operations of $29,000 for the six months ended June 30, 2005 related to Sorrento I, a 43,036 square foot industrial property located in San Diego, California that was sold in March 2005.  The Company recorded a loss from operations of discontinued operations of $248,000 for the six months ended June 30, 2004 related to Sorrento I and the three properties sold during 2004.  No properties were classified as held for sale as of June 30, 2005.  See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.

The loss from operations of discontinued operations is summarized below.

	Six months Ended	Six months Ended
Condensed Consolidated Statements of Operations	June 30, 2005	June 30, 2004
Rental revenue	—	$1,005
Total expenses	$29	1,253
Net loss from discontinued operations	$(29)	$(248)

Gain on sale of discontinued operations.   The March 1, 2005 sale of Sorrento I generated a gain of $2,460,000 for the six months ended June 30, 2005.  Proceeds of approximately $3,169,000 were received as a result of the transaction.  No properties were sold during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During first six months of 2005, the Company derived cash from collection of rents and the sale of Sorrento I.  Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings.

The Company reported a net loss of $2,472,000 for the six months ended June 30, 2005 compared to a net loss of $4,756,000 for the six months ended June 30, 2004.  These results include the following non-cash items:

	Six Months Ended June 30,
	2005	2004
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$5,604	$5,064
Deferred compensation expense	37	56
Non-Cash Items:
Deferred rental income	(111)	(396)
Minority interest	(358)	(686)
Interest on receivable from principal stockholders	(26)	(34)
Amortization of loan premiums	(233)	(263)
Amortization of note receivable discount	—	(50)
Mark-to-market adjustments on interest rate protection agreements	—	(67)

Net cash provided by investing activities for six months ended June 30, 2005 amounted to $3,094,000.  This amount was primarily attributable to proceeds received from the sale of Sorrento I during the period.    During the six months ended June 30, 2005, funds of $1,827,000 were used for capital expenditures, primarily for tenant improvements.  Net cash used in investing activities for the six months ended June 30, 2004 was $3,275,000 primarily attributable to the funding of capital expenditures of $3,303,000.

Net cash used by financing activities amounted to $2,032,000 for the six months ended June 30, 2005.  In March 2005, borrowings of $1,574,000 were paid in connection with the sale of Sorrento I.  Repurchases of common stock through open market transactions and an odd lot buy back program totaled $400,000 for the six months ended June 30, 2005.  Scheduled principal payments for the six months ended June 30, 2005 amounted to $1,235,000.  In April 2005, the Company repaid a $532,000 loan from John N. Galardi, a director and principal stockholder.  Proceeds from borrowings of $16,168,000 and repayment of borrowings in connection with refinances of $14,459,000 for the six months ended June 30, 2005 are discussed below.  Net cash provided by financing activities amounted to $2,664,000 for the six months ended June 30, 2004.  Proceeds from borrowings totaled $7,958,000 for the six months ended June 30, 2004, which was used in part for the repayment of borrowings related to refinances of $3,820,000 and for scheduled principal payments of $1,474,000.

In May 2005, the Company refinanced a $7,500,000 loan on Mira Mesa, one of its office properties due to mature in May 2005, and entered into a promissory note in the amount of $9,000,000.  The note bears interest at prime plus 1% per annum and matures in June 2010.  Net proceeds of $1,282,000 were received as a result of the refinancing.

In April 2005, the Company refinanced a $4,574,000 loan on 8300 Bissonnet, one of its office properties, due to mature in November 2005, and entered into a fixed rate promissory note in the amount of $4,758,000.  The note bears interest at 5.51% per annum and matures in May 2015.  No proceeds were received as a result of the refinancing.

In April 2005, the Company drew down $60,000 from the $400,000 unfunded principal available to pay for capital expenditures on 800 Sam Houston, one of the Company’s office properties.

In February 2005, the Company refinanced two loans of $1,684,000 and $701,000 on 8100 Washington, one of its office properties, due to mature in July 2005 and November 2006, and entered into a fixed rate note in the amount of $2,350,000 which bears interest at 5.59% per annum and matures in February 2015.

In October 2004, in connection with the acquisition of 11500 Northwest Freeway, an office property in Houston, Texas, the Company assumed a loan in the amount of $4,384,000.  The loan bears interest at a fixed rate of 5.93% per annum and matures in June 2014.  The Company also entered into an agreement that provided for seller financing of $316,000, bearing interest at a fixed rate of 5.93% per annum and maturing in June 2014.

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs.  The availability on the note as of June 30, 2005 and December 31, 2004 was $1,024,000.  The note bears interest at prime plus 1% per annum and matures in November 2006.

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

In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, one of its office properties, with a new one-year loan agreement in the amount of $7,500,000.  The new loan, which contained two six-month extension options, bore interest at a fixed rate of 7.95% per annum.  Net proceeds of $3,440,000 were received as a result of the refinance.  The loan was paid in May 2005.

In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year.  The balance was paid during the second quarter of 2005.

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

The Company has successfully refinanced or extended substantially all debt coming due in 2005, with the exception of scheduled principal payments.  During the six months ended June 30, 2005, debt of $14,459,000 was refinanced and $1,023,000 was extended.  The Company has substantial debt coming due in 2006.  The Company believes it will be able to obtain funds necessary for the refinancing of these maturing debts as well.  Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its debt obligations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the Company’s contractual obligations subsequent to June 30, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (1)	$1,152	$10,589	$1,857	$5,400	$8,661	$119,518	$147,177
Litigation settlement (2)	—	9,512	—	—	—	—	9,512
Capital lease expenditures (3)	1,724	—	—	—	—	—	1,724
Employee obligations (4)	67	—	—	—	—	—	67
Total	$2,943	$20,101	$1,857	$5,400	$8,661	$119,518	$158,480

(1)          See Note 6 – Notes Payable – in the accompanying consolidated financial statements of the Company.  The Company refinanced or extended substantially all debt coming due in 2005, with the exception of recurring scheduled principal payments.  During the six months ended June 30, 2005, debt of $14,459,000 was refinanced and $1,023,000 was extended.  The debt obligations do not include interest associated with the debt.

(2)          Represents obligations related to the settlement of the Teachout litigation.  See Note 7 – Notes Payable, Litigation Settlement – in the accompanying consolidated financial statements of the Company.

(3)          Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants for leases which have been executed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

One of the Company’s primary market risk exposures is to changes in interest rates on its borrowings.

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

At June 30, 2005, the Company’s total indebtedness included fixed-rate debt of approximately $142,420,000 and floating-rate indebtedness of approximately $14,269,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations.  The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $142,690, or $0.10 per share, based upon the balances outstanding on variable rate instruments at June 30, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	(2) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(2) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2005	1,960	$8.69	1,960	248,040
May 1-31, 2005	18,143	8.41	993	247,047
June 1-30, 2005	24,757	8.17	10,875	236,172

Total	44,860	$8.29	13,828	236,172

(1)          Represents 31,032 shares purchased in open market transactions and 13,828 shares purchased pursuant to an odd lot buy back program (see footnote 2).

(2)          On April 4, 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program.  Shareholders who participate in the program will receive the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards are received and processed.  Shareholders with fewer than 100 shares are eligible to participate.  The offer, which was due to expire July 1, 2005, was extended to September 30, 2005.  As of June 30, 2005, 13,828 odd lot shares had been validly tendered at an average price of $8.32 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 annual meeting of stockholders was held on May 6, 2005.  The matters on which the stockholders voted, in person or by proxy, were (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and (ii) to ratify the selection of BDO Seidman, LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2005.   The results of the voting are shown below:

Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld
Timothy R. Brown	890,205	62,333
William J. Carden	889,379	63,159
Lawrence E. Fiedler	891,090	61,448
John N. Galardi	890,532	62,006
William W. Geary, Jr.	891,171	61,367
John F. Itzel	891,029	61,509

Ratify the selection of BDO Seidman, LLP as independent auditors:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining
945,361	3,453	3,723

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On June 29, 2005, a report on Form 8-K was filed with respect to Item 8.01.

On May 9, 2005, a report on Form 8-K was filed with respect to Item 2.02.

On April 4, 2005, a report on Form 8-K was filed with respect to Item 8.01.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 8, 2005

By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: August 8, 2005

By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President, Chief Operating Officer,
Secretary and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002