Form 10-Q
period 2005-09-30
AMERICAN SPECTRUM REALTY INC
filed 2005-11-09
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-16785
American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5850 San Felipe, Suite 450
Houston, Texas 77057	77057

(Address of principal executive offices)	(Zip Code)
(713) 706-6200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005 1,432,625 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Real estate held for investment	$179,265	$176,401
Accumulated depreciation	31,921	24,576

Real estate held for investment, net	147,344	151,825

Real estate held for sale	13,453	19,861
Cash and cash equivalents	848	589
Tenant and other receivables, net of allowance for doubtful accounts of $32 and $174, respectively (including $244 from related party)	718	619
Deferred rents receivable	1,688	1,550
Deposit held in escrow	552	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,234	9,101

Total Assets	$178,837	$187,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of premiums of $2,011 and $2,355, respectively	$134,835	$134,059
Notes payable, litigation settlement	9,512	9,512
Liabilities related to real estate held for sale	11,969	17,483
Accounts payable	2,734	2,321
Deferred tax liability	1,109	1,109
Accrued and other liabilities (including $329 and $185, respectively, to related parties)	6,764	6,142

Total Liabilities	166,923	170,626

Minority Interest	4,913	5,492

Commitments and Contingencies:

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,598,130 and 1,597,160 shares, respectively; outstanding, 1,432,635 and 1,509,801 shares, respectively	16	16
Additional paid-in capital	46,055	46,031
Accumulated deficit	(36,428)	(32,623)
Receivable from principal stockholders	(950)	(950)
Deferred compensation	—	(55)
Treasury stock, at cost, 165,495 and 87,359 shares, respectively	(1,692)	(992)

Total Stockholders’ Equity	7,001	11,427

Total Liabilities and Stockholders’ Equity	$178,837	$187,545

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Rental revenue	$6,036	$5,535	$17,955	$17,329
Interest and other income	79	49	334	209

Total revenues	6,115	5,584	18,289	17,538

EXPENSES:
Property operating expense	2,927	2,255	7,791	6,465
Corporate general and administrative	901	1,243	2,745	3,551
Depreciation and amortization	2,641	2,358	7,791	6,995
Interest expense	2,640	2,862	8,004	8,173

Total expenses	9,109	8,718	26,331	25,184

OTHER LOSS:
Loss on extinguishment of debt	—	(214)	—	(827)

Total other loss	—	(214)	—	(827)

Net loss before minority interest and discontinued operations	(2,994)	(3,348)	(8,042)	(8,473)

Minority interest	197	704	555	1,390

Net loss before discontinued operations	(2,797)	(2,644)	(7,487)	(7,083)

Discontinued operations:
Loss from discontinued operations	(71)	(18)	(313)	(335)
Gain (loss) on sale of discontinued operations	1,535	(2,298)	3,995	(2,298)

Income (loss) from discontinued operations	1,464	(2,316)	3,682	(2,633)

Net loss	$(1,333)	$(4,960)	$(3,805)	$(9,716)

Basic and diluted per share data:
Net loss before discontinued operations	$(1.94)	$(1.69)	$(5.08)	$(4.54)
Income (loss) from discontinued operations	1.02	(1.48)	2.50	(1.69)

Net loss	$(0.92)	$(3.17)	$(2.58)	$(6.23)

Basic weighted average shares used	1,441,866	1,564,885	1,472,549	1,558,859
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Receivable
		Additional				from
	Common	Paid-In	Accumulated	Deferred	Treasury	Principal	Total
	Stock	Capital	Deficit	Compensation	Stock	Stockholders	Equity

Balance, December 31, 2004	$16	$46,031	$(32,623)	$(55)	$(992)	$(950)	$11,427
Conversion of operating partnership units to common stock	—	24	—	—	—	—	24
Repurchase of common stock	—	—	—	—	(700)	—	(700)
Amortization of deferred compensation	—	—	—	55	—	—	55
Net loss	—	—	(3,805)	—	—	—	(3,805)

Balance, September 30, 2005	$16	$46,055	$(36,428)	$—	$(1,692)	$(950)	$7,001

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,805)	$(9,716)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(3,682)	2,633
Depreciation and amortization	7,791	6,995
Deferred rental income	(154)	(441)
Minority interest	(555)	(1,390)
Deferred compensation expense	55	83
Mark to market adjustments on interest rate protection agreements	—	(65)
Interest on receivable from principal stockholders	(39)	(50)
Loss on extinguishment of debt	—	827
Amortization of note payable premiums, included in interest expense	(344)	(391)
Amortization of note receivable discount, included in interest income	—	(58)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(110)	(86)
Increase in accounts payable	413	201
Increase in prepaid and other assets	(1,796)	(2,362)
Increase in accrued and other liabilities	803	1,124

Net cash used in operating activities — continuing operations:	(1,423)	(2,696)

Net cash provided by operating activities — discontinued operations:	724	329

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate asset	9,072	9,992
Capital improvements to real estate assets	(2,916)	(3,929)
Real estate acquisition	—	(138)
Collections on mortgage loan receivable	—	28

Net cash provided by investing activities:	6,156	5,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings — refinances	20,228	18,750
Proceeds from borrowings — other	—	458
Repayment of borrowings — property sale	(5,325)	(7,041)
Repayment of borrowings — refinances	(17,302)	(14,620)
Repayment of borrowings — scheduled payments	(1,652)	(2,063)
Repayment of borrowing from principal stockholder and director	(532)	—
Repurchase of common stock	(615)	—

Net cash used in financing activities:	(5,198)	(4,516)

Increase (decrease) in cash	259	(930)

Cash, beginning of period	589	2,937

Cash, end of period	$848	$2,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,502	$8,788
Cash paid for income taxes	88	25

	Nine months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable settled through acquisition of real estate asset	$—	$1,722
Deposits held in escrow for acquisition of real estate assets	552	1,365
Conversion of operating partnership units into common stock	24	92
Financing in connection with repurchase of common stock	85	—
Financing in connection with cancellation of participating profit agreement	10	—
Issuance of common stock in acquisition of real estate asset	—	71
Payable to principal shareholders offset against receivable from principal shareholders	—	120
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2005, held the sole general partner interest of .95% and a limited partnership interest totaling 86.02%. As of September 30, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 23 properties, which consisted of 18 office buildings, three industrial properties, one shopping center and one apartment complex. The 23 properties are located in seven states.
During the nine months ended September 30, 2005, the Company sold vacant single tenant industrial property located in San Diego, California and a shopping center located in Columbia, South Carolina. During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. The property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets. The Company intends to focus primarily on multi-tenant office and industrial properties located in Texas, California and Arizona.
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
The Company has successfully refinanced or extended substantially all debt coming due in 2005, with the exception of scheduled monthly principal payments on its mortgages. The Company has substantial debt coming due in 2006. The Company believes it will be able to obtain funds necessary for the refinancing of these maturing debts as well. Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its debt obligations.
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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after September 30, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, an escrow deposit, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at September 30, 2005 and December 31, 2004.

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
The Company had no interest rate swaps to hedge against fluctuations in interest rates on specific borrowings at September 30, 2005 or December 31, 2004. During the nine months ended September 30, 2004 the Company recorded a benefit of $65,000 attributable to changes in the fair value of its derivative financial instruments.
DEFERRED FINANCING AND OTHER FEES
Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related note payable or lease and are included in other assets.
STOCK-BASED COMPENSATION
The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) in October 1995. This standard establishes a fair value approach to valuing stock options awarded to employees as compensation. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which amended FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 “Accounting for Stock Issued to Employees”.
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
The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,333)	$(4,960)	$(3,805)	$(9,716)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(13)	(44)	(55)	(141)

Pro forma net loss	$(1,346)	$(5,004)	$(3,860)	$(9,857)

Per share data:
Basic and diluted, as reported	$(.92)	$(3.17)	$(2.58)	$(6.23)
Basic and diluted, proforma	$(.93)	$(3.20)	$(2.62)	$(6.32)
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.03% and 12.50% limited partnership interest in the Operating Partnership at September 30, 2005 and December 31, 2004, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
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
Many of the Company’s leases provide for Common Area Maintenance/Escalations (“CAM/ESC”) as additional tenant revenue amounts due to the Company in addition to base rent. CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year. The base year is stated in the lease agreement; typically, the year in which the lease commenced. Generally, each tenant is responsible for their prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.
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
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding of 39,875 at September 30, 2005 and OP Units (other than those held by the Company) outstanding of 859,101 (convertible into approximately 214,775 shares of common stock) at September 30, 2005 have not been included in the net loss per share calculation since their effect would be antidilutive. See “Minority Interests” paragraph above.
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
SEGMENTS
The Company owns a diverse portfolio of properties primarily comprised of office and industrial properties. The Company also owns one shopping center and one apartment property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is a community retail center located in South Carolina. The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less. The apartment property, which was classified as “Real estate held for sale” as of September 30, 2005, was sold in October 2005.
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
NOTE 3. REAL ESTATE
ACQUISITIONS
2005.
No properties were acquired during the first nine months of 2005.
2004.
On October 21, 2004, the Company acquired an office property in Houston, Texas, consisting of approximately 81,538 rentable square feet. The aggregate acquisition costs of approximately $5,900,000 included proceeds from a previously sold property, the assumption of existing debt and seller financing.

On August 2, 2004, the Company acquired a 42,860 square foot office property in Houston, Texas, which is adjacent to an office property owned by the Company. The Company previously held the note on the property. Acquisition costs of approximately $2,084,000 included the settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash. The Company also entered into an agreement with the seller in which the seller would participate in any profits generated from the future sale of the property. In August 2005, the Company repurchased the 10,000 shares and agreed to terminate the participating profits agreement for a total consideration of $95,000.
DISPOSITIONS
2005.
On September 22, 2005, the Company sold Richardson Plaza a 107,827 square foot shopping center located in Columbia, South Carolina for a sales price of $5,000,000. A gain of $1,535,000 was generated in connection with the sale, which is reflected as discontinued operations in the consolidated statements of operations. Proceeds of $552,000 (net of debt repayments and sales costs) were held in escrow as of September 30, 2005. It is anticipated that the proceeds will be used as a source to facilitate the funding of a future acquisition in a tax-deferred exchange.
On March 1, 2005, the Company sold Sorrento I, a vacant 43,036 square foot single tenant industrial property located in San Diego, California for a sales price of $4,918,000. Proceeds of $3,169,000 (net of debt repayments and sales costs) were received as a result of the transaction. A gain of $2,460,000 was generated in connection with the sale, which is reflected as discontinued operations in the consolidated statements of operations.
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
In the accompanying consolidated statements of operations for the nine months ended September 30, 2005 and 2004, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.
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

NOTE 4. DISCONTINUED OPERATIONS
As of September 30, 2005, a 408-unit apartment property located in Hazelwood, Missouri (“The Lakes”) was classified as “Real estate held for sale.”
As of December 31, 2004, The Lakes and two properties sold in 2005 were classified as “Real estate held for sale. The two properties sold during 2005 consisted of a vacant 43,036 square foot single tenant industrial property located in San Diego, California and a 107,827 square foot shopping center property located in Columbia, South Carolina. The industrial property was sold in March 2005 and the shopping center property was sold in September 2005.
The carrying amounts of the properties classified as “Real estate held for sale” at September 30, 2005 and December 31, 2004 are summarized below (dollars in thousands):

Condensed Consolidated Balance Sheet	September 30, 2005	December 31, 2004
Real estate	$12,906	$19,127
Other	547	734

Real estate assets held for sale	$13,453	$19,861

Note payable, net	$11,498	$17,224
Accounts payable	95	14
Accrued and other liabilities	376	245

Liabilities related to real estate held for sale	$11,969	$17,483

Net income (loss) from discontinued operations.
Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 includes the operating results of the two sold properties through their disposition dates and The Lakes, which was classified as “Real estate held for sale” as of September 30, 2005 and December 31, 2004. The industrial property sold in March 2005 and the shopping center property sold in September 2005 generated a gain on sale of $2,460,000 and $1,535,000, respectively.
Net income (loss) from discontinued operations for the three and nine months ended September 30, 2004 includes the results of operations of the three properties mentioned above and three properties sold during the third quarter of 2004. The three properties sold in 2004 produced a net loss on sale of $2,298,000 for the three and nine months ended September 30, 2004.
The condensed consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized below (dollars in thousands):

	Three Months Ended	Nine Months Ended
Condensed Consolidated Statements of Operations	September 30, 2005	September 30, 2005
Rental revenue	$884	$2,533
Total expenses	955	2,846

Net loss from discontinued operations before gain on sale	(71)	(313)
Gain on sale of discontinued operations	1,535	3,995

Net gain from discontinued operations	$1,464	$3,682

	Three Months Ended	Nine Months Ended
Condensed Consolidated Statements of Operations	September 30, 2004	September 30, 2005
Rental revenue	$1,290	$3,990
Total expenses	1,308	4,325

Net loss from discontinued operations before gain on sale	(18)	(335)
Gain on sale of discontinued operations	(2,298)	(2,298)

Net loss from discontinued operations	$(2,316)	$(2,633)

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
NOTE 6. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Secured loans with various lenders, net of unamortized premiums of $2,011 at September 30, 2005 and $2,355 at December 31, 2004, bearing interest at fixed rates between 5.38% and 10.50% at September 30, 2005 and between 5.65% and 10.50% at December 31, 2004, with monthly principal and interest payments ranging between $2 and $269 at September 30, 2005 and December 31, 2004, and maturing at various dates through September 1, 2015.	$123,228	$131,653

Secured loans with various banks bearing interest at variable rates ranging between 7.75% and 9.25% at September 30, 2005, and 5.50% and 7.50% at December 31, 2004, and maturing at various dates through November 1, 2006.	11,298	1,337

Secured loan bearing interest at prime plus 1% maturing July 27, 2006	95	—

Unsecured loans bearing interest at prime plus 1% maturing May 31, 2008	200	300

Unsecured loan bearing interest at a fixed rate of 8.00% maturing December 15, 2005	14	59

Unsecured loans with various lenders, bearing interest at fixed rates between 5.45% and 7.27% at December 31, 2004. The loans were paid in 2005	—	178

Unsecured loan from John N. Galardi, a director and principal stockholder, with a fixed interest rate of 12.00%, due December 14, 2005. The loan was paid in April 2005	—	532

Total	$134,835	$134,059

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of September 30, 2005 and December 31, 2004, the unamortized debt premiums included in the above schedule were $2,011,000 and $2,355,000 respectively.
On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note bears interest at prime plus 1% per annum and matures in July 2006.
On August 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.
On May 11, 2005, the Company refinanced a $7,500,000 loan on Mira Mesa, one of its office properties, due to mature in May 2005, and entered into a promissory note in the amount of $9,000,000. The note bears interest at prime plus 1% per annum and matures in June 2010. Net proceeds of $1,282,000 were received as a result of the refinancing.
On April 6, 2005, the Company refinanced a $4,574,000 loan on 8300 Bissonnet, one of its office properties, due to mature in November 2005, and entered into a fixed rate promissory note in the amount of $4,758,000. The note bears interest at 5.51% per annum and matures in May 2015. Net cash paid to refinance the debt amounted to $65,000.

In February 2005, the Company refinanced debt of $2,385,000 on 8100 Washington, one of its office properties, with a new loan in the amount of $2,350,000 and cash. The new loan bears interest at a fixed rate of 5.59% per annum and matures in February 2015. Net cash paid to refinance the debt amounted to $167,000.
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
In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000. The lender funded $1,226,000 at closing to cover the repayment of existing debt and financing costs. The remaining $1,024,000, which was funded during the third quarter of 2005, was used for capital expenditures. The note bears interest at prime plus 1% per annum and matures in November 2006.
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
In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of September 30, 2005, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.
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
During the fourth quarter of 2004, the Company purchased 2,347 of the 86,653 interests outstanding in the $8,800,000 promissory note. The Company paid $140,820 (or $60 per unit), which reduced its debt obligation related to the settlement by $238,338. In October 2005, the Company made a principal pay-down of $4,634,630, which reduced the note balance to $3,927,032 (See Note 15 – Subsequent Events).
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
NOTE 9. MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.03% and 12.50% limited partnership interest in the Operating Partnership at September 30, 2005 and December 31, 2004, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
During the nine months ended September 30, 2005, a total of 3,884 OP Units were exchanged for 970 shares of Common Stock.
During the year ended December 31, 2004, a total of 35,772 OP Units were exchanged for 8,943 shares of Common Stock.
NOTE 10. REDEEMABLE COMMON STOCK
On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of the stock back to the Company (the “Put”) at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002. The Put exercise period was subsequently extended to November 30, 2004 through December 31, 2004. In December 2004, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to pay the sum in twelve monthly installments of $25,000 in 2005. The balance due as of September 30, 2005 was $75,000.

NOTE 11. REPURCHASE OF COMMON STOCK
On April 4, 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program. Shareholders who participated in the program received the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards were received and processed. Shareholders with fewer than 100 shares were eligible to participate. The offer expired September 30, 2005. A total of 24,104 odd lot shares were validly tendered at an average price of $8.92 per share. The total cost of the stock repurchased amounted to $217,000.
In August 2005, the Company repurchased 10,000 shares of restricted stock for $85,000 ($8.50 per share). The shares were originally issued in August 2004 in connection with the purchase of an office property in Houston, Texas.
In addition to the above, the Company also repurchased 44,032 shares in open market transactions at an average price of $8.89 per share during the nine months ended September 30, 2005. The total cost of the shares repurchased through the open market transactions amounted to $398,000.
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
In September 2004, the Company began managing an apartment complex owned by an affiliated entity of William J. Carden. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company received management fees of $16,000 and $20,000, respectively, from this entity. In April 2005, the Company received a commission of $176,400 from this entity in connection with the sale of the apartment complex.
In March 2004, the Company paid $224,520 (“Guarantee Fee”) to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003. An affiliate of Mr. Carden is a principal stockholder of CGS Real Estate Company, Inc. (“CGS”). Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS. The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations. The Guarantee Fee is to be paid for a maximum of three years on any particular obligation. In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year. The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors. For the first nine months ended September 30, 2005, the Company has accrued $144,000 related to the guarantee fee payable for the 2005 year.
In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by Mr. Carden that were owed by CGS to the Company and by the Company to CGS. This amount is payable on March 15, 2006 with interest accruing from March 15, 2003 at an annual rate of 6% and payable quarterly commencing on June 15, 2003. Mr. Carden and Mr. Galardi have agreed to guarantee this obligation of CGS, and they have secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance. The principal balance due as of September 30, 2005 was $243,858. In October 2005 the balance was paid in full (See Note 15 – Subsequent Events).
In connection with the settlement of the Teachout litigation, Mr. Galardi and Mr. Carden acknowledged that they owe the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden have agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% from March 15, 2003, in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest are reflected as a component of equity in the Company’s consolidated financial statements. In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance and $120,340 was applied to the principal due on this obligation. The balance due as of September 30, 2005 was $950,480. In October 2005 the balance was paid in full (See Note 15 – Subsequent Events).
For the nine months ended September 30, 2005, the Company paid $24,993 for real estate related services to a firm in which Patricia A. Nooney, an executive officer of the Company, holds an ownership interest. For the year ended December 31, 2004, the Company paid $134,890 to this firm.
For the nine months ended September 30, 2005, the Company incurred professional fees of $2,878 to a law firm in which Timothy R. Brown, a director of the Company, is a partner. For the year ended December 31, 2004, the Company incurred professional fees of $54,505.
NOTE 13. SEGMENT INFORMATION
As of September 30, 2005, the Company owned a portfolio of properties primarily comprised of office and industrial properties. The Company also owns one shopping center property and one apartment property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is a community retail center located in South Carolina. The Company’s sole remaining apartment property is located in Missouri and is rented to residential tenants on either a month-by-month basis or for terms generally of one year or less. The apartment property, which was classified as “Real estate held for sale” as of September 30, 2005, was sold in October 2005. As such the operating results of this property for the three and nine months ended September 30, 2005 and 2004 are included in discontinued operations in the consolidated financial statements of the Company.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

			Shopping		Property
Three Months Ended September 30,	Office	Industrial	Center	Other	Total

2005
Rental revenue	$5,419	$556	$61	$—	$6,036
Property operating expenses	2,662	220	37	8	2,927

Net operating income (NOI)	$2,757	$336	$24	$(8)	$3,109

Real estate held for investment, net	$131,612	$14,074	$1,626	$32	$147,344

2004
Rental revenue	$4,845	$636	$54	$—	$5,535
Property operating expenses	2,116	115	24	—	2,255

Net operating income (NOI)	$2,729	$521	$30	$—	$3,280

Real estate held for investment, net	$131,280	$14,707	$1,716	$63	$147,766

			Shopping		Property
Nine Months Ended September 30,	Office	Industrial	Center	Other	Total

2005
Rental revenue	$16,051	$1,706	$198	$—	$17,955
Property operating expenses	7,167	552	49	23	7,791

Net operating income (NOI)	$8,884	$1,154	$149	$(23)	$10,164

Real estate held for investment, net	$131,612	$14,074	$1,626	$32	$147,344

2004
Rental revenue	$15,264	$1,850	$215	$—	$17,329
Property operating expenses	5,978	402	60	25	6,465

Net operating income (NOI)	$9,286	$1,448	$155	$(25)	$10,864

Real estate held for investment, net	$131,280	$14,707	$1,716	$63	$147,766

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Total revenues for reportable segments	$6,036	$5,535	$17,955	$17,329
Other revenues	79	49	334	209

Total consolidated revenues	$6,115	$5,584	$18,289	$17,538

NET LOSS
NOI for reportable segments	$3,109	$3,280	$10,164	$10,864
Unallocated amounts:
Interest and other income	79	49	334	209
Corporate general and administrative expenses	(901)	(1,243)	(2,745)	(3,551)
Depreciation and amortization	(2,641)	(2,358)	(7,791)	(6,995)
Interest expense	(2,640)	(2,862)	(8,004)	(8,173)
Loss on extinguishment of debt	—	(214)	—	(827)

Net loss before minority interest and discontinued operations	$(2,994)	$(3,348)	$(8,042)	$(8,473)

	September 30,
	2005	2004
ASSETS
Total assets for reportable segments	$147,344	$147,766
Real estate held for sale	13,453	20,337
Cash and cash equivalents	848	2,007
Tenant and other receivables, net	718	422
Deferred rent receivable	1,688	1,482
Deposits held in escrow	552	1,365
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,234	9,538

Total consolidated assets	$178,837	$186,917

NOTE 14. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of an office property in August 2004, the Company entered into an agreement with the seller in which the seller would participate in any profits generated from the future sale of the property. In August 2005, the Company terminated the participating profits agreement for consideration of $10,000 paid by the Company.
The Company has become aware that two of its properties may contain hazardous substances above reportable levels. During the third quarter of 2005, the Company accrued a $75,000 liability for future environmental cleanup efforts for one of these properties. These efforts, have been approved by the regulatory authorities, will take place over the next two years. The accrual is reflected on the Company’s consolidated financial statements as of September 30, 2005. The Company is currently evaluating the situation at the other property to determine an appropriate course of action. The Company is currently unable to determine a meaningful cost estimate, if any, which could result from this matter related to the other property. Consequently, no amount has been accrued in the Company’s consolidated financial statements for the other property.
The Company is a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit is associated with a participating profits agreement. Settlement negotiations are on-going. The Company is currently unable to determine a meaningful cost estimate, if any, which could result from this matter.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
NOTE 15. SUBSEQUENT EVENTS
In October 2005 the Company sold The Lakes, a 408-unit apartment property located in Hazelwood, Missouri for $17,125,000. The property was classified as “Real estate held for sale” as of September 30, 2005. Proceeds of approximately $4,650,000 (net of the assumption of debt, repayment of debt and sales costs) are currently held in escrow. It is anticipated the proceeds will be used as a source to facilitate the funding of future acquisitions in a tax-deferred exchange. The Company anticipates a gain will be recognized during the fourth quarter of 2005 related to the sale.
In October 2005, the Company entered into a loan modification agreement with a bank that provided the Company an additional $3,500,000 (exclusive of loan costs) on its Mira Mesa property located in San Diego California. The modification increased the Company’s debt on the property from $9,000,000 to $12,500,000. The interest rate on the loan was changed from prime plus 1% to the one-year treasury constant maturity rate plus 3%. All other loan terms and conditions remained unchanged. The Company also entered into a $2,500,000 loan agreement with the bank secured by three of the Company’s other assets. The $2,500,000 note bears interest at the one-year treasury constant maturity rate plus 3% and matures in October 2008.
In October 2005, the Company made a principal pay-down of $4,634,630 on its note payable to the former limited partners of Sierra Pacific Development Fund II, LP. The payment reduced the principal amount due on the note from $8,561,662 to $3,927,032. The payment represented a $55.00 per unit pay-down on the original obligation of $101.55 per unit. The balance of $3,927,032 is due in March 2006 (See Note 7). Pursuant to prior agreements, Mr. Carden, Mr. Galardi and CGS paid their balances due to the Company of $1,194,249 (See Note 12).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
ASR is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through its Operating Partnership in which the Company, as of September 30, 2005, held the sole general partner interest of .95% and a limited partnership interest totaling 86.02%. As of September 30, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 23 properties, which consisted of 18 office buildings, three industrial properties, one shopping center and one apartment complex. The 23 properties are located in seven states.
During the first nine months of 2005, the Company sold one vacant single tenant industrial property located in San Diego, California (“Sorrento I”) and one shopping center property located in Colombia, South Carolina (“Richardson Plaza”). During 2004, the Company sold three properties, which consisted of one office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. All three properties were sold in the third quarter of 2004. Most of the property sales are part of the Company’s strategy to sell its non-core property types – apartment and shopping center properties – and to sell its properties located in the Midwest and Carolina’s, its non-core markets. The Company will focus primarily on office and industrial properties located in Texas, California and Arizona.
On September 30, 2005 and 2004, the properties owned by the Company had a weighted average occupancy of 87%. Properties held for investment considered stabilized, not undergoing major redevelopment, were 88% occupied at September 30, 2005 and 2004, and properties under redevelopment were 74% occupied at September 30, 2005 compared to 71% at September 30, 2004. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which is expected to improve operational results.
In the accompanying consolidated statement of operations the results of operations for the properties sold in 2005, or classified as “Real estate held for sale”, along with properties sold in 2004 are shown in the section “Discontinued operations. Therefore the revenues and expenses reported for the periods presented reflect results from properties currently held for investment.
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
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
•	Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable, if deemed collectible, is recorded from tenants equal to the excess of the amount that would have been collected on a straight-line basis over the amount collected and currently due (Deferred Rent Receivable). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

•	Many of the Company’s leases provide for Common Area Maintenance (“CAM”)/Escalations (“ESC”) as additional tenant revenue amounts due to the Company in addition to base rent. CAM/ESC represents increases in certain property operating expenses (as defined in each

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
RESULTS OF OPERATIONS
In accordance with generally accepted accounting principles, the operating results of the three properties sold in 2004, the two properties sold during the nine months ended September 30, 2005, and one property classified as ‘Real estate held for sale” are reported as discontinued operations in the results of operations. See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements. Unless otherwise indicated, the following discussion reflects the results from continuing operations, which include the real estate assets held for investment.
Discussion of the three months ended September 30, 2005 and 2004.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended September 30:

			Variance
	2005	2004	$	%

Rental revenue	$6,036,000	$5,535,000	501,000	9.1%
Operating expenses:
Property operating expenses	2,927,000	2,255,000	672,000	29.8%
Corporate general and administrative	901,000	1,243,000	(342,000)	(27.5)%

			Variance
	2005	2004	$	%

Depreciation and amortization	2,641,000	2,358,000	283,000	12.0%
Interest expense	2,640,000	2,862,000	(222,000)	(7.8)%
Rental revenue. Rental revenue increased $501,000, or 9.1%, for the three months ended September 30, 2005 in comparison to the three months ended September 30, 2004. This increase was due to $278,000 in revenue generated from the acquisition of two office properties in August 2004 and October 2004 and $223,000 in higher revenues from the Company’s other properties (“Same Properties”). The increase in Same Properties revenue was in large part due to occupancy fluctuations between periods. In addition, CAM revenue increased $60,000 as direct result of an increase in property operating expenses and roof-top lease revenue rose $25,000. The weighted average occupancy of the Company’s properties held for investment at September 30, 2005 and 2004 was 86%. Rental revenue from the two acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $672,000, or 29.8%, was in large part due to $267,000 in expenses related to the two acquired properties mentioned above. The increase was also attributable to an increase in electricity rates, higher real estate taxes and repairs and maintenance costs incurred during the three months ended September 30, 2005. Further, a $75,000 accrual was recorded in the third quarter of 2005 for environmental remediation to take place over the next two years at the Company’s industrial property located in Indiana.
Corporate general and administrative. The decrease of $342,000, or 27.5%, was in principally due to a decrease in compensation expense of $156,000, primarily due to a reduction of corporate staff. In addition, the Company was assessed a one-time treasury management fee of $75,000 in the third quarter of 2004. The decrease was also attributable to a decrease in corporate insurance expense in addition to other cost cutting measures implemented by management
Depreciation and amortization. The increase of $283,000, or 12.0%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs. During the first nine months of 2005 and during the year ended December 31, 2004, the Company spent $2,916,000 and $4,516,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements. The increase was also attributable to depreciation and amortization of $87,000 related to the two acquired properties mentioned above.
Interest expense. The decrease of $222,000, or 7.8%, was primarily due to refinancing activities. Lower interest rates were obtained on several loans refinanced subsequent to September 30, 2004. The refinancing of two properties in August 2004 and May 2005 resulted in a $140,000 decrease in amortized loan fees during the third quarter 2005. The decrease was offset in part by additional interest expense of $72,000 related to one of the acquired properties mentioned above.
In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of September 30, 2005, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.
Loss on extinguishment of debt. In August 2004, in connection with the refinance of San Felipe, the Company recorded a loss on early extinguishment of debt of $214,000 due to a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000.
Discontinued operations. The Company recorded a loss from operations of discontinued operations of $71,000 for the three months ended September 30, 2005. The loss represents the operating results of Richardson Plaza, which was sold during the quarter and the operating results of The Lakes, a 311,912 square foot apartment property in Hazelwood, Missouri classified as “Real estate held for sale” at September 30, 2005. The loss from operations of discontinued operations for the three months ended

September 30, 2004 represents the operating results of the two properties mentioned above and the three properties sold in 2004 through their disposition dates. See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.
The net loss from discontinued operations before net gain (loss) on sale is summarized below.

	Three Months Ended	Three Months Ended
Condensed Consolidated Statements of Operations	September 30, 2005	September 30, 2004

Total revenue	$884	$1,290
Total expenses	955	1,308

Net loss from discontinued operations	$(71)	$(18)

Gain (loss) on sale of discontinued operations. The September 2005 sale of Richardson Plaza generated a gain of $1,535,000 for the three months ended September 30, 2005. Proceeds of $552,000 are being held in escrow as of September 30, 2005. It is anticipated that the proceeds will be used as a source to facilitate the funding of a future acquisition in a tax-deferred exchange. The three properties sold during the three months ended September 30, 2004 generated a net loss on sale of $2,298,000 for the third quarter of 2004.
Discussion of the nine months ended September 30, 2005 and 2004.
The following table shows a comparison of rental revenues and certain expenses for the nine months ended September 30:

			Variance
	2005	2004	$	%

Rental revenue	$17,955,000	$17,329,000	626,000	3.6%
Operating expenses:
Property operating expenses	7,791,000	6,465,000	1,326,000	20.5%
Corporate general and administrative	2,745,000	3,551,000	(806,000)	(22.7)%
Depreciation and amortization	7,791,000	6,995,000	796,000	11.4%
Interest expense	8,004,000	8,173,000	(169,000)	(2.1)%
Rental revenue. Rental revenue for the nine months ended September 30, 2005 increased $626,000, or 3.6%, in comparison to the nine months ended September 30, 2004. This increase was attributable to $918,000 in revenue generated from two office properties acquired in August and October 2004, offset by $292,000 in fewer revenues from Same Properties. This decrease in Same Properties revenue was primarily due to $293,000 in lease buyout revenue obtained at an office property in California during the first nine months of 2004. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $1,326,000, or 20.5%, was in large part due to $728,000 in expenses related to the two acquired properties mentioned above. In addition, Same Properties utilities increased $318,000 in large part due to higher electricity rates. Further, Same Properties real estate taxes rose $128,000 due to an increase in the assessed values of several properties.
Corporate general and administrative. The decrease of $806,000, or 22.7%, was in large part due to a decrease in compensation expense of $378,000, primarily due to an overall reduction of corporate staff. Further, non-recurring costs of $161,000 associated with the Company’s March 2004 reverse stock split and a $75,000 treasury management fee was incurred during the first nine months of 2004. The decrease was also attributable to a cost reduction related to the printing of the Company’s Annual Report, a decrease in corporate insurance expense, and other cost cutting measures implemented by management.
Depreciation and amortization. The increase of $796,000, or 11.4%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs. During the first nine months of 2005 and during the year ended December 31, 2004, the Company spent $2,916,000 and $4,516,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements. The increase was also attributable to depreciation and amortization of $251,000 related to the two acquired properties mentioned above.
Interest expense. The decrease of $169,000, or 2.1%, was primarily due to refinancing activities. Lower interest rates were obtained on several loans refinanced subsequent to September 30, 2004. The refinancing of a property in August 2004 resulted in a $179,000 decrease in amortized loan fees during the first nine months of 2005. The decrease was offset in part by additional interest expense of $213,000 related to one of the acquired properties mentioned above.
In July 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of September 30, 2005, the remaining balance of the loan was approximately $2,756,000. The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.
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
Discontinued operations. The Company recorded a loss from operations of discontinued operations of $313,000 for the nine months ended September 30, 2005. The loss represents the operating results of Sorrento I and Richardson Plaza, sold during the first and third quarters of 2005, respectively, and the operating results of The Lakes, a 311,912 square foot apartment property in Hazelwood, Missouri that is classified as “Real estate held for sale”. The loss from operations of discontinued operations of $335,000 for the nine months ended September 30, 2004 represents the operating results of the three properties mentioned above and the three properties sold in 2004 through their disposition dates. See Note 4 – Discontinued Operations – of the Notes to Consolidated Financial Statements.
The net loss from discontinued operations before net gain (loss) on sale is summarized below.

	Nine months Ended	Nine months Ended
Condensed Consolidated Statements of Operations	September 30, 2005	September 30, 2004

Total revenue	$2,533	$3,990
Total expenses	2,846	4,325

Net loss from discontinued operations	$(313)	$(335)

Gain (loss) on sale of discontinued operations. The gain on sale of $3,995,000 for the nine months ended September 30, 2005 represents gains generated from the sales of Richardson Plaza and Sorrento I of $1,535,000 and $2,460,000, respectively. The three properties sold during the third quarter of 2004 generated a net loss on sale of $2,298,000 for the nine months ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
During first nine months of 2005, the Company derived cash from collection of rents, net proceeds received from refinances and property sales. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings.
The Company reported a net loss of $3,805,000 for the nine months ended September 30, 2005 compared to a net loss of $9,716,000 for the nine months ended September 30, 2004. These results include the following non-cash items:

	Nine Months Ended
	September 30,
	2005	2004
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$7,791	$6,995
Deferred compensation expense	55	83
Loss on extinguishment of debt	—	827
Non-Cash Items:
Deferred rental income	(154)	(441)
Minority interest	(555)	(1,390)
Interest on receivable from principal stockholders	(39)	(50)
Amortization of loan premiums	(344)	(391)
Amortization of note receivable discount	—	(58)
Mark-to-market adjustments on interest rate protection agreements	—	(65)
Net cash provided by investing activities for nine months ended September 30, 2005 amounted to $6,156,000. This amount was attributable to proceeds received from the sale of Sorrento I and Richardson Plaza of $9,072,000 of which $2,916,000 was used for capital expenditures, primarily for tenant improvements. Net cash provided by investing activities for the nine months ended September 30, 2004 amounted to $5,953,000. This amount was primarily attributable to proceeds received from the sale of three properties during the period of $9,992,000 of which $3,929,000 was used for capital expenditures.
Net cash used in financing activities amounted to $5,198,000 for the nine months ended September 30, 2005. Proceeds from borrowings of $20,228,000 and repayment of borrowings in connection with refinances of $17,302,000 are discussed below. Scheduled principal payments for the nine months ended September 30, 2005 amounted to $1,652,000. Borrowings of $5,325,000 were paid in connection with the sale of Sorrento I and Richardson Plaza. Repurchases of common stock through open market transactions and an odd lot buy back program totaled $615,000 for the nine months ended September 30, 2005. In addition, the Company repaid a $532,000 loan from John N. Galardi, a director and principal stockholder. Net cash used in financing activities amounted to $4,516,000 for the nine months ended September 30, 2004. Net funds provided from borrowings of $19,208,000 were primarily due to the refinancing the debt on three properties during the nine months ended September 30, 2005. Scheduled principal payments for the nine months ended September 30, 2004 amounted to $2,063,000.
In August 2005, the Company financed the repurchase of 10,000 shares of restricted common stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note bears interest at prime plus 1% per annum and matures in July 2006.
In August 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.
In May 2005, the Company refinanced a $7,500,000 loan on Mira Mesa, one of its office properties due to mature in May 2005, and entered into a promissory note in the amount of $9,000,000. The note bears interest at prime plus 1% per annum and matures in June 2010. Net proceeds of $1,282,000 were received as a result of the refinancing.
In April 2005, the Company refinanced a $4,574,000 loan on 8300 Bissonnet, one of its office properties, due to mature in November 2005, and entered into a fixed rate promissory note in the amount of $4,758,000. The note bears interest at 5.51% per annum and matures in May 2015. Net cash paid to refinance the debt amounted to $65,000.
In February 2005, the Company refinanced two loans of $1,684,000 and $701,000 on 8100 Washington, one of its office properties, due to mature in July 2005 and November 2006, and entered into a fixed rate note in the amount of $2,350,000 which bears interest at 5.59% per annum and matures in February 2015. Net cash paid to refinance the debt amounted to $167,000.

During the nine months ended September 30, 2005 the Company drew down $296,000 from the $400,000 unfunded principal available to pay for capital expenditures on 800 Sam Houston, one of the Company’s office properties.
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
In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000. The lender funded $1,226,000 at closing to cover the repayment of existing debt and financing costs. The remaining $1,024,000, which was funded during the third quarter of 2005, was used for capital expenditures. The note bears interest at prime plus 1% per annum and matures in November 2006.
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
The Company has successfully refinanced or extended substantially all debt coming due in 2005, with the exception of scheduled monthly principal payments on its mortgages. During the nine months ended September 30, 2005, debt of $17,303,000 was refinanced and $1,023,000 was extended. The Company has substantial debt coming due in 2006. The Company believes it will be able to obtain funds necessary for the refinancing of these maturing debts as well. Based on the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of these maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from the existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its debt obligations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations subsequent to September 30, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt (1)	$544	$8,686	$1,551	$1,846	$8,489	$111,708	$132,824
Litigation settlement (2)	—	9,512	—	—	—	—	9,512
Capital lease expenditures (3)	1,898	—	—	—	—	—	1,898
Employee obligations (4)	17	—	—	—	—	—	17

Total	$2,459	$18,198	$1,551	$1,846	$8,489	$111,708	$144,251

(1)	See Note 6 – Notes Payable – in the accompanying consolidated financial statements of the Company. The Company refinanced or extended substantially all debt coming due in 2005, with the exception of recurring scheduled monthly principal payments due on mortgages. During the nine months ended September 30, 2005, debt of $17,303,000 was refinanced and $1,023,000 was extended. The debt obligations do not include interest associated with the debt.

(2)	Represents obligations related to the settlement of the Teachout litigation. See Note 7 – Notes Payable, Litigation Settlement and Note 15 – Subsequent Events – in the accompanying consolidated financial statements of the Company.

(3)	Represents commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants for leases which have been executed.

(4)	Represents employment agreement commitments for officers of the Company.
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
At September 30, 2005, the Company’s total indebtedness included fixed-rate debt of approximately $130,744,000 and floating-rate indebtedness of approximately $11,592,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.
A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $115,592, or $0.08 per share, based upon the balances outstanding on variable rate instruments at September 30, 2005.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit is associated with a participating profits agreement. Settlement negotiations are on-going. The Company is currently unable to determine a meaningful cost estimate, if any, which could result from this matter.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities

			(2) Total Number of
	(1) Total		Shares Purchased as	(2) Maximum Number
	Number of		Part of Publicly	of Shares that May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
July 1-31, 2005	3,660	$8.80	3,660	232,512
August 1-31, 2005	23,202	9.71	3,202	229,310
September 1-30, 2005	3,814	10.62	3,414	225,896

Total	30,676	$9.72	10,276	225,896

(1)	Represents 10,400 shares purchased in open market transactions, 10,000 shares purchased in a private transaction and 10,276 shares purchased pursuant to an odd lot buy back program (see footnote 2 below).

(2)	On April 4, 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program. Shareholders who participated in the program received the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards were received and processed. Shareholders with fewer than 100 shares were eligible to participate. The offer expired September 30, 2005. During the quarter ended September 30, 2005, 10,276 odd lot shares were tendered at an average price of $9.72 per share.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference to this item.
(b) Reports on Form 8-K:
On August 8, 2005, a report on Form 8-K was filed with respect to Item 2.02.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN SPECTRUM REALTY, INC.

Date: November 9, 2005	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Date: November 9, 2005	By:	/s/ Patricia A. Nooney
Patricia A. Nooney
Senior Vice President, Chief Operating Officer, Secretary and Director of Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002