Form 10-K
period 2005-12-31
AMERICAN SPECTRUM REALTY INC
filed 2006-03-23
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of June 30, 2005, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,628,443. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 529,112 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of March 15, 2006, 1,393,026 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 5, 2006, which will be filed on or before March 24, 2006.

PART I

ITEM 1.                BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2005, held the sole general partner interest of .97% and a limited partnership interest totaling 85.68%. As of December 31, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 22 properties, which consisted of 18 office buildings, three industrial properties, and one shopping center. The 22 properties are located in seven states.

During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. The property sales are part of the Company’s strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina’s, its non-core markets. The Company intends to focus primarily on multi-tenant office and industrial properties located in Texas, California and Arizona.

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

The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended, and it intends to seek stockholder approval of an amendment to its Articles of Incorporation which would delete a provision which restricts the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision was included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders.

In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied, but dividends paid by a REIT are generally taxed at ordinary income rates, rather than at capital gain rates, as are other corporate dividends.  Since its inception, the Company has been taxed as a C corporation.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with the net cash proceeds generated during the first quarter of 2006 from the sale of three properties and from the use of funds held in escrow by lenders. Based on current analysis, the Company expects the cash generated from the three sales will be adequate to meet these obligations.

The Company has paid, refinanced or extended all material debt which was due to mature in 2005 and 2006 with the exception of a mortgage loan due to mature in July 2006 on its one remaining shopping center property. The lender was a major tenant at another shopping center property sold in 2005. The Company anticipates either refinancing the debt, negotiating a loan extension or selling this property.

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

Opportunities to Acquire Undervalued and Undermanaged Properties.   The Company believes it is positioned to invest in properties, either individually or in portfolios, at attractive prices, often at costs lower than replacement cost. This will be accomplished using the Company’s knowledge of its core geographical markets and core property types, as well as its established capability to identify, and negotiate with, highly-motivated sellers, which include individuals as well as such institutions as banks, insurance companies and pension funds. The Company will not set a maximum target purchase price but rather it will tailor its acquisitions to under performing properties, which the Company believes are attractively priced due to relative physical or operating deficiencies. The Company believes that its real estate expertise will allow it to, when necessary, reposition, renovate or redevelop these properties to make them competitive in their local markets.

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

Employees

As of December 31, 2005, ASR employed 28 individuals, including on-site property management and maintenance personnel.

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

The Company is aware that two of its properties may contain hazardous substances above reportable levels. Both properties are located in their respective state’s environmental funds. During 2005, the Company accrued a $75,000 liability for future environmental cleanup efforts for one of the properties. These efforts, which have been approved by the regulatory authorities, will take place over the next two years. The accrual is reflected on the Company’s consolidated financial statements as of December 31, 2005. It is anticipated that cleanup costs for the other property will be paid by the state. Consequently, no amount has been accrued in the Company’s consolidated financial statements for the other property.

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

Acquisitions

No properties were acquired during 2005.

On February 10, 2006, the Company purchased 2470 Gray Falls, a 41,475 square foot office property located in Houston, Texas. Acquisition costs of approximately $2,600,000 consisted of seller financing and proceeds from a tax-deferred exchange.

On February 2, 2006, the Company purchased 2401 Fountainview, a 174,369 square foot office property located in Houston, Texas. Acquisition costs of approximately $17,000,000 consisted of a new mortgage loan and proceeds from a tax deferred exchange.

Dispositions

The Company sold three properties during 2005. On October 27, 2005, the Company sold The Lakes, a 311,912 square foot/408 unit apartment complex located in Hazelwood, Missouri for a sales price of $17,125,000. On September 22, 2005, the Company sold Richardson Plaza a 107,827 square foot shopping center located in Columbia, South Carolina for a sales price of $5,000,000. On March 1, 2005, the Company sold Sorrento I, a vacant 43,036 square foot single tenant industrial property located in San Diego, California for a sales price of $4,918,000.

A gain of $7,895,000 was generated in connection with the three sales, which is reflected as discontinued operations in the Company’s consolidated financial statements for the year ended December 31, 2005. The sales generated proceeds of $15,298,000, of which $5,210,000 was held in escrow as of December 31, 2005. It is anticipated that the proceeds held in escrow will be used as a source to facilitate the funding of future acquisitions in tax-deferred exchanges.

The Company sold three properties during the first quarter of 2006. On January 13, 2006, the Company sold Mira Mesa, an 88,295 square foot office property located in San Diego, California for a sales price of $20,250,000. On January 6, 2006, the Company sold Sorrento II, an 88,073 square foot industrial property located in San Diego, California for a sales price of $18,300,000. On March 14, 2006, the Company sold Countryside, an 82,873 square foot office property located in Palatine, Illinois for a sales price of $7,950,000. Proceeds of approximately $11,300,000 were received as a result of the three transactions, of which approximately $8,900,000 is being held in escrow to assist the funding of future acquisitions in tax-deferred exchanges. The Company anticipates gains will be recorded in the first quarter of 2006 as a result of the sales.

ITEM 1A.        RISK FACTORS

The Company’s high level of debt increases its risk of default and may have a negative impact on the results of operations. This could adversely affect the Company’s ability to make distributions and the market price of its Common Stock.

The Company’s high level of debt increases the Company’s risk of default on its obligations and adversely affects the Company’s funds from operations and its ability to make distributions to its stockholders. Further, due to the high level of debt, the Company may be restricted in its ability to refinance some or all of its indebtedness and the terms of any new or refinanced debt may not be as favorable as those of some of its existing indebtedness. The Company has a higher ratio of indebtedness to assets than many other real estate companies. This could adversely affect the market price for the Company’s Common Stock.

The Company may need to refinance mortgage loans and sell properties to meet its obligations.

The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures if the leasing projections are met. To meet these obligations, the Company may be required to refinance mortgage indebtedness and/or sell certain assets to provide cash. The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations. The Company has paid, refinanced or extended all material debt which was due to mature in 2005 and 2006 with the exception of a mortgage loan due to mature in July 2006 on its one remaining shopping center property. The Company anticipates either refinancing the debt, negotiating a loan extension or selling this property. In addition, to fulfill the Company’s growth strategy, the Company may be required to raise additional cash through debt or equity financing.

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

The Company has incurred losses in each of the three years ended December 31, 2005. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

Real property investments entail risk. The Company’s properties may not be profitable, may not result in distributions and/or may depreciate.

Properties acquired by the Company: (i) may not operate at a profit;  (ii) may not perform to the Company’s expectations;  (iii) may not appreciate in value; (iv) may depreciate in value; (v) may not ever be sold at a profit; and/or (vi) may not result in dividends. The marketability and value of any properties will depend upon many factors beyond the Company’s control, including but not limited to general economic conditions, zoning laws, tax laws and the availability of financing.

The Company may not be able to enter into favorable leases upon the expiration of current leases and on current vacant space.

Over the next three years, approximately 60% of the square footage of the Company’s total rentable square footage of industrial, office and shopping center properties will expire. In addition, 14% of the Company’s total rentable square footage was vacant as of December 31,2005. The Company may be unable to enter into leases for all or a portion of this space.  If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company’s Common Stock.

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

The Company does not intend to elect REIT status.

The Board of Directors has determined that it is not in the Company’s best interests to make a REIT election. The Company is currently taxed as a C corporation and subject to a corporate income tax and expects to be for the foreseeable future.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Location and Type of the Company’s Properties

The Company’s 22 properties consist of 18 office, three industrial and one shopping center located in four geographic regions in seven states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2005. All properties listed below are encumbered by debt.

Property/State	Type	Total Gross Leasable Area (Square Feet)	Percent of Gross Leasable Area Occupied(1)	Rented Square Feet	Annualized Net Rent (in thousands)(3)	Rent per Square Foot(4)
Arizona/California Region
7700 Building, CA	Office	208,815	85%	177,512	$4,736	$26.68
Bristol Bay, CA	Office	50,073	100%	50,073	1,255	25.07
Creekside Office, CA	Office	47,810	97%	46,409	1,215	26.18
Mira Mesa, CA (2)	Office	88,295	88%	78,028	1,632	20.92
Pacific Spectrum, AZ	Office	71,012	68%	48,107	604	12.55
Sorrento II, CA (2)	Office	88,073	51%	44,838	714	15.93
Arizona/California Region Total		554,078	80%	444,967	10,156	22.83
Upper Midwest Region
Countryside, IL (2)	Office	92,873	90%	83,874	$1,346	$16.04
Northwest Corporate Center, MO	Office	86,449	86%	74,494	1,138	15.28
Morenci Professional Park, IN	Industrial	105,600	71%	74,400	359	4.83
Upper Midwest Region Total		284,922	82%	232,768	2,843	12.21
Carolina Region
Columbia, SC	Shopping Center	56,487	89%	50,475	$265	$5.25
Carolina Region Total		56,487	89%	50,475	265	5.25
Texas Region
888 Sam Houston Parkway, TX	Office	45,596	99%	45,036	$593	$13.17
800 Sam Houston Parkway, TX	Office	42,744	97%	41,389	521	12.58
11500 Northwest Freeway, TX	Office	81,498	84%	68,241	956	14.01
5450 Northwest Central, TX	Office	56,350	98%	55,125	778	14.12
5850 San Felipe, TX	Office	102,141	98%	100,155	1,595	15.93
8100 Washington, TX	Office	44,060	100%	44,060	534	12.12
8300 Bissonnet, TX	Office	91,167	86%	78,520	965	12.28
12000 Westheimer, TX	Office	57,977	99%	57,586	823	14.29
16350 Park Ten Place, TX	Office	72,806	85%	61,703	940	15.24
16360 Park Ten Place, TX	Office	68,313	93%	63,341	955	15.08
Southwest Pointe, TX	Industrial	101,156	89%	89,955	597	6.63
Technology, TX	Industrial	109,012	85%	92,752	980	10.56
Texas Region Total		872,820	91%	797,863	10,237	12.83
Total/Weighted Average		1,768,307	86%	1,526,073	$23,501	$15.40

(1)             Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2005.

(2)             At December 31, 2005, Mira Mesa, Sorrento II and Countryside Office Park were classified as “Real estate held for sale”.

(3)             Represents base rent at December 31, 2005 for occupied square footage.

(4)             Represents Annualized Net Rent divided by Rented Square Feet.

For the year ended December 31, 2005, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2005, is included as part of Schedule III in Item 15.

Office Properties

The Company owns 18 office properties with total rentable square footage of 1,396,052. The office properties range in size from 42,744 square feet to 208,815 square feet, and have remaining lease terms ranging from less than one to 10 years. Three of the office properties (Mira Mesa, Sorrento II and Countryside) were classified as “Real estate held for sale as of December 31, 2005.

The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2005, the weighted average occupancy of the office properties was 87%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2005, was $17.48 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2006(2)	177	270,954		$4,965		28%
2007	112	216,894		3,246		18%
2008	74	140,340		2,196		12%
2009	43	134,175		2,864		16%
2010	35	175,077		3,574		20%
Thereafter	7	64,364		1,072		6%
Total	448	1,001,804	(3)	$17,917	(4)	100%

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

(4)          This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2005, and thus differs from annualized net rent in the preceding table, which is based on 2005 rents.

Industrial Properties

The Company owns three industrial properties aggregating 315,768 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 101,056 square feet to 109,012 square feet. As of December 31, 2005, multiple tenants occupied two of the industrial properties and one of the properties was partially occupied by a single tenant. As of December 31, 2005, the weighted average occupancy of the industrial properties held for investment was 81%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2005, was $7.53 as of such date.

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

INDUSTRIAL PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2006(2)	38	66,611		$461		25%
2007	12	105,910		486		26%
2008	15	61,588		577		32%
2009	5	25,664		154		8%
2010	1	2,994		19		1%
Thereafter	2	14,256		135		8%
Total	73	277,023	(3)	$1,832	(4)	100%

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

(4)          This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2005, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2005 rents.

Shopping Center Property

The Company owns one shopping center property with total rentable square footage of 56,487. The shopping center property has remaining lease terms ranging from less than one to ten years. The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants’ sales. As of December 31, 2005, the occupancy of the shopping center property was 89%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2005, was $5.25 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTY
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2006(2)	2	11,342		$55		15%
2007	0	—		—		—
2008	2	24,300		119		33%
2009	1	7,000		80		22%
2010	1	—		38		10%
Thereafter	2	7,833		72		20%
Total	8	50,475	(3)	$364	(4)	100%

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

(4)          This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2005, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2005 rents.

ITEM 3. LEGAL PROCEEDINGS

The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

The Company is a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit, filed January 21, 2005 in the United States District Court for the Southern District of California, is associated with a participating profits agreement. The plaintiff, Warren F. Ryan, seeks general damages, including interest, of $700,000 or according to proof at trial; special damages in an unspecified amount; declaratory relief, and miscellaneous relief such as attorney’s fees and costs. Discovery has commenced in this action and, under the current schedule, discovery is set to close on May 31, 2006. The Court has not set a trial date. The Company believes that this claim is without merit and is vigorously defending itself.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of the holders of the Company’s common stock, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the American Stock Exchange under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the American Stock Exchange.

	Common Stock
2004
First Quarter	$14.10	$12.48
Second Quarter	12.56	8.00
Third Quarter	8.75	5.00
Fourth Quarter	9.80	5.70
2005
First Quarter	$9.63	$7.80
Second Quarter	9.75	7.50
Third Quarter	11.40	8.25
Fourth Quarter	16.91	10.00

Company Purchases of Equity Securities

Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	—	$—	—	—
November 1-30, 2005	23,474	11.18	—	—
December 1-31, 2005(2)	19,432	26.61	—	—
Total	42,906	$18.61	—	—

(1)          Represents 35,280 shares purchased in open market transactions and 7,626 in private transactions.

(2)          Includes 5,000 shares purchased for $60.00 per share pursuant to a put and call agreement dated October 23, 2001.

Holders

The approximate number of holders of the shares of the Company’s Common Stock was 4,600 as of March 1, 2006.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2005 or 2004.

In 2003, the Company’s Board of Directors established a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of a dividend.

The Board has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended, and it intends to seek stockholder approval of an amendment to its Articles of Incorporation which would delete a provision which restricts the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision was included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders.

In general, a REIT is a company that owns or provides financing for real estate and pays annual distributions to investors of at least 90% of its taxable income. A REIT typically is not subject to federal income taxation on its net income, provided applicable income tax requirements are satisfied, but dividends paid by a REIT are generally taxed at ordinary income rates, rather than at capital gain rates, as are other corporate dividends.  Since its inception, the Company has been taxed as a C corporation.

Recent Sales of Unregistered Securities

In 2004, the Company issued 10,000 shares to the seller of an office property as part of the Company’s consideration for the acquisition of the property. The consideration for the shares amounted to $70,700 based on a value of $7.07 per share. In 2005, the Company repurchased the shares in a private transaction for $85,000, or $8.50 per share. In 2003, the Company issued 129,945 shares to two directors in connection with the cancellation of debt and issued 15,243 shares to John N. Galardi, a director and principal stockholder of the Company, for a purchase price of $250,000. These issuances of the Common Stock by the Company were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

The following table provides information as of December 31, 2005 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in first column)
39,875	$23.84	120,563

See Note 16—Stock Option and Restricted Share Plans—in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6.                SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data are presented as of and for each of the five years ended December 31. For 2001, operating data includes the results of operations of Sierra Pacific Pension Investors ‘84 (“SPPI84”), which is treated as having acquired the properties in the Company’s 2001 consolidation transaction for accounting purposes, for the entire year, and the acquired entities from October 20, 2001, through December 31, 2001. Prior year amounts have been reclassified to conform with current year presentation.

This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 15.

	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share and per unit data)
OPERATING DATA:
Total revenues	$20,269	$19,733	$17,513	$16,198	$3,291
Property operating expense	8,716	7,113	6,419	5,808	1,072
General and administrative	3,703	4,438	6,801	8,586	2,863
Depreciation and amortization	8,464	7,534	6,444	5,720	1,016
Interest expense	8,824	9,273	7,843	7,267	1,456
Litigation settlement	—	—	—	1,200	—
Impairment of real estate asset	—	—	—	472	—
Deferred income tax benefit (expense)	3,360	2,222	(278)	5,591	—
Net loss from continuing operations	(5,853)	(5,220)	(8,293)	(6,245)	(2,355)
Net loss	(2,266)	(9,107)	(14,348)	(7,130)	(2,038)
Basic and diluted per share data:(1)
Net loss from continuing operations	$(4.02)	$(3.37)	$(5.59)	$(4.52)	$(1.71)
Net loss	(1.56)	(5.87)	(9.67)	(5.16)	(1.48)
Dividends per share	N/A	N/A	N/A	2.00	N/A
BALANCE SHEET DATA:
Real estate held for investment, net	$126,711	$130,630	$126,234	$116,607	$109,873
Total assets	169,185	187,545	208,003	253,557	266,205
Total long term debt	114,543	113,230	109,228	93,960	83,642
Stockholders’ and partners’ equity	9,014	11,427	20,435	30,857	53,104
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$(1,471)	$(2,628)	$(3,468)	$446	$(6,472)
Investing activities	5,202	5,540	27,518	(3,566)	2,421
Financing activities	(4,020)	(5,260)	(21,901)	1,624	6,301

(1)          The net loss data was based upon the weighted average shares of 1,457,079 for 2005, 1,551,189 for 2004, 1,483,675 for 2003, 1,381,860 for 2002 and 1,380,261 for 2001.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2005, held the sole general partner interest of .97% and a limited partnership interest totaling 85.68%. As of December 31, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 22 properties, which consisted of 18 office buildings, three industrial properties, and one shopping center. The 22 properties are located in seven states.

During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas. The property sales are part of the Company’s strategy to sell its non-core property types—apartment and shopping center properties—and to sell its properties located in the Midwest and Carolina’s, its non-core markets. The Company intends to focus primarily on multi-tenant office and industrial properties located in Texas, California and Arizona.

The properties owned by the Company were 86% occupied at December 31, 2005 and 2004. Properties held for investment at December 31, 2005 and 2004 were 88% and 89% occupied, respectively. Properties held for investment considered stabilized, not undergoing major redevelopment, were 89% occupied at December 31, 2005 and 90% occupied at December 31, 2004 and properties under redevelopment were 77% occupied at December 31, 2005 compared to 72% at December 31, 2004. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which should have the effect of improving operational results.

In the accompanying financial statements, properties sold or held for sale are classified as “Real estate held for sale” as of December 31, 2005, and their results of operations for the three years ended December 31, 2005 are shown in the section “Discontinued operations”. Therefore the revenues and expenses reported for the fiscal years ended December 31, 2003, 2004 and 2005 reflect results from properties currently held for investment by the Company. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

During 2006 through the date of this Annual Report on Form 10-K, the Company acquired two properties and had two more in escrow for purchase. All four of these properties are located in Houston, Texas, a core market. Three properties, which were classified as “Real estate held for sale” as of December 31, 2005, were sold during the first quarter of 2006 as of the date of this Annual Report on Form 10-K. The Company intends to continue to seek to acquire additional properties in core markets and further reduce its non-core assets while focusing on an aggressive leasing program during 2006.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2005	2004	$$	%
Rental revenue	$19,919,000	$19,498,000	421,000	2.2%
Operating expenses:
Property operating expenses	8,716,000	7,113,000	1,603,000	22.5%
General and administrative	3,703,000	4,438,000	(735,000)	(16.6)%
Depreciation and amortization	8,464,000	7,534,000	930,000	12.3%
Interest expense	8,824,000	9,273,000	(449,000)	(4.8)%

Rental revenue.   Rental revenue for the year ended December 31, 2005 increased $421,000, or 2.2%, in comparison to the year ended December 31, 2004. This increase was attributable to $1,001,000 in revenue generated from two office properties acquired in August and October 2004, offset by $580,000 in fewer revenues from properties owned on December 31, 2004 and 2005 (“Same Properties”). This decrease in Same Properties revenue was primarily due to $293,000 in lease buyout revenue obtained at an office property in California during 2004 and due to a decrease in overall occupancy. Weighted average occupancy of properties held for investment decreased from 89% at December 31, 2004 to 88% at

December 31, 2005. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.   The increase of $1,603,000, or 22.5%, was principally due to $871,000 in expenses related to the two acquired properties mentioned above. In addition, Same Properties utilities increased $413,000 as a result of higher electricity rates. Property general and administrative expenses increased in large part due to costs associated with an environmental matter at the Company’s industrial property in Indiana. Further, property taxes rose as a result of an increase in the assessed value of several properties.

General and administrative.   The decrease of $735,000, or 16.6%, was in large part due to a decrease in compensation expense of $422,000, primarily due to an overall reduction of corporate staff. Further, non-recurring costs of $183,000 associated with the Company’s March 2004 reverse stock split and a $75,000 treasury management fee were incurred during 2004. The decrease was also attributable to a cost reduction related to the printing of the Company’s Annual Report, a decrease in corporate insurance expense, and other cost cutting measures implemented by management.

Depreciation and amortization.   The increase of $930,000, or 12.3%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs. During 2005 and 2004, the Company incurred $4,886,000 and $4,516,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements. The increase was also attributable to depreciation and amortization of $296,000 related to the two acquired properties mentioned above.

Interest expense.   The decrease of $449,000, or 4.8%, was primarily due to refinancing activities. Lower interest rates were obtained on several loans refinanced subsequent to December 31, 2004. The refinancing of a property in August 2004 resulted in a $179,000 decrease in amortized loan fees during 2005. In addition, a principal pay-down of $4,635,000 in October 2005 on one of the Company’s litigation notes payable attributed to the decrease.  The decrease was partially offset by additional interest expense of $285,000 related to one of the acquired properties mentioned above.

Income taxes.   The Company recognized a deferred income tax benefit of $3,360,000 for 2005 compared to $2,222,000 for 2004. This increase was due to an increase in taxable losses for 2005.

Minority interest.   The share of loss for the year ended December 31, 2005 for the holders of OP Units was $320,000 compared to $1,299,000 for the year ended December 31, 2004. The 2005 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during 2005. The 2004 loss represents the 12.5% limited partner interest in the Operating Partnership not held by the Company during 2004.

Loss on extinguishment of debt.   During 2005, the Company recorded a loss of $95,000 on early extinguishment of debt on the write-off off unamortized loan costs in connection with the refinance of debt on 800 and 888 Sam Houston Parkway. During 2004, the Company recorded a net loss on early extinguishment of debt of $116,000. The net loss in 2004 consisted of a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000 in connection with the 2004 refinance debt on San Felipe, and a $98,000 gain related to the purchase of interests of former limited partners of Fund II in the $8,800,000 promissory note related to the settlement of the previously disclosed Teachout litigation. The Company purchased 2,347 of the 86,653 interests outstanding at $60 per unit, which reduced its debt obligation related to the settlement $238,338. See Note 9—Notes Payable, Litigation Settlement—of the Notes to Consolidated Financial Statements.

Discontinued operations.   The Company recorded a loss from operations of discontinued operations of $2,110,000 during 2005 related to the three properties classified as “Real estate held for sale” at December 31, 2005 and the three properties sold during 2005. The Company recorded a loss from operations of discontinued operations of $2,574,000 during 2004 related to three properties classified as

“Real estate held for sale” at December 31, 2005, the three properties sold during 2005 and three properties sold during 2004. See Note 5—Discontinued Operations—of the Notes to Consolidated Financial Statements.

The net loss from discontinued operations before net (loss) gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Rental revenue	$6,927	$8,848
Total expenses	9,037	11,422
Net loss from discontinued operations	$(2,110)	$(2,574)

Gain on sale of discontinued operations.   The Company sold three properties—one shopping center, one industrial property and one apartment complex—during 2005 for an aggregate sales price of $27,043,000. The three properties sold during 2005 generated a net gain on sale of discontinued operations of $7,895,000. The Company sold three properties—one office building, one industrial property and a parcel of undeveloped land—during 2004 for an aggregate sales price of $12,214,000. Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land. The sale of the industrial property generated a gain of $299,000. An income tax expense on discontinued operations of $2,198,000 was recorded during the year ended December 31, 2005 compared to an income tax benefit of $985,000 during the year ended December 31, 2004.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2004	2003	$$	%
Rental revenue	$19,498,000	$17,374,000	2,124,000	12.2%
Operating expenses:
Property operating expenses	7,113,000	6,419,000	694,000	10.8%
General and administrative	4,438,000	6,801,000	(2,363,000)	(34.7)%
Depreciation and amortization	7,534,000	6,444,000	1,090,000	16.9%
Interest expense	9,273,000	7,843,000	1,430,000	18.2%

Rental revenue.   The increase of $2,124,000, or 12.2%, was attributable to (i) $2,273,000 in revenue generated from six office properties acquired in May 2003 through October 2004, (ii) higher revenues of $637,000 for properties owned on December 31, 2004 and 2003 and (iii) a $196,000 payment received from the owner of a neighboring property for past use of common parking areas. The increase in revenue for properties owned on December 31, 2004 and 2003 was primarily attributable to the Company’s office properties, particularly to an office property located in San Diego, California in which, as a result of aggressive lease up efforts, occupancy rose to 76% at December 31, 2004 from 35% at December 31, 2003. Rental revenue from the six acquired office properties was included in the Company’s results since their respective dates of acquisition. The weighted average occupancy of properties held for investment increased to 89% at December 31, 2004 from 88% at December 31, 2003.

Property operating expenses.   The increase of $694,000, or 10.8%, was due to the expenses of $1,271,000 related to the six acquired office properties mentioned above, offset in part by a reduction in operating expenses for other properties owned by the Company due to the continued monitoring and controlling of expenses.

General and administrative.   The decrease of $2,363,000 was in large part due to a decrease in compensation expense of $1,335,000, primarily due to the closure of the Company’s offices in New York and San Diego and the downsizing of its administrative staff, especially in the St. Louis and California offices. The closure of these offices and the downsizing resulted in a decrease in other administrative costs of approximately $400,000. Further, professional fees decreased approximately $500,000 due to the settlement of two major lawsuits in 2003 and the hiring of in-house legal counsel. Both of these factors contributed to the reduced fees for outside legal services incurred during 2004 compared to 2003.

Depreciation and amortization.   The increase of $1,090,000 was related to depreciation of capital improvements and amortization of capitalized lease costs incurred in 2004 and 2003 and also the depreciation related to the six acquired properties mentioned above. During 2004 and 2003, the Company incurred approximately $8,295,000 in capital improvements, primarily for renovations and tenant improvements, and $2,380,000 in capitalized lease costs. The tenant improvement and leasing costs corresponded with the Company’s increased occupancy.

Interest expense.   The increase of $1,430,000 was primarily due to (i) the interest expense associated with the six acquired properties mentioned of approximately $700,000, (ii) higher interest expense and fees on increased debt on three of its properties of approximately $800,000, and (iii) the Company recording additional interest of approximately $350,000 at the default rate on debt related to one of its shopping center properties.

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

Loss on extinguishment of debt   During 2004, the Company recorded a net loss on early extinguishment of debt of $116,000. The net loss consisted of (i) a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000 in connection with the 2004 refinance of San Felipe, and (ii) a $98,000 gain related to the purchase of interests of former limited partners of Fund II in the $8,800,000 promissory note related to the settlement of the Teachout litigation.. The Company purchased 2,347 of the 86,653 interests outstanding at $60 per unit, which reduced its debt obligation related to the settlement $238,338. During 2003, in connection with the 2003 refinance of San Felipe, the Company recorded a loss on early extinguishments of debt of $145,000 related to the write-off of an unamortized loan discount and prepayment penalty.

Discontinued operations.   The Company recorded a loss from operations of discontinued operations of $2,574,000 during 2004 related to the three properties sold in 2004 and six properties classified as “Real estate held for sale” at December 31, 2004. The Company recorded a loss from operations of discontinued operations of $2,751,000 during 2003 related to fourteen properties sold in 2003 and 2004 and six properties classified as “Real estate held for sale” as of December 31, 2004.

The net loss from discontinued operations before net (loss) gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Rental revenue	$8,848	$15,075
Total expenses	11,422	17,826
Net loss from discontinued operations	$(2,574)	$(2,751)

Gain on sale of discontinued operations.   The Company sold three properties—one office building, one industrial property one parcel of undeveloped land—during 2004 for an aggregate sales price of $12,214,000. Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land. The sale of the industrial property generated a gain of $299,000. The Company sold eleven properties during 2003 for an aggregate sales price of $61,162,000 and recognized a net gain of $2,540,000, after taking into consideration an impairment charge totaling $7,500,000 relating to four of the eleven properties. The impairment charges were based on the anticipated sales prices less costs to sell as compared to the carrying value of the assets. An income tax benefit on discontinued operations of $985,000 was recorded during the year ended December 31, 2004 compared to $1,656,000 during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Company derived cash from collection of rents, net proceeds received from refinances and property sales. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings, which included a partial pay-down on one of the Company’s litigation notes payable, and the repurchase of common stock.

The Company reported net losses of $2,266,000, $9,107,000 and $14,348,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These results include the following non-cash items:

	Years Ended December 31,
	2005	2004	2003
Non-Cash Charges:
Depreciation and amortization	$11,190	$10,946	$11,435
Impairment of real estate assets	—	—	7,500
Mark-to-market adjustments on interest rate protection agreements	—	—	162
Deferred compensation expense	55	101	332
Non-Cash Items:
Deferred income tax benefit	(1,162)	(3,207)	(1,378)
Deferred rental income	(137)	(520)	(495)
Minority interest	(320)	(1,299)	(2,124)
Interest on receivable from principal stockholders	(39)	(66)	(57)
Amortization of loan premiums	(459)	(564)	(569)
Amortization of note receivable discount	—	(58)	(17)
Mark-to-market adjustments on interest rate protection agreements	—	(65)	—

Net cash used in operating activities amounted to $1,471,000, $2,628,000 and $3,468,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Cash was used in operating activities for the years ended December 31, 2005 and 2004 primarily to (i) fund operations and ii) fund prepaid and other assets, which included contributions to lenders for funds held in escrow, mainly for payment of taxes, insurance and capital improvements. Cash was used in operating activities for the year ended December 31, 2003 primarily to (i) fund operations, ii) pay real estate taxes and iii) pay $1,000,000 on an obligation to a related party.

Net cash provided by investing activities for the year ended December 31, 2005 amounted to $5,202,000. This amount was due to proceeds of $15,298,000 (included $5,210,000 held in escrow for future acquisitions) received from the sale of three properties during the year, offset by funds used for capital improvements (primarily tenant improvements) of $4,886,000. Net cash provided by investing activities for the year ended December 31, 2004 amounted to $5,540,000. This amount was primarily attributable to proceeds of $11,357,000 (included $1,191,000 held in escrow) received from the sale of three properties during the period, partially offset by funds used for capital expenditures of $4,516,000. Net cash provided by investing activities of $27,518,000 during 2003 consisted of $40,179,000 in proceeds generated from property sales, partially offset by (i) funding of capital expenditures of $3,779,000, primarily for tenant improvements, (ii) acquisition of properties of $7,174,000 and (iii) acquisition of a note receivable secured by a property adjacent to a property owned by the Company of $1,730,000.

Net cash used by financing activities amounted to $4,020,000 for the year ended December 31, 2005. These uses were comprised of i) repayments of borrowings on property sales of $5,570,000, ii) a principal pay-down of $4,635,000 on the Company’s note payable to the former limited partners of Sierra Pacific Development Fund II, LP (“Fund II”), iii) repayment of a $532,000 loan from John N. Galardi, a director and principal stockholder, iv) scheduled principal payments of $2,072,000 and v) repurchases of common stock of $1,403,000. These amounts were offset by net proceeds provided by loan refinances of $9,242,000 and the collection of a $950,000 receivable from principal shareholders of the Company.  Net cash used by financing activities amounted to $5,260,000 for the year ended December 31, 2004. Net funds provided from borrowings totaled $21,009,000, which consisted of $19,976,000 to refinance debt on four properties and $1,133,000 from other borrowings. Scheduled principal payments for the year ended December 31, 2004 amounted to $2,859,000. Repayment of borrowings on property sales and refinances for the year ended December 31, 2004 totaled $7,041,000 and $15,796,000, respectively. Net cash used in financing activities amounted to $21,901,000 during 2003. Repayments of borrowings of $36,937,000 during 2003 consisted of scheduled principal payments of $3,468,000, payment of refinanced loans of $4,300,000, and repayment of loans in connection with the sale of properties of $29,169,000. Proceeds from borrowings in 2003, which totaled $15,793,000, consisted of (i) $8,215,000 to fund the acquisition of two properties and the note receivable referred to above, (ii) $6,690,000 to refinance debt on two properties, (iii) $858,000 to fund insurance premiums and service fees and (iv) $30,000 from an affiliate of a related party which completed the funding of an $830,000 loan on Valencia (an industrial property located in Arizona sold in April 2003) entered into in December of 2002. The mortgage of $830,000 was repaid in conjunction with the sale of the property in April 2003. In addition, funds were used to pay amounts due related to the Teachout settlement of $250,000, to acquire units in the Operating Partnership for $223,000, to pay off notes to former limited partners of $237,000 and to purchase shares of common stock of the Company for $297,000 pursuant to a stock repurchase plan. Also, Mr. Galardi purchased from the Company 15,243 shares of the Company’s common stock for $250,000 in May 2003.

The following details the Company’s significant borrowings and repayment of borrowings activity during the two years ended December 31, 2005 and 2004.

On December 14, 2005, the Company refinanced its debt on 800 and 888 Sam Houston Parkway debt with a short-term $4,200,000 revolving credit promissory note with a bank. The balance due on the debt was  $1,884,000 and $1,725,000, respectively, at the time of the refinance. Net proceeds of $518,000 were received as a result of the refinance. On December 29, 2005, the Company entered into a long-term loan agreement in the amount of $4,400,000 with a credit union and paid the balance due on the revolving credit promissory note. The new loan bears interest at a fixed rate of 6.25% and matures in December 2015.

On October 28, 2005, the Company made a principal pay-down of $4,634,630 on its note payable to the former limited partners of Fund II. The payment reduced the principal amount due on the note from $8,561,662 to $3,927,032. The payment represented a $55.00 per unit pay-down on the original obligation of $101.55 per unit.

On October 14, 2005, the Company entered into a loan modification agreement with a bank that provided the Company an additional $3,500,000 (exclusive of loan costs) on Mira Mesa, an office property located in San Diego California. The modification increased the Company’s debt on the property from $9,000,000 to $12,500,000. The interest rate on the loan was changed from prime plus 1% to the one-year treasury constant maturity rate plus 3%. All other loan terms and conditions remained unchanged.  The Company also entered into a $2,500,000 loan agreement with the bank secured by three of the Company’s other assets. The  $2,500,000 note bears interest at the one-year treasury constant maturity rate plus 3% and matures in October 2008. In January 2006, the $12,500,000 loan was paid in full in connection with the sale of Mira Mesa and a $500,000 pay-down was made on the $2,500,000 loan in connection with the sale of the Company’s Sorrento II property.

On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note bears interest at prime plus 1% per annum and matures in July 2006.

On August 24, 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.

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

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which $1,226,000 has been drawn to cover the repayment of existing debt and financing costs. The availability on the note as of December 31, 2004 was $1,024,000. The note bore interest at prime plus 1% per annum and was due to mature in December 2006. The loan was paid in December 2005 in connection with a refinance.

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

In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, with a new one-year loan agreement in the amount of $7,500,000. The new loan, which contained two six-month extension options, bore interest at a fixed rate of 7.95% per annum. Net proceeds of $3,440,000 were received as a result of the refinance. The loan was paid in January 2006 in connection with the sale of the property.

In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in February 2005. The Company financed an additional insurance premium during 2004 of $133,000, with scheduled payments through June 2005. The balance was paid during the second quarter of 2005.

In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2005, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations and cash currently held. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with the net cash proceeds generated during the first quarter of 2006 from the sale of three properties and from the use of funds held in escrow by lenders. Based on current analysis, the Company expects the cash generated from the three sales will be adequate to meet these obligations.

The Company has paid, refinanced or extended all material debt which was due to mature in 2005 and 2006 with the exception of a mortgage loan due to mature in July 2006 on its one remaining shopping center property.  The lender was a major tenant at another shopping center property sold in 2005. The Company anticipates either refinancing the debt, negotiating a loan extension or selling this property.

CONTRACTUAL OBLIGATIONS

The following table aggregates the Company’s contractual obligations as of December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$112,643	$4,244	$5,458	$41,181	$61,760
Litigation settlements(2)	4,877	4,877	—	—	—
Capital expenditures(3)	1,193	1,193	—	—	—
Total	$118,713	$10,314	$5,458	$41,181	$61,760

(1)          See Note 8—Notes Payable. These amounts do not include interest associated with the debt.

(2)          Represents obligations related to the settlement of the Teachout litigation at December 31, 2005. This obligation was paid in full in January 2006.

(3)          Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

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

The Company had no swap contracts at December 31, 2005 or December 31, 2004. During the year ended December 31, 2004, the Company recorded a benefit of $65,000 attributable to changes in the fair value of its derivatives financial instruments.

At December 31, 2005, the Company’s total indebtedness included fixed-rate debt of approximately $119,094,000 and floating-rate indebtedness of approximately $326,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Loan Premiums	Total	Fair Value
	(dollars in thousands)
Secured Fixed	$8,935	$1,839	$3,419	$8,272	$32,909	$61,760	$1,900	$119,034	$119,034
Average interest rate	7.41%	7.97%	7.04%	7.64%	8.45%	6.73%		7.36%
Secured Variable	$31	$—	$—	$—	$—	$—	$—	$31	$31
Average interest rate	9.50%							9.50%
Unsecured Fixed	$60	$—	$—	$—	$—	$—	$—	$60	$60
Average interest rate	7.15%							7.15%
Unsecured Variable	$95	$—	$200	$—	$—	$—	$—	$295	$295
Average interest rate	8.25%		8.25%					8.25%

The Company believes that the fair values of such instruments approximate carrying value at December 31, 2005.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $3,264, with no change per share, based upon the balances outstanding on variable rate instruments and the number of common shares outstanding at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.—Exhibits, Financial Statement Schedules And Reports On Form 8-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s Audit Committee has authorized the engagement of Hein & Associates, LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2006. BDO Seidman, LLP, who has served as the Company’s independent registered accounting firm since February 22, 2001, was informed on March 2, 2006 that they will be dismissed subsequent to completion of the audit of the Company’s financial statements for the year ended December 31, 2005.

BDO Seidman, LLP’s reports on the Company’s financial statements for each of the years ended December 31, 2005 and 2004 did not contain an adverse or disclaimer of opinion nor was it qualified as to uncertainty, audit scope or accounting principles. BDO Seidman’s report for the year ended December 31,

2004 was modified to include an emphasis paragraph related to the Company’s need to sell assets to fund its cash requirements for other than normal property operations and refinance or extend debt as it matures. During the years ended December 31, 2005 and 2004 and interim period up to and including the date of this filing, there have been no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES

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

There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2005 that materially affected or is likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before March 24, 2006 for its annual stockholder’s meeting to be held May 5, 2006.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before March 24, 2006 for its annual stockholder’s meeting to be held May 5, 2006.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before March 24, 2006 for its annual stockholder’s meeting to be held May 5, 2006.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before March 24, 2006 for its annual stockholder’s meeting to be held May 5, 2006.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before March 24, 2006 for its annual stockholder’s meeting to be held May 5, 2006.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page No.
(a) (1) Financial Statements
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2005, and 2004	32
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	33
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	34
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	35
Notes to Consolidated Financial Statements	36
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	63
Schedule III—Real Estate and Accumulated Depreciation	64
(3) Exhibits to Financial Statements
The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	68
On November 2, 2005, a report on Form 8-K was filed with respect to Item 2.02.
On November 9, 2005, a report on Form 8-K was filed with respect to Item 2.01.
(b) Exhibits

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Dallas, Texas

March 14, 2006

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Real estate held for investment	$154,826	$150,769
Accumulated depreciation	28,115	20,139
Real estate held for investment, net	126,711	130,630
Real estate held for sale	22,272	43,198
Cash and cash equivalents	300	589
Tenant and other receivables, net of allowance for doubtful accounts of $60 and $135, respectively (including $0 and $244, respectively, from related party)	455	539
Deferred rents receivable	1,245	1,138
Deferred tax asset	53	—
Deposits held in escrow for tax-deferred exchanges	5,210	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,939	7,451
Total Assets	$169,185	$187,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, including premiums of $1,900 and $2,355, respectively	$114,543	$113,230
Notes payable, litigation settlement	4,877	9,512
Liabilities related to real estate held for sale	27,953	39,549
Accounts payable	2,194	2,040
Deferred tax liability	—	1,109
Accrued and other liabilities (including $331 and $185, respectively, to related parties)	5,468	5,186
Total Liabilities	155,035	170,626
Minority interest	5,136	5,492
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,598,615 and 1,597,160 shares, respectively; outstanding, 1,390,214 and 1,509,801 shares, respectively	16	16
Additional paid-in capital	46,367	46,031
Accumulated deficit	(34,889)	(32,623)
Receivable from principal stockholders	—	(950)
Deferred compensation	—	(55)
Treasury stock, at cost, 208,401 and 87,359 shares, respectively	(2,480)	(992)
Total Stockholders’ Equity	9,014	11,427
Total Liabilities and Stockholders’ Equity	$169,185	$187,545

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
REVENUES:
Rental revenue	$19,919	$19,498	$17,374
Interest and other income	350	235	139
Total revenues	20,269	19,733	17,513
EXPENSES:
Property operating expense	8,716	7,113	6,419
General and administrative	3,703	4,438	6,801
Depreciation and amortization	8,464	7,534	6,444
Interest expense	8,824	9,273	7,843
Total expenses	29,707	28,358	27,507
OTHER LOSS:
Net loss on extinguishment of debt	(95)	(116)	(145)
Total other loss	(95)	(116)	(145)
Net loss before deferred income tax benefit (expense) and minority interest	(9,533)	(8,741)	(10,139)
Deferred income tax benefit (expense)	3,360	2,222	(278)
Net loss before minority interest	(6,173)	(6,519)	(10,417)
Minority interest	320	1,299	2,124
Net loss from continuing operations	(5,853)	(5,220)	(8,293)
Discontinued operations:
Loss from operations	(2,110)	(2,574)	(2,751)
Gain (loss) on sale of discontinued operations	7,895	(2,298)	2,540
Impairment of real estate assets	—	—	(7,500)
Income tax (expense) benefit	(2,198)	985	1,656
Income (loss) from discontinued operations	3,587	(3,887)	(6,055)
Net loss	$(2,266)	$(9,107)	$(14,348)
Basic and diluted per share data:
Net loss from continuing operations	$(4.02)	$(3.37)	$(5.59)
Income (loss) from discontinued operations	2.46	(2.50)	(4.08)
Net loss	$(1.56)	$(5.87)	$(9.67)
Basic weighted average shares used	1,457,079	1,551,189	1,483,675

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Receivable from Principal Stockholders	Treasury Stock	Total Equity
Balance, December 31, 2002	1,382,521	$14	$41,850	$(9,168)	$(651)	$(1,188)	—	$30,857
Issuance of common stock	15,243	—	250	—	—	—	—	250
Conversion of operating partnership units to common stock	129,946	1	1,681	—	—	—	—	1,682
Conversion of debt to common stock	50,514	1	2,130	—	—	—	—	2,131
Restricted stock forfeited		—	—	—	124	—	(124)	—
Acquisition of minority interest in the operating partnership		—	(147)	—	—	—	—	(147)
Common stock repurchase		—	—	—	—	—	(297)	(297)
Amortization of deferred compensation		—	—	—	332	—	—	332
Accrued interest on receivable from principal stockholders		—	—	—	—	(3)	—	(3)
Fractional shares payments due on one-for-four reverse stock split		—	(22)	—	—	—	—	(22)
Net loss		—	—	(14,348)	—	—	—	(14,348)
Balance, December 31, 2003	1,578,224	16	45,742	(23,516)	(195)	(1,191)	(421)	20,435
Issuance of common stock	10,000	—	71	—	—	—	—	71
Conversion of operating partnership units to common stock	8,936	—	218	—	—	—	—	218
Common stock repurchase		—	—	—	—	—	(532)	(532)
Restricted stock forfeited		—	—	—	39	—	(39)	—
Amortization of deferred compensation		—	—	—	101	—	—	101
Payments on receivable from principal stockholders		—	—	—	—	241	—	241
Net loss		—	—	(9,107)	—	—	—	(9,107)
Balance, December 31, 2004	1,597,160	16	46,031	(32,623)	(55)	(950)	(992)	11,427
Conversion of operating partnership units to common stock	1,455	—	36	—	—	—	—	36
Common stock repurchase		—	300	—	—	—	(1,488)	(1,188)
Amortization of deferred compensation		—	—	—	55	—	—	55
Payments on receivable from principal stockholders		—	—	—	—	950	—	950
Net loss		—	—	(2,266)	—	—	—	(2,266)
Balance, December 31, 2005	1,598,615	$16	$46,367	$(34,889)	$—	$—	$(2,480)	$9,014

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,266)	$(9,107	$(14,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,190	10,946	11,435
Net (gain) loss on sales of real estate assets	(7,895)	2,298	(2,540)
Impairment of real estate assets	—	—	7,500
Loss on extinguishment of debt	95	729	145
Deferred income tax benefit	(1,162)	(3,207)	(1,378)
Deferred rental income	(137)	(520)	(495)
Minority interest	(320)	(1,299)	(2,124)
Deferred compensation expense	55	101	332
Mark to market adjustments on swap agreements	—	(65)	162
Interest on receivable from principal stockholders	(39)	(66)	(57)
Amortization of note payable premiums, included in interest expense	(459)	(564)	(569)
Amortization of note receivable discount, included in interest income	—	(58)	(17)
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	44	(272)	215
Increase (decrease) in accounts payable	915	(217)	(439)
(Increase) decrease in prepaid and other assets	(2,136)	(1,765)	1,589
Increase (decrease) in accrued and other liabilities	644	438	(2,879)
Net cash used in operating activities:	(1,471)	(2,628)	(3,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(4,886)	(4,516)	(3,779)
Real estate acquisitions	—	(138)	(7,174)
Proceeds received from sales of real estate assets	15,298	11,357	40,179
Deposits held in escrow for future acquisitions	(5,210)	(1,191)	—
Collections on mortgage loan receivable	—	28	22
Mortgage loan receivable acquisition	—	—	(1,730)
Net cash provided by investing activities:	5,202	5,540	27,518
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings—refinances	31,053	19,976	6,690
Proceeds from borrowings—real estate acquisitions	—	—	8,215
Proceeds from borrowings—other	—	1,133	888
Repayment of borrowings—property sales	(5,570)	(7,041)	(29,169)
Repayment of borrowings—refinances	(21,811)	(15,796)	(4,300)
Repayment of borrowings—scheduled payments	(2,072)	(2,859)	(3,468)
Repayment of borrowings from principal stockholder and director	(532)	—	—
Note payments to former limited partners	—	(141)	(237)
Repurchase of common stock	(1,403)	(532)	(297)
Note payments on litigation settlement	(4,635)	—	(250)
Collection of receivable from principal stockholders	950	—	—
Issuance of common stock	—	—	250
Acquisition of minority interest in the operating partnership	—	—	(223)
Net cash used in financing activities:	(4,020)	(5,260)	(21,901)
Decrease (increase) in cash	(289)	(2,348)	2,149
Cash and cash equivalents, beginning of period	589	2,937	788
Cash and cash equivalents, end of period	$300	$589	$2,937
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,252	$11,628	$12,632
Cash paid for income taxes	91	268	36
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing in connection with acquisitions of real estate assets	$—	$4,384	$6,909
Note receivable settled through acquisition of real estate asset	—	1,722	—
Financing settled through divestitures	11,238	—	16,885
Conversion of debt to related parties into common stock	—	—	2,131
Conversion of operating partnership units into common stock	36	218	1,682
Financing in connection with the repurchase of common stock	85	—	—
Financing in connection with the cancellation of participating profits agreement	10	—	—
Issuance of common stock in acquisition of real estate asset	—	71	—
Issuance of operating partnership units in acquisitions of real estate assets	—	—	1,572
Payable to principal shareholders offset against receivable from principal shareholders	—	241	—
Receivable from related party regarding certain issues asserted by principal shareholder	—	—	270

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2005, held the sole general partner interest of .97% and a limited partnership interest totaling 85.68%. As of December 31, 2005, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 22 properties, which consisted of 18 office buildings, three industrial properties, and one shopping center. The 22 properties are located in seven states.

During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. During 2004, the Company sold three properties, which consisted of an office building, an industrial property and a parcel of undeveloped land, and acquired two office buildings in Houston, Texas. During 2003, the Company sold eleven properties, which consisted of two apartment complexes, two office buildings, six industrial properties and one shopping center, and acquired four office buildings in Houston, Texas.

The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with the net cash proceeds generated during the first quarter of 2006 from the sale of three properties and from the use of funds held in escrow by lenders. Based on current analysis, the Company expects the cash generated from the three sales will be adequate to meet these obligations.

The Company has paid, refinanced or extended all material debt which was due to mature in 2005 and 2006 with the exception of a mortgage loan due to mature in July 2006 on its one remaining shopping center property. The lender was a major tenant at another shopping center property sold in 2005. The Company anticipates either refinancing the debt, negotiating a loan extension or selling this property.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

The financial statements include the accounts of the Operating Partnership and all other subsidiaries of the Company. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 is an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the election to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. SFAS No. 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 could have a material effect on the Company’s consolidated financial statements if the Company changes an accounting principle.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after December 31, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share—Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. The Company will adopt SFAS No. 123R January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, deposits held in escrow, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2005 and December 31, 2004.

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

The Company had no interest rate swaps to hedge against fluctuations in interest rates on specific borrowings at December 31, 2005 or December 31, 2004. During the year ended December 31, 2004 the Company recorded a benefit of $65,000 attributable to changes in the fair value of its derivative financial instruments.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) in October 1995. This standard establishes a fair value approach to valuing stock options awarded to employees as compensation. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), which amended FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with FAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 “Accounting for Stock Issued to Employees”.

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is described more fully in Note 16. The Company has elected, as permitted by FAS 123, to use the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees”. The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price. No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(2,266)	$(9,107)	$(14,348)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(63)	(145)	(280)
Pro forma net loss	$(2,329)	$(9,252)	$(14,628)
Per share data:
Basic and diluted, as reported	$(1.56)	$(5.87)	$(9.67)
Basic and diluted, proforma	$(1.60)	$(5.96)	$(9.86)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.35% and 12.50% limited partnership interest in the Operating Partnership at December 31, 2005 and December 31, 2004, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

For each of the three years ended December 31, 2005 no tenants represented 10% or more of rental revenue of the Company.

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding of 39,875 at December 31, 2005 and OP Units (other than those held by the Company) outstanding of 857,159 (convertible into approximately 214,289 shares of common stock) at December 31, 2005 have not been included in the net loss per share calculation since their effect would be antidilutive.

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

SEGMENTS

The Company owns a diverse portfolio of properties primarily comprised of office and industrial properties. The Company also owns one shopping center. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.

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

NOTE 3. REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2005 and 2004 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
2005:
Office properties	$29,444	$105,760	$135,204	$24,021	$111,183
Industrial properties	3,170	13,977	17,147	3,287	13,860
Shopping center property	1,050	1,161	2,211	576	1,635
Other	—	264	264	231	33
Total	$33,664	$121,162	$154,826	$28,115	$126,711
2004:
Office properties	$29,444	$101,824	$131,268	$17,010	$114,258
Industrial properties	3,170	13,932	17,102	2,484	14,618
Shopping center property	1,050	1,098	2,148	444	1,704
Other	—	251	251	201	50
Total	$33,664	$117,105	$150,769	$20,139	$130,630

ACQUISITIONS

2005.

No properties were acquired in 2005. As of the date of this Form 10-K, the Company has acquired two properties during 2006 (See Note 20—Subsequent Events).

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

DISPOSITIONS

2005.

The Company sold three properties during 2005. On October 27, 2005, the Company sold The Lakes, a 311,912 square foot/408 unit apartment complex located in Hazelwood, Missouri for a sales price of $17,125,000. On September 22, 2005, the Company sold Richardson Plaza a 107,827 square foot shopping center located in Columbia, South Carolina for a sales price of $5,000,000. On March 1, 2005, the Company sold Sorrento I, a vacant 43,036 square foot single tenant industrial property located in San Diego, California for a sales price of $4,918,000.

A gain of $7,895,000 was generated in connection with the three sales, which is reflected as discontinued operations in the Company’s consolidated financial statements for the year ended December 31, 2005. The sales generated proceeds of $15,298,000 of which $5,210,000 was held in escrow as of December 31, 2005. It is anticipated that the proceeds held in escrow will be used as a source to facilitate the funding of future acquisitions in tax-deferred exchanges.

2004.

During 2004, the Company sold three properties for an aggregate sales price of $12,214,000. The properties, which totaled 316,054 square feet, consisted of one office property, one industrial property and a 16.65 acre parcel of undeveloped land. These three sales generated proceeds of approximately $11,357,000 of which $1,191,000 was used to assist the funding of an office property acquisition in a tax-deferred exchange. A net loss of $2,298,000 was incurred in connection with the transactions.

In the accompanying consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003, the results of operations for the sold properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

As of the date of this Form 10-K, the Company has sold three properties during 2006  (See Note 20—Subsequent Events).

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

FUTURE MINIMUM RENTS

The Company leases its office, industrial and shopping center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2005, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2006	$17,719
2007	13,130
2008	9,650
2009	7,071
2010	3,837
Thereafter	3,475
$54,882

NOTE 4. DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2005, Mira Mesa, Sorrento II and Countryside were classified as “Real estate held for sale”. Mira Mesa and Sorrento II, both office properties located in San Diego, California, were sold January 6, 2006 and January 13, 2006, respectively. Countryside, an office property located in Palatine, Illinois, was sold March 14, 2006.

As of December 31, 2004, Mira Mesa, Sorrento II, Countryside and the three properties sold during 2005 were classified as “Real estate held for sale”. The three properties sold during 2005 consisted of a 311,912 square foot/408 unit apartment complex located in Hazelwood, Missouri, a 107,827 square foot shopping center located in Columbia, South Carolina and a vacant 43,036 square foot single tenant industrial property located in San Diego, California. The sales generated net proceeds of approximately $15,298,000 of which $5,210,000 held in escrow as of December 31, 2005. It is anticipated  the proceeds held in escrow will be used as a source to facilitate the funding of future acquisitions in tax-deferred exchanges.

The carrying amounts of the properties classified as “Real estate held for sale” at December 31, 2005 and 2004 are summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet

	December 31,
	2005	2004
Real estate	$19,984	$40,322
Other	2,288	2,876
Real estate assets held for sale	$22,272	$43,198
Notes payable, net	$26,186	$38,053
Accounts payable	755	295
Accrued and other liabilities	1,012	1,201
Liabilities related to real estate held for sale	$27,953	$39,549

Net income (loss) from discontinued operations.

Net income from discontinued operations for the year ended December 31, 2005 includes the operations of the three properties classified as “Real estate held for sale” at December 31, 2005 and the three properties sold during 2005. The three properties sold during 2005 generated a net gain on sale of discontinued operations of $7,895,000. Income tax expense on discontinued operations of $2,198,000 was recorded during the year ended December 31, 2005.

Net loss from discontinued operations for the year ended December 31, 2004 includes the operations of the three properties classified as “Real estate held for sale” at December 31, 2005, the three properties sold during 2005 and three properties sold during 2004. The three properties sold during 2004 generated a net loss on sale of discontinued operations of $2,298,000. An income tax benefit on discontinued operations of $985,000 was recorded during the year ended December 31, 2004.

Net loss from discontinued operations for the year ended December 31, 2003 includes the operations of the three properties classified as “Real estate held for sale” at December 31, 2005, the three properties sold during 2005, three properties sold during 2004 and eleven properties sold during 2003. The eleven properties sold in 2003 generated a net gain on sale of discontinued operations of $2,540,000. The net gain recognized for 2003 was after taking into consideration an impairment charge totaling $7,500,000 recorded in 2003 related to four of the eleven properties. The impairment was based on the anticipated sales price less cost to sell as compared to the carrying value of the assets. An income tax benefit on discontinued operations of $1,656,000 was recorded during the year ended December 31, 2003.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Rental revenue	$6,927	$8,848	$15,075
Total expenses(1)	9,037	10,809	17,826
Loss on early extinguishment of debt	—	(613)	—
Net loss from discontinued operations before net gain (loss) on sale, impairment and income taxes	(2,110)	(2,574)	(2,751)
Net gain (loss) on sale of discontinued operations	7,895	(2,298)	2,540
Impairment of real estate assets	—	—	(7,500)
Income tax (expense) benefit	(2,198)	985	1,656
Net gain (loss) from discontinued operations	$3,587	$(3,887)	$(6,055)

(1)          Includes interest expense of $2,671, $3,156 and $5,135 for the years ended December 31, 2005, 2004 and 2003, respectively. Mortgage debt related to each of the Company’s properties included in discontinued operations was individually secured. As such, interest expense was based on each property’s respective loan.

NOTE 5. MORTGAGE LOAN RECEIVABLE

On October 27, 2003, the Company acquired a note secured by a property adjacent to an office property owned by the Company. The property consists of 42,860 square feet and is located in Houston, Texas. The purchase of this note was funded with a new loan to the Company from the lender that owned the note. Loan costs of approximately $41,000 were incurred in connection with the transaction. The note bore interest at 7.5% per annum. On August 2, 2004 the Company acquired the property. Acquisition costs of approximately $2,084,000 included settlement of the note, the issuance of 10,000 shares of restricted Common Stock and cash.

NOTE 6. INVESTMENT IN MANAGEMENT COMPANY

Pursuant to the Company’s 2001 consolidation transaction (“the Consolidation”), the Company acquired a portion of the property management business of CGS Real Estate Company, Inc (“CGS”). The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.

SFAS No. 142—“Goodwill and Other Intangible Assets”—requires intangible assets that are not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

At December 31, 2005, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 7. RELATED PARTY TRANSACTIONS

In December 2004, the Company received a $532,000 loan from John N. Galardi, a director and a principal stockholder of the Company. The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

In September 2004, the Company began managing an apartment complex owned by an affiliated entity of William J. Carden. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. During the year ended December 31, 2005 and 2004, the Company received management fees of $16,000 and $20,000 from this entity, respectively.  In April 2005, the Company received a commission of $176,400 from this entity in connection with the sale of the apartment complex.

In March 2004, the Company paid $224,520 (“Guarantee Fee”) to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company as of December 31, 2003.   The Company has agreed to pay the Guarantors an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations. The Guarantee Fee is to be paid for a maximum of three years on any particular obligation. In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year. The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors. For the year ended December 31, 2005, the Company has accrued $161,000 related to the Guarantee Fee payable for the 2005 year.

During 2004 and 2003, the Company made payments totaling $81,000 and $1,000,000, respectively, on its indebtedness to an entity affiliated with Mr. Carden and Mr. Galardi, reducing the balance due to $170,321 as of December 31, 2005.

During 2003, the Company acquired three office properties from an entity affiliated with Mr. Carden and Mr. Galardi. The properties are located in Houston, Texas and consist of approximately 160,742 rentable square feet. Acquisition costs of approximately $10,703,000 included assumed or new mortgage indebtedness, the issuance of 382,537 OP Units, deferred payments of $190,469 and cash.

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

In May 2003, Mr. Galardi purchased a total of 15,243 shares of the Company’s common stock from the Company for $16.40 per share.

In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. (“CGS”) whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS.   An affiliate of Mr. Carden is a principal stockholder of CGS. Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS. Mr. Carden and Mr. Galardi had agreed to guarantee this obligation of CGS, and they had secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. This amount, with accrued interest of 6% per annum, was due and payable to the Company on March 15, 2006.   In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $26,606 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance. The principal balance due as of December 31, 2004 was $243,858. In October 2005, CGS paid this balance in full.

In connection with the settlement of the Teachout litigation in 2003, Mr. Galardi and Mr. Carden acknowledged that they owed the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest were reflected as a component of equity in the Company’s consolidated financial statements. In March 2004, as part of the payment of the 2003 Guarantee Fee, interest due on this obligation for 2004 was paid in advance and $116,875 was applied to the principal due on this obligation. In December 2004, as part of the payment of the 2004 Guarantee Fee, interest due on this obligation for 2005 was paid in advance and $120,340 was applied to the principal due on this obligation. The balance due as of December 31, 2004 was $950,480. In October 2005, pursuant to the 2003 agreement, Mr. Carden, Mr. Galardi and CGS paid this balance due to the Company in full.

For the years ended December 31, 2005, 2004 and 2003, the Company paid $37,645, $134,890 and $98,763, respectively, for real estate related services to a firm in which Patricia A. Nooney, a former executive officer of the Company, holds an ownership interest. Ms. Nooney’s employment with the Company ceased in January 2006.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred professional fees of $2,878, $54,505 and $19,240, respectively, to a law firm in which Timothy R. Brown, a director of the Company, is a partner.

NOTE 8. NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2005, and 2004 (dollars in thousands):

		2005		2004
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Columbia	7/1/2006	2,756	10.50%	2,756	10.50%
12000 Westheimer	5/7/2007	452	6.80%	457	6.80%
Pacific Spectrum	6/10/2009	5,571	8.02%	5,637	8.02%
Morenci Professional Park	12/1/2009	1,786	6.60%	1,875	6.60%
7700 Building	7/10/2010	33,498	8.50%	33,820	8.50%
Bristol Bay	8/1/2011	7,276	7.58%	7,354	7.58%
Technology	8/1/2011	7,533	7.44%	7,616	7.44%
Creekside	12/1/2011	6,149	7.17%	6,219	7.17%
16350 Park Ten Place	5/11/2012	4,694	7.45%	4,743	7.45%
16360 Park Ten Place	5/11/2012	3,678	7.45%	3,716	7.45%
Southwest Pointe	6/1/2012	2,855	7.33%	2,885	7.33%
12000 Westheimer	8/11/2012	3,090	6.80%	3,126	6.80%
16350 Park Ten Place	8/11/2012	518	7.45%	524	7.45%
16360 Park Ten Place	8/11/2012	406	7.45%	411	7.45%
11500 Northwest Freeway	6/1/2014	4,323	5.93%	4,375	5.93%
11500 Northwest Freeway	6/1/2014	312	5.93%	316	5.93%
5850 San Felipe	8/1/2014	5,415	5.65%	5,483	5.65%
Northwest Corporate Center	8/1/2014	5,667	6.26%	5,730	6.26%
8100 Washington	2/22/2015	2,329	5.59%	2,390	7.41%
8300 Bissonnet	5/1/2015	4,758	5.51%	4,574	8.00%
5450 Northwest Central	9/1/2015	2,791	5.38%	2,769	6.00%
800/888 Sam Houston Parkway	12/29/2015	4,400	6.25%	2,920	6.00%
Corporate—Secured	10/1/2008	2,000	6.83%	—	—
Corporate—Unsecured	9/30/2006	60	7.15%	54	5.45%
Corporate—Unsecured		—	—	66	7.27%
Corporate—Unsecured		—	—	532	12.00%
Corporate—Unsecured		—	—	59	8.00%
	Subtotal	$112,317		$110,407
Variable Rate
Columbia	4/15/2006	$31	9.50%	$110	7.50%
Corporate—Unsecured	7/27/2006	95	8.25%	—	—
Corporate—Unsecured	5/31/2008	200	8.25%	300	20.00%
Corporate—Unsecured		—	—	58	0.00%
	Subtotal	$326		$468
Loan Premiums		1,900		2,355
	Total	$114,543		$113,230

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. The loan premium amounts amortized into interest expense totaled $455,000 and $509,000 for the years ended December 31, 2005 and 2004, respectively.

The Company has paid, refinanced or extended all material debt which was due to mature in 2005 and 2006 with the exception of a mortgage loan due to mature in July 2006 on its one remaining shopping center property. The lender was a major tenant at another shopping center property sold in 2005. The Company anticipates either refinancing the debt, negotiating a loan extension or selling this property.

On December 14, 2005, the Company refinanced its debt on 800 and 888 Sam Houston Parkway debt with a short-term $4,200,000 revolving credit promissory note with a bank. The balance due on the debt was  $1,884,000 and $1,725,000, respectively, at the time of the refinance. Net proceeds of $518,000 were received as a result of the refinance. On December 29, 2005, the Company entered into a long-term loan agreement in the amount of $4,400,000 with a credit union and paid the balance due on the revolving credit promissory note. The new loan bears interest at a fixed rate of 6.25% and matures in December 2015.

On October 14, 2005, the Company entered into a loan modification agreement with a bank that provided the Company an additional $3,500,000 (exclusive of loan costs) on Mira Mesa, an office property located in San Diego California. The modification increased the Company’s debt on the property from $9,000,000 to $12,500,000. The interest rate on the loan was changed from prime plus 1% to the one-year treasury constant maturity rate plus 3%. All other loan terms and conditions remained unchanged.  The Company also entered into a $2,500,000 loan agreement with the bank secured by three of the Company’s other assets. The  $2,500,000 note bears interest at the one-year treasury constant maturity rate plus 3% and matures in October 2008. In January 2006, the $12,500,000 loan was paid in full in connection with the sale of Mira Mesa and a $500,000 pay-down was made on the $2,500,000 loan in connection with the sale of the Company’s Sorrento II property.

On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note bears interest at prime plus 1% per annum and matures in July 2006.

On August 24, 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.

On April 6, 2005, the Company refinanced a $4,574,000 loan on 8300 Bissonnet, one of its office properties, due to mature in November 2005, and entered into a fixed rate promissory note in the amount of $4,758,000. The note bears interest at 5.51% per annum and matures in May 2015. Net cash paid to refinance the debt amounted to $65,000.

On February 22, 2005, the Company refinanced debt of $2,385,000 on 8100 Washington, one of its office properties, with a new loan in the amount of $2,350,000 and cash. The new loan bears interest at a fixed rate of 5.59% per annum and matures in February 2015. Net cash paid to refinance the debt amounted to $167,000.

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

In October 2004, the Company refinanced a $1,176,000 loan on 888 Sam Houston Parkway, one of its office properties, and entered into a revolving credit promissory note in the amount of $2,250,000, of which

$1,226,000 has been drawn to cover the repayment of existing debt and financing costs. The availability on the note as of December 31, 2004 was $1,024,000. The note bores interest at prime plus 1% per annum and was due to mature in December 2006. The loan was paid in December 2005 thru a refinance.

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

In May 2004, the Company refinanced a $3,132,000 loan on Mira Mesa, with a new one-year loan agreement in the amount of $7,500,000. The new loan, which contained two six-month extension options, bore interest at a fixed rate of 7.95% per annum. Net proceeds of $3,440,000 were received as a result of the refinance. The loan was paid in January 2006 in connection with the sale of the property.

In May 2004, the Company financed insurance premiums of $373,000 on its properties and agreed to pay a service fee of $85,000 over one year. The insurance premium note was paid in full in February 2005. The Company financed an additional insurance premium during 2004 of $133,000, with scheduled payments through June 2005. The balance was paid during the second quarter of 2005.

In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of December 31, 2005, the remaining balance of the loan was approximately $2,756,000.  The Company continues to discuss the non-compliance matter with the new lender. The new lender has not accelerated the loan.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2005, including debt noted in Note 9—Notes Payable, Litigation Settlement which was paid in January 2006, are as follows (dollars in thousands):

Year Ending December 31,
2006	$9,121
2007	1,839
2008	3,619
2009	8,272
2010	32,909
Thereafter	61,760
Subtotal	117,520
Premiums (net of accumulated amortization of $1,997)	1,900
Total	$119,420

NOTE 9. NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout litigation, which was documented in the third quarter of 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company. This repayment plan consisted of a promissory note in the amount of $8,800,000, which bore interest at 6% per annum and matured in March 2006. The note was payable to the former limited partners of Fund II, each of whom has a pro-rata interest in the note. Interest-only payments, which were payable quarterly, commenced June 2, 2003. The note could be prepaid in whole or in part at any time without penalty.

As part of the settlement, the Company agreed to pay legal fees totaling $1,200,000 to the plaintiff’s counsel. The Company made a scheduled payment of $250,000 in the third quarter of 2003 with the remaining $950,000 consisting of two promissory notes. The first note, in the amount of $700,000, bore interest at 6% per annum and matured in March 2006. Interest-only payments, which were payable quarterly, commenced June 2, 2003.  The second promissory note, in the amount of $250,000, bore no interest and matured in March 2006. The notes, which were secured by a second deed of trust on an office property owned by the Company, could be prepaid in whole or in part at any time without penalty.

During the fourth quarter of 2004, the Company purchased 2,347 of the 86,653 interests outstanding in the $8,800,000 promissory note. The Company paid $140,820 (or $60 per unit), which reduced it debt obligation related to the settlement by $238,338.

In October 2005, the Company made a principal pay-down of $4,634,630 on its note payable to the former limited partners of Fund II. The payment reduced the principal amount due on the note from $8,561,662 to $3,927,032. The payment represented a $55.00 per unit pay-down on the original obligation of $101.55 per unit.

Pursuant to prior agreements, Mr. Carden, Mr. Galardi and CGS paid their balances due to the Company (See Note 7).

In January 2006, the balance due of $3,927,032 to the former limited partners of Fund II and the $950,000 in legal fees to plaintiff’s counsel were paid in full

NOTE 10. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

During 2005, in connection with the refinance of 800 and 888 Sam Houston Parkway, the Company recorded a loss on early extinguishment of debt of $95,000 related to the write-off of unamortized loan costs.

During 2004, the Company recorded a net loss on early extinguishment of debt of $116,000. The net loss consisted of (i) a prepayment penalty of $120,000 and the write-off of unamortized loan costs of $94,000 in connection with the 2004 refinance of San Felipe, and (ii) a $98,000 gain related to the purchase of interests of former limited partners of Fund II in the $8,800,000 promissory note related to the settlement of the Teachout litigation. The Company purchased 2,347 of the 86,653 interests outstanding at $60 per unit, which reduced its debt obligation related to the settlement $238,338.

During 2003, in connection with the 2003 refinance of San Felipe, the Company recorded a loss on early extinguishments of debt of $145,000 related to the write-off of an unamortized loan discount and prepayment penalty.

The net loss on early extinguishment of debt is included in other income in the consolidated statements of operations.

NOTE 11. MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.35% and 12.50% limited partnership interest in the Operating Partnership at December 31, 2005 and December 31, 2004, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

During the year ended December 31, 2005, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.

During the year ended December 31, 2004, a total of 35,772 OP Units were exchanged for 8,936 shares of Common Stock.

NOTE 12. REDEEMABLE COMMON STOCK

On October 23, 2001, the Company issued 5,000 shares of its Common Stock, $.01 par value per share, with the holder’s right to compel the sale of the stock back to the Company (the “Put”) at a fixed price of $60.00 per share during the period from October 31, 2002 to November 30, 2002. The Put exercise period was subsequently extended to November 30, 2004 through December 31, 2004. In December 2004, the Company received notice that the holder exercised its right to sell the Common Stock back to the Company for $60.00 per share or a total of $300,000 and subsequently agreed to pay the sum in twelve monthly installments of $25,000 in 2005. During 2005, the Company paid the twelve installments and placed the 5,000 shares into treasury.

NOTE 13. REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.

During 2005, a total of 79,312 shares were repurchased in open market transactions, increasing the number of shares repurchased to 95,486. The total cost of the 2005 repurchases amounted to $855,000 at an average price of $10.59 per share.

In December 2005, the Company repurchased 5,000 shares for $300,000 ($60.00 per share) pursuant to a put and call agreement entered into in 2001 (See Note 12).

In November 2005, the Company repurchased 2,625 shares from a former employee for $31,106 ($11.85 per share).

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

In September 2004, in conjunction with a resignation agreement, an employee relinquished 1,250 shares of restricted common stock.

NOTE 14. INCOME TAXES

The provision for income taxes on income consists of the following for the periods ended December 31, 2005, 2004 and 2003 (thousands of dollars):

	2005	2004	2003
Current expense (benefit):
Federal	—	—	—
State	—	—	—
Deferred expense (benefit):
Federal	$(3,006)	$(1,989)	$234
State	(354)	(233)	44
	$(3,360)	$(2,222)	$278

The Company has federal and state net operating loss carryforwards of approximately $12,576,000 and $10,813,000, respectively, as of December 31, 2005.

The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss expires in 2022 through 2025.

For the three years ended December 31, 2005, the reported income tax (benefit) expense differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

	December 31, 2005	December 31, 2004	December 31, 2003
Expected income tax benefit at statutory federal rate	$(3,241)	$(3,747)	$(3,991)
State income tax benefit	(381)	—	—
Income not taxable	(174)	(478)	(164)
Charges not deductible	24	39	118
Minority interest	162	578	701
Losses with no current benefit	—	1,386	3,614
Adjustments to true-up prior year	238	—	—
Other, net	12	—	—
Income tax (benefit) expense	$(3,360)	$(2,222)	$278

The components of deferred tax assets and liabilities consist of the following as of December 31, 2005 and December 31, 2004, respectively (thousands of dollars):

	December 31, 2005	December 31, 2004
Deferred tax assets:
Net operating losses	$4,704	$4,090
Allowance for bad debts	68	116
Capitalized lease costs	181	276
Less: Valuation allowance	—	—
Total deferred tax asset	4,953	4,482
Deferred tax liabilities:
Built-in gains	(4,260)	(4,996)
Straight-line rents receivable	(640)	(595)
Total deferred tax liabilities	(4,900)	(5,591)
Net deferred tax asset (liability)	$53	$(1,109)

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

In 2002, management reevaluated an earlier decision and determined that it may sell certain of the Company’s real estate assets outside of tax-deferred exchanges. If the Company elects REIT status, during the 10-year period following such election, the Company will be subject to an entity level tax on the income it recognizes upon the sale of assets contributed by certain partnerships that it held before electing REIT status in an amount up to the amount of the built-in gains at the time the Company becomes a REIT. The potential tax related to this built-in gain for book purposes is approximately $13,165,000. Therefore, in 2002, the Company recognized a deferred tax liability for this potential tax and has recorded this liability as a charge to equity.  During 2002, the deferred tax liability for the built-in gains was reduced primarily due to the tax effect of impairments recorded for certain real estate assets held.

Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, for the three years ended December 31, 2005, no valuation allowance has been recorded and the valuation allowance previously recorded in 2001 has been reversed. The tax effect of the impairments recorded and the reversal of the previously recorded allowance along with the tax benefits of the current year tax assets have been recorded in the statement of operations as an income tax benefit.

NOTE 15. NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect would be antidilutive. Net loss per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss before discontinued operations	$(5,853)	$(5,220)	$(8,293)
Discontinued operations:
Loss from discontinued operations	(2,110)	(2,574)	(2,751)
Gain (loss) on sale of discontinued operations	7,895	2,298	2,540
Impairment of real estate asset	—	—	(7,500)
Income tax (expense) benefit	(2,198)	985	1,656
Income (loss) from discontinued operations	3,587	(3,887)	(6,055)
Net loss	$(2,266)	$(9,107)	$(14,348)
Basic and diluted per share data:
Net loss before discontinued operations	$(4.02)	$(3.37)	$(5.59)
Income (loss) from discontinued operations	2.46	(2.50)	(4.08)
Net loss	$(1.56)	$(5.87)	$(9.67)
Basic weighted average shares used	1,457,079	1,551,189	1,483,675

NOTE 16. STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect the Plan, which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.  The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2005, 120,563 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

The following table summarizes activity and outstanding options under the plan:

	Shares Under Option	Weighted Average Exercise Price
Outstanding on January 1, 2003	47,375	$41.68
Granted(1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08
Granted(1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76
Granted(1)	6,250	$8.10
Outstanding on December 31, 2005	39,875	$23.84
Exercisable as of:
December 31, 2003	31,328	$42.80
December 31, 2004	21,766	$33.31
December 31, 2005	29,875	$28.49

(1)          The exercise price of the stock options granted was equal to the fair market value on the date of grant.

The following table summarizes certain information for options outstanding on December 31, 2005:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.10 - $12.20	21,250	8.2 years	$11.69
$20.12 - $27.16	11,188	6.5 years	$24.77
$60.00 - $60.00	7,437	5.8 years	$60.00

The following table summarizes certain information for options exercisable on December 31, 2005:

Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.10 - $12.20	11,250	$11.34
$20.12 - $27.16	11,188	$24.77
$60.00 - $60.00	7,437	$60.00

The Company accounts for the Plan under APB Opinion 25. Therefore, no compensation cost has been recognized for the granting of options. The estimated fair value of options granted during the periods ended December 31, 2005, 2004 and 2003, were $6.04, $6.60 and $6.96 per share, respectively. The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants:  expected volatility of 62%, 40% and 53% the 2005, 2004 and 2003, respectively; risk-free interest rate of 4.28%, 4.50% and 3.85% for 2005, 2004 and 2003, respectively; and expected lives of 10 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

No shares were issued under the Plan as restricted stock during the three years ended December 31, 2005.  The recipient of restricted stock has the right to vote all shares, to receive and retain all cash dividends payable to holders of ASR shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of ASR shares, with the exception that the recipient may not transfer the ASR shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. For the period ended December 31, 2003, 2004 and 2005, $332,000, $101,000 and $55,000, respectively, was recognized as expense for restricted shares issued. As of December 31, 2005, all shares issued as restricted stock are fully vested and compensation expense to restricted shares issued have been recognized in their entirety.

NOTE 17. COMMITMENTS AND CONTINGENCIES

The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:

The Company is a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit, filed January 21, 2005 in the United States District Court for the Southern District of California, is associated with a participating profits agreement. The plaintiff, Warren F. Ryan, seeks general damages, including interest, of $700,000 or according to proof at trial; special damages in an unspecified amount; declaratory relief, and miscellaneous relief such as attorney’s fees and costs. Discovery has commenced in this action and, under the current schedule, discovery is set to close on May 31, 2006. The Court has not set a trial date. The Company believes that this claim is without merit and is vigorously defending itself.

The Company is aware that two of its properties may contain hazardous substances above reportable levels. Both properties are in located their respective state’s environmental funds. During 2005, the Company accrued a $75,000 liability for future environmental cleanup efforts for one of the properties. These efforts, which have been approved by the regulatory authorities, will take place over the next two years. The accrual is reflected on the Company’s consolidated financial statements as of December 31, 2005. It is anticipated that cleanup costs for the other property will be paid by the state. Consequently, no amount has been accrued in the Company’s consolidated financial statements for the other property.

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

NOTE 18. SEGMENT INFORMATION

As of December 31, 2005, the Company owned a diverse portfolio of properties comprising office, industrial and a shopping center property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is located in Columbia, South Carolina.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2005, 2004, and 2003 is as follows (dollars in thousands):

	Office	Industrial	Shopping Center	Other	Property Total
2005
Rental revenue	$17,397	$2,241	$281	$—	$19,919
Property operating expenses	7,917	687	76	36	8,716
Net operating income (NOI)	$9,480	$1,554	$205	$(36)	$11,203
Real estate assets, net	$111,183	$13,860	$1,635	$33	$126,711
2004
Rental revenue	$16,861	$2,348	$289	$—	$19,498
Property operating expenses	6,483	528	67	35	7,113
Net operating income (NOI)	$10,378	$1,820	$222	$(35)	$12,385
Real estate assets, net	$114,258	$14,618	$1,704	$50	$130,630
2003
Rental revenue	$14,610	$2,412	$295	$57	$17,374
Property operating expenses	5,630	595	120	74	6,419
Net operating income (NOI)	$8,980	$1,817	$175	$(17)	$10,955
Real estate assets, net	$108,968	$15,331	$1,836	$99	$126,234

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	2005	2004	2003
REVENUES
Total revenues for reportable segments	$19,919	$19,498	$17,374
Other revenues	350	235	139
Total consolidated revenues	$20,269	$19,733	$17,513
NET INCOME
NOI for reportable segments	$11,203	$12,385	$10,955
Unallocated amounts:
Interest and other income	350	235	139
General and administrative expenses	(3,703)	(4,438)	(6,801)
Depreciation and amortization	(8,464)	(7,534)	(6,444)
Interest expense	(8,824)	(9,273)	(7,843)
Net loss on extinguishment of debt	(95)	(116)	(145)
Net loss from operations before deferred income tax benefit (expense), minority interest and discontinued operations	(9,533)	(8,741)	(10,139)
Deferred income tax benefit (expense)	3,360	2,222	(278)
Minority interest	320	1,299	2,124
Income (loss) from discontinued operations	3,587	(3,887)	(6,055)
Net loss	$(2,266)	$(9,107)	$(14,348)
ASSETS
Total assets for reportable segments	$126,711	$130,630	$126,234
Real estate held for sale	22,272	43,198	59,914
Cash and cash equivalents	300	589	2,937
Tenant and other receivables, net	455	539	364
Deferred rent receivable	1,245	1,138	784
Deferred tax asset	53	—	—
Mortgage loan receivable, net of discount	—	—	1,667
Insurance proceeds receivable	—	—	6,500
Investment in management company	4,000	4,000	4,000
Deposits held in escrow for tax-deferred exchanges	5,210	—	—
Prepaid and other assets, net	8,939	7,451	5,603
Total consolidated assets	$169,185	$187,545	$208,003

NOTE 19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2005 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
REVENUES:
Rental revenue	$4,967	$4,910	$5,051	$4,991
Interest and other income	49	208	80	13
Total revenues	5,016	5,118	5,131	5,004
EXPENSES:
Operating expenses	2,882	2,965	3,341	3,231
Depreciation and amortization	2,032	2,078	2,132	2,222
Interest expense	2,248	2,183	2,209	2,184
Total expenses	7,162	7,226	7,682	7,637
OTHER LOSS:
Net loss on extinguishment of debt	—	—	—	(95)
Total other loss	—	—	—	(95)
Net loss before deferred income tax benefit and minority interest	(2,146)	(2,108)	(2,551)	(2,728)
Deferred income tax benefit	—	—	—	3,360
Net loss before minority interest	(2,146)	(2,108)	(2,551)	632
Minority interest	29	329	197	(235)
Net loss from continuing operations	(2,117)	(1,779)	(2,354)	397
Income (loss) from discontinued operations	1,918	(494)	1,021	1,142
Net (loss) income	$(199)	$(2,273)	$(1,333)	$1,539
Basic and diluted per share data:
Net loss from continuing operations	$(1.41)	$(1.21)	$(1.63)	$0.28
Income (loss) from discontinued operations	1.28	(0.33)	0.71	0.81
Net (loss) income	$(0.13)	$(1.54)	$(0.92)	$1.09

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2004 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
REVENUES:
Rental revenue	$4,954	$4,824	$4,594	$5,126
Interest and other income	80	82	49	24
Total revenues	5,034	4,906	4,643	5,150
EXPENSES:
Operating expenses	2,819	2,906	3,113	2,713
Depreciation and amortization	1,819	1,871	1,859	1,985
Interest expense	2,248	2,326	2,361	2,338
Total expenses	6,886	7,103	7,333	7,036
OTHER INCOME (LOSS):
(Loss) income on extinguishment of debt	—	—	(214)	98
Total other (loss) income	—	—	(214)	98
Net loss before deferred income tax expense and minority interest	(1,852)	(2,197)	(2,904)	(1,788)
Deferred income tax benefit	—	—	—	2,222
Net (loss) income before minority interest	(1,852)	(2,197)	(2,904)	434
Minority interest	263	423	704	(91)
Net (loss) income from continuing operations	(1,589)	(1,774)	(2,200)	343
Net (loss) income from discontinued operations	(236)	(1,157)	(2,760)	266
Net (loss) income	$(1,825)	$(2,931)	$(4,960)	$609
Basic and diluted per share data:
Net (loss) income from continuing operations	$(1.02)	$(1.14)	$(1.41)	$0.23
(Loss) income from discontinued operations	(0.15)	(0.74)	(1.76)	0.17
Net (loss) income	$(1.17)	$(1.88)	$(3.17)	$0.40

NOTE 20. SUBSEQUENT EVENTS

On March 14, 2006, the Company sold Countryside, a 82,873 square foot office property located in Palatine, Illinois for a sales price of $7,950,000. Proceeds of approximately $1,600,000 were received as a result of the transaction, of which approximately $1,100,000 is being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange.

On February 10, 2006, the Company purchased 2470 Gray Falls, a 41,475 square foot office property located in Houston, Texas. Acquisition costs of approximately $2,600,000 consisted of seller financing and proceeds from a tax-deferred exchange.

On February 2, 2006, the Company purchased 2401 Fountainview, a 174,369 square foot office property located in Houston, Texas. Acquisition costs of approximately $17,000,000 consisted of a new mortgage loan and proceeds from a tax deferred exchange.

On January 13, 2006, the Company sold Mira Mesa, a 88,295 square foot office property located in San Diego, California for a sales price of $20,258,000. Proceeds of approximately $7,000,000 were received as a result of the transaction, of which approximately $6,000,000 is being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange. The Company anticipates a gain will be recorded in the first quarter of 2006 as a result of the sale.

On January 6, 2006, the Company sold Sorrento II, a 88,073 square foot industrial property located in San Diego, California for a sales price of $18,300,000. Proceeds of approximately $2,700,000 were received as a result of the transaction, of which approximately $1,800,000 is being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange. The Company anticipates a gain will be recorded in the first quarter of 2006 as a result of the sale.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year(1)	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2005 Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2004 Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2003 Allowance for loss on real estate held for investment	$472	$—	$—	$472

(1)          Valuation allowance of $472 on Columbia NE (the Company’s shopping center property) established in 2002 as the estimated fair market value declined below book value.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company(1)		Cost capitalized subsequent to acquisition(3)	Gross amount carried at December 31, 2005(4)
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total
Office Properties:
San Felipe, TX	$5,415	$2,290	$4,290	$758	$2,290	$5,048	$7,338
Creekside, CA	6,149	2,790	6,460	406	2,790	6,866	9,656
Bristol Bay, CA	7,276	1,620	7,880	257	1,620	8,137	9,757
7700 Building, CA	33,498	9,150	40,390	2,057	9,150	42,447	51,597
Northwest Corporate Center, MO	5,667	1,550	5,230	1,532	1,550	6,762	8,312
16350 Park Ten, TX	5,212	1,174	5,324	299	1,174	5,623	6,797
16360 Park Ten, TX	4,084	900	4,192	445	900	4,637	5,537
800 Sam Houston Parkway, TX	2,200	1,000	1,121	418	1,000	1,539	2,539
888 Sam Houston Parkway, TX	2,200	500	892	317	500	1,209	1,709
5450 Northwest Central, TX	2,791	854	2,622	291	854	2,913	3,767
12000 Westheimer, TX	3,542	1,878	2,432	150	1,878	2,582	4,460
8100 Washington, TX	2,329	600	2,317	65	600	2,382	2,982
8300 Bissonnet, TX	4,758	1,400	3,990	92	1,400	4,082	5,482
Pacific Spectrum, AZ	5,571	1,460	6,880	787	1,460	7,667	9,127
11500 NW Freeway, TX	4,635	2,278	3,621	245	2,278	3,866	6,144
Office Total	$95,327	$29,444	$97,641	$8,119	$29,444	$105,760	$135,204
Industrial Properties:
Southwest Point, TX	2,855	1,800	1,530	296	1,800	1,826	3,626
Morenci Professional Park, IN	1,786	790	2,680	58	790	2,738	3,528
Technology, TX	7,532	580	9,360	53	580	9,413	9,993
Industrial Total	$12,173	$3,170	$13,570	$407	$3,170	$13,977	$17,147
Shopping Center Property:
Columbia NE, SC(2)	2,788	1,050	1,530	103	1,050	1,161	2,211
Shopping Center Total	$2,788	$1,050	$1,530	$103	$1,050	$1,161	$2,211
Other:
American Spectrum Realty	2,000	—	138	126	—	264	264
Other Total	$2,000	$—	$138	$126	$—	$264	$264
Combined Total	$112,288	$33,664	$112,879	$8,755	$33,664	$121,162	$154,826
Real Estate Held for Sale
Office Properties:
Mira Mesa, CA	12,500	810	6,904	2,518	810	9,422	10,232
Sorrento II, CA	8,834	780	7,079	1,392	780	8,471	9,251
Countryside Office Park, IL	4,852	2,027	4,000	680	2,027	4,680	6,707
Total	$26,186	$3,617	$17,983	$4,590	$3,617	$22,573	$26,190

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(Dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
San Felipe, TX	1,158	1977	2001	5-40
Creekside, CA	1,738	1984	2001	5-40
Bristol Bay, CA	1,980	1988	2001	5-40
7700 Building CA	10,708	1989	2001	5-40
Northwest Corporate Center, MO	1,669	1983-1987	2001	5-40
16350 Park Ten, TX	1,232	1979	2002	5-40
16360 Park Ten, TX	1,062	1981	2002	5-40
800 Sam Houston Parkway, TX	150	1980	2004	5-40
888 Sam Houston Parkway, TX	267	1979	2002	5-40
5450 Northwest Central, TX	442	1979	2003	5-40
12000 Westheimer, TX	444	1981	2003	5-40
8100 Washington, TX	345	1980	2003	5-40
8300 Bissonnet, TX	525	1981	2003	5-40
Pacific Spectrum, AZ	2,023	1986	2001	5-40
11500 NW Freeway, TX	278	1983	2004	5-40
Office Total	$24,021
Industrial Properties:
Southwest Point, TX	564	1972	2001	5-40
Morenci Professional Park, IN	692	1975-1979	2001	5-40
Technology, TX	2,031	1986	2001	5-40
Industrial Total	$3,287
Shopping Center Property:
Columbia NE, SC(2)	576	1991	2001	5-25
Shopping Center Total	$576
Other:
American Spectrum Realty—FF&E	231	—	—	3-5
Other Total	$231
Combined Total	$28,115
Real Estate Held for Sale
Industrial Properties:
Mira Mesa, CA	2,674	1986	2001	5-40
Sorrento II, CA	2,085	1988	2001	5-40
Countryside, IL	1,447	1984	2001	5-40
Total	$6,206

(1)           Initial cost and date acquired, where applicable.

(2)           Valuation allowance of $472 established in 2002 as the estimated fair market value declined below book value.

(3)           Costs capitalized are offset by retirements and write-offs.

(4)           The aggregate cost for federal income tax purposes is $94,849.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(Dollars in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2005	2004	2003
Rental Property:
Balance at beginning of year	$150,769	$139,152	$123,309
Additions during year:
Property acquisitions and additions	4,118	11,640	16,128
Retirements/sales	(61)	(23)	(285)
Balance at end of year	$154,826	$150,769	$139,152
Accumulated Depreciation:
Balance at beginning of year	$20,139	$12,918	$6,702
Additions during year:
Depreciation	8,037	7,244	6,307
Retirements/sales	(61)	(23)	(91)
Balance at end of year	$28,115	$20,139	$12,918

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 15, 2006	/s/ WILLIAM J. CARDEN
William J. Carden Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer
Date: March 15, 2006	/s/ G. ANTHONY EPPOLITO
G. Anthony Eppolito Vice President, Treasurer and Secretary (Principal Accounting Officer)
Date: March 15, 2006	/s/ TIMOTHY R. BROWN
Timothy R. Brown
Director
Date: March 15, 2006	/s/ WILLIAM W. GEARY, JR.
William W. Geary, Jr.
Director
Date: March 15, 2006	/s/ LAWRENCE E. FIEDLER
Lawrence E. Fiedler
Director
Date: March 15, 2006	/s/ JOHN N. GALARDI
John N. Galardi
Director
Date: March 15, 2006	/s/ JOHN F. ITZEL
John F. Itzel
Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002.
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors—Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)

10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30

Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum—Midwest, American Spectrum—Arizona, American Spectrum—California and American Spectrum—Texas, Inc.(1)

10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.32

Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34

Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.35

Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37

Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.38

Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39

Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002

10.40

Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.41

Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.42

Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.43

Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

21	Significant Subsidiaries of the Company
23	Accountants’ Consent—Form 10-K
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.