Form 10-Q
period 2006-03-31
AMERICAN SPECTRUM REALTY INC
filed 2006-05-09
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
As of May 1, 2006 1,393,026 shares of Common Stock ($.01 par value) were outstanding.

Page No.
PART I FINANCIAL INFORMATION

Item 1 Financial Statements
Consolidated Condensed Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005
Consolidated Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)
Consolidated Condensed Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)
Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)
Notes to Consolidated Condensed Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures about Market Risk
Item 4 Controls and Procedures

PART II OTHER INFORMATION

Item 1 Legal Proceedings
Item 1A Risk Factors
Item 6 Exhibits and Reports on Form 8-K
Articles of Amendment of the Company
Certification pursuant to Section 302
Certification pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Real estate held for investment	$192,573	$154,826
Accumulated depreciation	(30,437)	(28,115)

Real estate held for investment, net	162,136	126,711

Real estate held for sale	—	22,272
Cash and cash equivalents	1,215	300
Tenant and other receivables, net of allowance for doubtful accounts of $193 and $135, respectively	598	455
Deferred rents receivable	1,234	1,245
Deferred tax asset	53	53
Deposits held in escrow for tax-deferred exchanges	4,533	5,210
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,487	8,939

Total Assets	$183,256	$169,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $1,791 and $1,900, respectively	$141,812	$114,543
Notes payable, litigation settlement	—	4,877
Liabilities related to real estate held for sale	—	27,953
Accounts payable	1,481	2,194
Accrued and other liabilities (including $334 and $331, respectively, to related parties)	5,900	5,468

Total Liabilities	149,193	155,035

Minority interest	7,783	5,136

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,601,427 and 1,598,615 shares, respectively; outstanding, 1,393,026 and 1,390,214 shares, respectively	16	16
Additional paid-in capital	46,407	46,367
Accumulated deficit	(17,663)	(34,889)
Treasury stock, at cost, 208,401 shares, respectively	(2,480)	(2,480)

Total Stockholders’ Equity	26,280	9,014

Total Liabilities and Stockholders’ Equity	$183,256	$169,185

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Rental revenue	$5,577	$4,967
Interest and other income	74	49

Total revenues	5,651	5,016

EXPENSES:
Property operating expense	2,496	1,962
General and administrative	920	920
Depreciation and amortization	2,461	2,032
Interest expense	2,185	2,248

Total expenses	8,062	7,162

Net loss before minority interest	(2,411)	(2,146)

Minority interest (share from continuing operations)	321	268

Net loss from continuing operations	(2,090)	(1,878)

Discontinued operations:
Loss from operations	(65)	(542)
Gain on sale of discontinued operations	22,349	2,460
Minority interest	(2,968)	(239)

Income from discontinued operations	19,316	1,679

Net income (loss)	$17,226	$(199)

Basic and diluted per share data:
Net loss from continuing operations	$(1.50)	$(1.25)
Income from discontinued operations	13.87	1.12

Net income (loss)	$12.37	$(0.13)

Basic weighted average shares used	1,392,089	1,499,419
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common	Common	Paid-In		Treasury
	Shares	Stock	Capital	Accumulated Deficit	Stock	Total Equity

Balance, January 1, 2006	1,598,615	$16	$46,367	$(34,889)	$(2,480)	$9,014
Exercise of stock options	2,812	—	32	—	—	32
Stock-based compensation		—	8	—	—	8
Net income		—	—	17,226	—	17,226

Balance, March 31, 2006	1,601,427	$16	$46,407	$(17,663)	$(2,480)	$26,280

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Revised)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,226	$(199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,536	2,792
Deferred rental expense (income)	11	(50)
Minority interest	2,647	(29)
Net gain on sales of real estate assets	(22,349)	(2,460)
Deferred compensation expense	—	19
Stock-based compensation expense	8	—
Interest on receivable from principal stockholders	—	(13)
Amortization of note payable premiums, included in interest expense	(109)	(119)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	96	18
Decrease in accounts payable	(930)	(55)
Decrease in prepaid and other assets	397	208
Increase (decrease) in accrued and other liabilities	123	(396)

Net cash used in operating activities	(344)	(284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	33,583	4,921
Capital improvements to real estate assets	(916)	(1,175)

Net cash provided by investing activities:	32,667	3,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	2,350
Repayment of borrowings – property sales	(26,165)	(1,574)
Repayment of borrowings – refinances	—	(2,385)
Repayment of borrowings – scheduled payments	(398)	(693)
Note payments, litigation settlement	(4,877)	—
Repurchase of common stock	—	(22)
Proceeds from exercise of stock options	32	—

Net cash used in financing activities:	(31,408)	(2,324)

Increase in cash	915	1,138

Cash and cash equivalents, beginning of period	300	589

Cash and cash equivalents, end of period	$1,215	$1,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,309	$2,850
Cash paid for income taxes	10	24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$—	$12
Debt assumed in connection with acquisitions of real estate assets	11,302	—
Borrowings in connection with acquisitions of real estate assets	16,452	—
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2006, held the sole general partner interest of .97% and a limited partnership interest totaling 85.71%. As of March 31, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 23 properties, which consisted of 19 office buildings, three industrial properties, and one shopping center. The 23 properties are located in six states.
During the first quarter of 2006, the Company purchased four office properties located in Houston, Texas. Three properties were sold during the first quarter of 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from refinancing activities.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company anticipates refinancing this loan prior to maturity. There can be no assurances, however, that this refinance will occur. If this refinance does not occur, the Company may not sufficient cash to meet its obligations.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2005 and March 31, 2006 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2005 and 2006. All adjustments represent normal recurring items. The results interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation.
All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATIONS AND REVISIONS
In the prior year filing, net cash provided by operations of discontinued operations was presented in a single line item on the Company’s Consolidated Condensed Statement of Cash Flows. The Company has revised its presentation to eliminate this one caption display and presents net cash provided by operations of discontinued operations within the individual components of cash used in operating activities.
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 9 for a further discussion on stock-based compensation.
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.32% and 13.35% limited partnership interest in the Operating Partnership at March 31, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company recorded losses from continuing operations for the three months ended March 31, 2006 and 2005. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 37,063 and 33,625 and OP Units (other than those held by the Company) outstanding of 857,159 and 861,043 (convertible into approximately 214,289 and 215,260 shares of common stock), at March 31, 2006 and 2005, respectively, have not been included in the Company’s net income (loss) per share calculations since their effect would be anti-dilutive.
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
NOTE 3. REAL ESTATE
ACQUISITIONS
2006.
On March 28, 2006, the Company purchased 6677 Gessner, a 93,912 square foot office property located in Houston, Texas. Acquisition costs of approximately $11,900,000 consisted of assumption of debt and use of proceeds from a tax-deferred exchange.
On March 15, 2006, the Company purchased 2855 Mangum, a 71,849 square foot office property located in Houston, Texas. Acquisition costs of approximately $5,400,000 consisted of assumption of debt, seller financing and use of proceeds from a tax-deferred exchange.
On February 10, 2006, the Company purchased 2470 Gray Falls, a 41,475 square foot office property located in Houston, Texas. Acquisition costs of approximately $2,600,000 consisted of seller financing and use of proceeds from a tax-deferred exchange.
On February 2, 2006, the Company purchased 2401 Fountainview, a 174,369 square foot office property located in Houston, Texas. Acquisition costs of approximately $17,000,000 consisted of a new mortgage loan and use of proceeds from a tax-deferred exchange.
2005.
No properties were acquired during the first quarter of 2005.
DISPOSITIONS
2006.
During the first quarter of 2006, the Company sold three properties for an aggregate sales price of $46,508,000. Sorrento II, an 88,073 square foot industrial property located in San Diego, California was sold January 6, 2006. Mira Mesa, an 88,295 square foot office property located in San Diego, California was sold January 13, 2006. Countryside, an 82,873 square foot office property located in Palatine, Illinois was sold March 14, 2006. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $8,800,000 was held in escrow to assist the funding of future acquisitions in tax-deferred exchanges. The Company recorded a gain on sale of $22,349,000 in connection with the transactions, which are reflected as discontinued operations in the consolidated statements of operations. On February 2, 2006 approximately $4,300,000 of the funds held in escrow were used to assist with a property acquisition.
2005.
The Company sold three properties during 2005 for an aggregate sales price of $27,043,000. The Lakes, a 311,912 square foot/408 unit apartment complex located in Hazelwood, Missouri, was sold October 27, 2005. Richardson Plaza a 107,827 square foot shopping center located in Columbia, South Carolina was sold September 22, 2005. Sorrento I, a vacant 43,036 square foot single tenant industrial property located in San Diego, California, was sold March 1, 2005.

A gain of sale of $7,895,000 was generated in connection with the sales for the year ended December 31, 2005, of which $2,400,000 was recorded during the first quarter of 2005 related to Sorrento I. The three sales generated proceeds of $15,298,000 of which $5,210,000 was held in escrow as of December 31, 2005. During the first quarter of 2006, the escrow funds were used to assist with the funding of two office properties acquired in Houston, Texas.
In the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.
NOTE 4. DISCONTINUED OPERATIONS
Real estate assets held for sale.
As of December 31, 2005, Mira Mesa, Sorrento II and Countryside were classified as “Real estate held for sale.” Mira Mesa and Sorrento II, both office properties located in San Diego, California, were sold January 6, 2006 and January 13, 2006, respectively. Countryside, an office property located in Palatine, Illinois, was sold March 14, 2006.
The carrying amounts of the properties classified as “Real estate held for sale” at December 31, 2005 are summarized below (dollars in thousands). No real estate assets were classified as held for sale by the Company at March 31, 2006.

Condensed Consolidated Balance Sheet	December 31, 2005
Real estate	$19,984
Other	2,288

Real estate assets held for sale	$22,272

Note payable, net	$26,186
Accounts payable	755
Accrued and other liabilities	1,012

Liabilities related to real estate held for sale	$27,953

Net income from discontinued operations.
Net income from discontinued operations of $19,316,000 for the three months ended March 31, 2006 includes gains generated on the sales of Sorrento II, Mira Mesa, and Countryside, and the properties’ operating results through their respective disposition dates.
Net income from discontinued operations of $1,679,000 for the three months ended March 31, 2005 includes a gain generated on March 2005 sale of Sorrento I, the operating results of the three properties sold in 2006 and the three properties sold in 2005.
The condensed consolidated statements of operations of discontinued operations for the three months ended March 31, 2006 and 2005 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2006	2005

Rental revenue	$381	$1,891
Total expenses	446	2,433
Net loss from discontinued operations before gain on sale	(65)	(542)
Gain on sale of discontinued operations	22,349	2,460
Minority interest from discontinued operations	(2,968)	(239)

Net gain from discontinued operations	$19,316	$1,679

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of March 31, 2006 and December 31, 2005 (dollars in thousands):

		March 31, 2006		December 31, 2005
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate
Fixed Rate
Columbia (1)	7/1/2006	2,756	10.50%	2,756	10.50%
2470 Gray Falls (2)	12/29/2006	2,076	5.00%	—	—
12000 Westheimer	5/7/2007	450	6.80%	452	6.80%
Pacific Spectrum	6/10/2009	5,552	8.02%	5,571	8.02%
Morenci Professional Park	12/1/2009	1,766	6.60%	1,786	6.60%
7700 Building	7/10/2010	33,404	8.50%	33,498	8.50%
Bristol Bay	8/1/2011	7,254	7.58%	7,276	7.58%
Technology	8/1/2011	7,509	7.44%	7,533	7.44%
Creekside	12/1/2011	6,129	7.17%	6,149	7.17%
16350 Park Ten Place	5/11/2012	4,680	7.45%	4,694	7.45%
16360 Park Ten Place	5/11/2012	3,667	7.45%	3,678	7.45%
2855 Mangum (2)	5/11/2012	2,702	7.45%	—	—
2855 Mangum (2)	5/11/2012	1,627	6.00%	—	—
Southwest Pointe	6/1/2012	2,846	7.33%	2,855	7.33%
12000 Westheimer	8/11/2012	3,080	6.80%	3,090	6.80%
16350 Park Ten Place	8/11/2012	517	7.45%	518	7.45%
16360 Park Ten Place	8/11/2012	405	7.45%	406	7.45%
11500 Northwest Freeway	6/1/2014	4,308	5.93%	4,323	5.93%
11500 Northwest Freeway	6/1/2014	311	5.93%	312	5.93%
5850 San Felipe	8/1/2014	5,396	5.65%	5,415	5.65%
Northwest Corporate Center	8/1/2014	5,649	6.26%	5,667	6.26%
6677 North Gessner Road (2)	9/1/2014	8,600	5.32%	—	—
8100 Washington	2/22/2015	2,321	5.59%	2,329	5.59%
8300 Bissonnet	5/1/2015	4,758	5.51%	4,758	5.51%
5450 Northwest Central	9/1/2015	2,781	5.38%	2,791	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,386	6.25%	4,400	6.25%
2401 Fountainview (2)	3/1/2016	12,750	5.82%	—	—
Corporate – Secured	10/1/2008	2,000	6.83%	2,000	6.83%
Corporate – Unsecured	9/30/2006	34	7.15%	60	7.15%

	Subtotal	$139,714		$112,317

Variable Rate
Columbia (1)	5/15/2006	$12	10.25%	$31	9.50%
Corporate — Unsecured	7/27/2006	95	8.75%	95	8.25%
Corporate — Unsecured	5/31/2008	200	8.75%	200	8.25%

	Subtotal	$307		$326
Loan Premiums		1,791		1,900

	Total	$141,812		$114,543

(1)	Loans were paid in May 2006.

(2)	Represents loans encumbering the Company’s properties acquired during the first quarter of 2006.
Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of March 31, 2005 and December 31, 2004, the unamortized debt premiums included in the above schedule were $1,791,000 and $1,900,000 respectively.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company anticipates refinancing this loan prior to maturity.
On March 28, 2006, in connection with the acquisition of 6677 Gessner, an office property in Houston, Texas, the Company assumed a loan in the amount of $8,600,000. The loan bears interest at a fixed rate of 5.32% per annum and matures in September 2014.

On March 15, 2006, in connection with the acquisition of 2855 Mangum, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,702,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $1,627,000, bearing interest at a fixed rate of 6.00% per annum and maturing in September 2014.
On February 10, 2006, in connection with the acquisition of 2470 Gray Falls, an office property in Houston, Texas, the Company financed a new loan in the amount of $2,076,000. The loan bears interest at a fixed rate of 5.00% per annum and matures in December 2006.
On February 2, 2006, in connection with the acquisition of 2401 Fountainview, an office property in Houston, Texas, the Company financed a new loan in the amount of $12,750,000. The loan bears interest at a fixed rate of 5.82% per annum and matures in March 2016.
On December 14, 2005, the Company refinanced its debt on 800 and 888 Sam Houston Parkway with a short-term $4,200,000 revolving credit promissory note with a bank. The balance due on the debt was $1,884,000 and $1,725,000, respectively, at the time of the refinance. Net proceeds of $518,000 were received as a result of the refinance. On December 29, 2005, the Company entered into a long-term loan agreement in the amount of $4,400,000 with a credit union and paid the balance due on the revolving credit promissory note. The new loan bears interest at a fixed rate of 6.25% and matures in December 2015.
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
In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. As of March 31, 2006, the remaining balance of the loan was approximately $2,756,000. On May 1, 2006, the Company entered into a settlement and mortgage satisfaction agreement with the current lender, which fully satisfied the Company’s indebtedness to the lender. The Company paid $1,500,000 to the lender in connection with the settlement.
NOTE 6. NOTES PAYABLE, LITIGATION SETTLEMENT
As the result of the settlement of the Teachout litigation, which was disclosed in 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Company’s 2001 consolidation transaction (“the Consolidation”), or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation. Pursuant to the settlement, the Company established a repayment plan and secured the debt with a second deed of trust on an office property owned by the Company. This repayment plan consisted of a promissory note in the amount of $8,800,000, which bore interest at 6% per annum and matured in March 2006. The note was payable to the former limited partners of Fund II, each of whom has a pro-rata interest in the note. Interest-only payments, which were payable quarterly, commenced June 2, 2003. The note could be prepaid in whole or in part at any time without penalty.
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
Pursuant to prior agreements, Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc. paid their balances due to the Company (See Note 10).
In January 2006, the balance due of $3,927,032 to the former limited partners of Fund II and the $950,000 in legal fees to plaintiff’s counsel was paid in full.
NOTE 7. MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.32% and 13.35% limited partnership interest in the Operating Partnership at March 31, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the Operating Partnership Units “(OP Units”)) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
OP Units (other than those held by the Company) of 857,159 (convertible into approximately 214,289 shares of common stock) were outstanding as of March 31, 2006. No OP Units were exchanged for shares of Common Stock during the three months ended March 31, 2006. During the year ended December 31, 2005, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.

NOTE 8. REPURCHASE OF COMMON STOCK
In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.
During 2005, a total of 79,312 shares were repurchased in open market transactions, increasing the number of shares repurchased to 95,486. The total cost of the 2005 repurchases amounted to $855,000 at an average price of $10.59 per share. No shares were repurchased in open market transactions during the three months ended March 31, 2006.
In December 2005, the Company repurchased 5,000 shares for $300,000 ($60.00 per share) pursuant to a put and call agreement entered into in 2001.
In November 2005, the Company repurchased 2,625 shares from a former employee for $31,106 ($11.85 per share).
In August 2005, the Company repurchased 10,000 shares of restricted stock for $85,000 ($8.50 per share). The shares were originally issued in August 2004 in connection with the purchase of an office property in Houston, Texas.
In April 2005 the Company offered to purchase up to 250,000 shares pursuant to an odd lot buy back program. Shareholders who participated in the program received the price-per-share equal to the average of the daily closing prices of the Company’s Common Stock during the week in which response cards were received and processed. Shareholders with fewer than 100 shares were eligible to participate. The offer expired September 30, 2005. A total of 24,104 odd lot shares were validly tendered at an average price of $8.92 per share. The total cost of the stock repurchased amounted to $217,000.
NOTE 9. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of March 31, 2006, 120,563 shares were available for issuance to executive officers, directors or other key employees of the Company.
Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated on the grant date using the Black-Scholes option-pricing model with assumptions noted on the following table. The Company will recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
As a result of the January 1, 2006 adoption of SFAS No. 123R, the Company’ recognized compensation expense of $8,000, which is included in general and administrative expense on its consolidated condensed statement of operations for the three months ended March 31, 2006. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. Compensation expense of $33,000 will be recognized over the next two years related to unvested stock options.

Pro Forma Information under SFAS No. 123
The following table illustrates the effect on net income (loss) and earnings per share for the three months ended March 31, 2005 had the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

March 31, 2005
Net loss, as reported	$(199)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(19)

Pro forma net loss	$(218)
Per share data:
Basic and diluted, as reported	$(0.13)
Basic and diluted, pro-forma	$(0.14)
Stock Options
No stock options were granted during the three months ended March 31, 2006 and 2005. During second quarter of 2005, the Company granted 6,250 stock options with a 10-year contractual term. These options vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of these options granted during the second quarter of 2005 was $6.04.
The fair value of each option granted prior to January 1, 2006 was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for the grants: expected volatility of 62%; risk-free interest rate of 4.28%; and 10-year expected life. Primarily due to its limited history as a public entity, the Company assumed a 10-year expected life on all options granted prior to January 1, 2006 and did not take a forfeiture rate into account. The expected volatility was based upon the daily stock price volatility for the one-year period prior to the date of grant. The risk-free interest rate assumption was based upon the U.S. 10-year treasury rate as of the grant date.
The Company has a policy of issuing new shares upon the exercise of stock options. During the three months ended March 31, 2006, a total of 2,812 options were exercised. Cash of $32,000 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

		Weighted
	Shares	Average	Average
	Under	Exercise	Intrinsic
	Option	Price	Value

Outstanding on January 1, 2003	47,375	$41.68

Granted (1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08

Granted (1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76

Granted (1)	6,250	$8.10
Outstanding on December 31, 2005	39,875	$23.84

Exercised	2,812	$11.51	$21,051
Outstanding on March 31, 2006	37,063	$24.77	$155,574

Exercisable as of March 31, 2006	27,063	$30.25	$65,105

(1)	The exercise price of the stock options granted was equal to the fair market value on the date of grant.
The total intrinsic value of stock options exercised during the three months ended March 31, 2006 amount to $21,051.

The following table summarizes certain information for stock options outstanding on March 31, 2006:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 - $12.20	18,438	7.7 years	$10.56
$20.12 - $27.16	11,188	6.2 years	$24.77
$60.00 - $60.00	7,437	5.6 years	$60.00
The following table summarizes certain information for stock options exercisable on March 31, 2006:

		Weighted
Range of		Average
Exercise	Number	Exercise
Price	Exercisable	Price
$8.10-$12.20	8,438	$11.28
$20.12-$27.16	11,188	$24.77
$60.00-$60.00	7,437	$60.00
     A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	10,000	$10.69
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	10,000	$10.69

As of March 31, 2006, unrecognized compensation cost related to nonvested shares under the Plan amounted to $33,000. That cost is expected to be recognized over a weighed average period of two years.
Restricted Stock
No restricted stock has been issued under the Plan since 2002. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. As of March 31, 2006 all shares issued as restricted stock were fully vested and compensation expense for restricted shares issued have been recognized in their entirety. As such, no compensation expense related to restricted shares was recognized during the three months ended March 31, 2006. Compensation expense related to restricted shares of $19,000 was recognized during the three months ended March 31, 2005.
NOTE 10. RELATED PARTY TRANSACTIONS
In December 2004, the Company received a $532,000 loan from John N. Galardi, a director and a principal stockholder of the Company. The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.
In September 2004, the Company began managing an apartment complex owned by an affiliated entity of William J. Carden. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. During the year ended December 31, 2005, the Company received management fees of $16,000 from this entity. In April 2005, the Company received a commission of $176,400 from this entity in connection with the sale of the apartment complex.
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“the Guarantors”) in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).

The Guarantee Fee is paid for a maximum of three years on any particular obligation. During 2005, the Company accrued $161,000 related to the Guarantee Fee payable for the 2005 year and $2,500 for the three months ended March 31, 2006 related to the Guarantee Fee payable for the 2006 year.
In February 2003, the Company reached an agreement with CGS Real Estate Company, Inc. (“CGS”) whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by William J. Carden that were owed by CGS to the Company and by the Company to CGS. An affiliate of Mr. Carden is a principal stockholder of CGS. Mr. Carden is an officer and a director of CGS, and an affiliate of Mr. Galardi is a principal stockholder of CGS. Mr. Carden and Mr. Galardi had agreed to guarantee this obligation of CGS, and they had secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. This amount, with accrued interest of 6% per annum, was due and payable to the Company on March 15, 2006. In 2004, as part of the payment of 2003 and 2004 Guarantee Fees due to Mr. Galardi and Mr. Carden, $26,606 was applied to the principal due on this obligation. In October 2005, CGS paid the balance due of $243,769 to the Company.
In connection with the settlement of the Teachout litigation in 2003, Mr. Galardi and Mr. Carden acknowledged that they owed the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation. Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest were reflected as a component of equity in the Company’s consolidated financial statements. In 2004, as part of the payment of 2003 and 2004 Guarantee Fees due to Mr. Galardi and Mr. Carden, $237,215 was applied to the principal due on this obligation. In October 2005, pursuant to the 2003 agreement, Mr. Carden, Mr. Galardi and CGS paid the balance due of $950,480 to the Company.
For the year ended December 31, 2005, the Company paid $37,645, for real estate related services to a firm in which Patricia A. Nooney, a former executive officer of the Company, holds an ownership interest. Ms. Nooney’s employment with the Company ceased in January 2006.
For the year ended December 31, 2005, the Company incurred professional fees of $2,878 to a law firm in which Timothy R. Brown, a director of the Company, is a partner. No professional fees were incurred to this firm during the three months ended March 31, 2006.
NOTE 11. SEGMENT INFORMATION
As of March 31, 2006, the Company owned a diverse portfolio of properties comprising office, industrial and a shopping center property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is located in Columbia, South Carolina.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and three months ended March 31, 2006 and 2005 is as follows (dollars in thousands):

			Shopping		Property
	Office	Industrial	Center	Other	Total

Three Months Ended March 31,
2006
Rental revenue	$5,034	$469	$71	$3	$5,577
Property operating expenses	2,313	154	26	3	2,496

Net operating income (NOI)	$2,721	$315	$45	$—	$3,081

Real estate held for investment, net	$147,084	$13,417	$1,599	$36	$162,136

2005
Rental revenue	$4,325	$577	$65	—	$4,967
Property operating expenses	1,765	183	7	7	1,962

Net operating income (NOI)	$2,560	$394	$58	$(7)	$3,005

Real estate held for investment, net	$113,912	$14,197	$1,671	$41	$129,821

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended March 31,
	2006	2005

REVENUES
Total revenues for reportable segments	$5,577	$4,967
Other revenues	74	49

Total consolidated revenues	$5,651	$5,016

NET LOSS
NOI for reportable segments	$3,081	$3,005
Unallocated amounts:
Interest and other income	74	49
General and administrative expenses	(920)	(920)
Depreciation and amortization	(2,461)	(2,032)
Interest expense	(2,185)	(2,248)

Net loss before minority interest and discontinued operations	$(2,411)	$(2,146)

	March 31,
	2006	2005

ASSETS
Total assets for reportable segments	$162,136	$129,821
Real estate held for sale	—	39,847
Cash and cash equivalents	1,215	1,727
Tenant and other receivables, net	598	563
Deferred rent receivable	1,234	1,158
Deferred tax asset	53	—
Deposits held in escrow for tax-deferred exchanges	4,533	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,487	7,178

Total consolidated assets	$183,256	$184,294

NOTE 12. COMMITMENTS AND CONTINGENCIES
The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:
The Company was a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit, filed January 21, 2005 in the United States District Court for the Southern District of California, was associated with a participating profits agreement. The plaintiff, Warren F. Ryan, sought general damages, including interest, of $700,000 or according to proof at trial; special damages in an unspecified amount; declaratory relief, and miscellaneous relief such as attorney’s fees and costs. In April 2006, the Company entered into a settlement agreement with the plaintiff in which the Company agreed to pay a settlement fee of $300,000. The settlement fee, which was accrued on the Company’s consolidated balance sheet at March 31, 2006, was paid on April 13, 2006. The Company included a $150,000 charge in general and administrative expenses on its consolidated condensed statement of operations for the three months ended March 31, 2006 to account for unaccrued amounts related to the settlement.
The Company is aware that two of its properties may contain hazardous substances above reportable levels. One of the properties is located in the State of Indiana. The Company retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring. The other property is located in the State of South Carolina and is included in a special fund sponsored by the state. The timing of the cleanup is dependent on the State’s priorities and state funds will cover the costs for the cleanup. As such, no liability has been accrued on the Company’s books for this property.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2006, held the sole general partner interest of .97% and a limited partnership interest totaling 85.71%. As of March 31, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 23 properties, which consisted of 19 office buildings, three industrial properties, and one shopping center. The 23 properties are located in six states.
During the first quarter of 2006, the Company purchased four office properties located in Houston, Texas. Three properties were sold during the first quarter of 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 87% occupied at March 31, 2006 and 2005. Properties held for investment considered stabilized, not undergoing major redevelopment, were 88% occupied at March 31, 2006 and 2005 and properties under redevelopment were 69% occupied at March 31, 2006 compared to 74% at March 31, 2005. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in 2005 and 2006 are shown in the section “Discontinued operations”. The three properties sold during the first quarter of 2006 are classified as “Real estate held for sale” on the December 31, 2005 balance sheet. No properties were classified as “Real estate held for sale” as of March 31, 2006. Therefore, the revenues and expenses reported for the periods presented reflect results from properties currently owned.
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

•	Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

•	Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.
RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2006 and 2005.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended March 31:

			Variance
	2006	2005	$	%

Rental revenue	$5,577,000	$4,967,000	610,000	12.3%
Operating expenses:
Property operating expenses	2,496,000	1,962,000	534,000	27.2%
General and administrative	920,000	920,000	—	0.0%
Depreciation and amortization	2,461,000	2,032,000	429,000	21.1%
Interest expense	2,185,000	2,248,000	(63,000)	(2.8%)
Rental revenue. Rental revenue increased $610,000, or 12.3%, for the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005. This increase was attributable to $484,000 in revenue generated from four office properties acquired during the first quarter of 2006 in addition to $126,000 in greater revenues from properties owned on March 31, 2006 and March 31, 2005 (“Same Properties”). This increase in Same Properties revenue is primarily due to higher rental rates. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition. The properties held for investment by the Company were 87% occupied at March 31, 2006 and 2005.
Property operating expenses. The increase of $534,000, or 27.2% was due primarily to $249,000 in expenses related to the four acquired properties mentioned above. In addition, utility costs increased due to higher overall electricity rates. Real estate taxes rose due to an increase in the assessed values of several properties. Also attributing to this increase were higher maintenance and repair costs incurred during the first quarter of 2006, in large part related to heating and air conditioning.
General and administrative. General and administrative costs remained unchanged for the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005. Legal costs increased approximately $150,000 due to the settlement of the Warren F. Ryan litigation matter. This increase was offset by a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and by a decrease in compensation costs principally attributable to a reduction of corporate staff.
Depreciation and amortization. The increase of $429,000, or 21.1%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs. During the first three months of 2006 and 2005, the Company incurred $916,000 and $1,175,000, respectively, in capital improvements, primarily for renovations and tenant improvements. The increase was also attributable to depreciation and amortization of $154,000 related to the four acquired properties mentioned above.
Interest expense. The decrease of $63,000, or 2.8%, was primarily attributable to the pay-off of the litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000. Lower interest rates of several loans refinanced during 2005 as contributed to the decrease. This decrease was partially offset by additional interest expense of $156,000 related to the four acquired properties mentioned above.
Minority interest from continuing operations. The share of loss from continuing operations for the three months ended March 31, 2006 for the holders of OP Units was $321,000 compared to a share of loss of $268,000 for the three months ended March 31, 2005. The 2006 loss represents an average of 13.3% limited partner interest in the Operating Partnership not held by the Company during the quarter ended March 31, 2006. The 2005 loss represents an average of 12.7% limited partner interest in the Operating Partnership not held by the Company during the quarter ended March 31, 2005.
Discontinued operations. The Company recorded net income from discontinued operations of $19,316,000 and $1,679,000, respectively, for the three months ended March 31, 2006 and 2005. Loss from operations of discontinued operations of $65,000 for the three months ended March 31, 2006 was related to the three properties sold during the first quarter of 2006. Loss from operations of discontinued operations of $542,000 for the three months of 2005 was related to three properties sold during the first quarter of 2006 and the three properties sold during 2005.
Gain on sale of discontinued operations. The Company sold three properties – an industrial property and two office buildings – during the first three months of 2006 for an aggregate sales price of $46,508,000. The 2006 sales generated a gain of $22,349,000. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $8,800,000 was held in escrow to assist the funding of future acquisitions in tax-deferred exchanges. The March 1, 2005 sale of Sorrento I generated a gain of $2,460,000. Proceeds of approximately $3,169,000 were received as a result of the Sorrento I sale.
Minority interest from discontinued operations. The share of income from discontinued operations for the three months ended March 31, 2006 and 2005 for the holders of OP Units was $2,968,000 and $239,000, respectively. The 2006 share of income represents an average of 13.3% limited partner interest in the Operating Partnership not held by the Company during the quarter ended March 31, 2006. The 2005 share of income represents an average of 12.7% limited partner interest in the Operating Partnership not held by the Company during the quarter ended March 31, 2005.
The net income from discontinued operations is summarized below.

Condensed Consolidated Statements of Operations	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Rental revenue	$381	$1,891
Total expenses	446	2,433

Net loss from discontinued operations before gain on sale and share of minority interest	(65)	(542)
Gain on sale of discontinued operations	22,349	2,460
Minority interest from discontinued operations	(2,968)	(239)

Net income from discontinued operations	$19,316	$1,679

LIQUIDITY AND CAPITAL RESOURCES
During first three months of 2006, the Company derived cash from collection of rents and net proceeds received from properties sales. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings, including the pay-off of the remaining balances due on the Company’s litigation notes payable.
The Company reported net income of $17,226,000 for the three months ended March 31, 2006 compared to a net loss of $199,000 for the three months ended March 31, 2005. These results include the following non-cash items:

	Three Months Ended
	March 31,
	2006	2005
Non-Cash Charges:
Depreciation and amortization from real estate held for investment	$2,536	$2,792
Minority interest	2,647	—
Deferred rental expense	11	—
Stock-based compensation expense	8	—
Deferred compensation expense	—	19
Non-Cash Items:
Amortization of loan premiums	(109)	(119)
Deferred rental income	—	(50)
Minority interest	—	(29)
Interest on receivable from principal stockholders	—	(13)
Net cash used in operating activities amounted to $344,000 and $284,000 for the three months ended March 31, 2006 and 2005, respectively. Cash was used in operating activities for the quarter ended March 31, 2006 primarily to fund operations and reduce accounts payable. Cash was used in operating activities for the quarter ended March 31, 2005 primarily to fund operations and pay accrued real estate taxes.
Net cash provided by investing activities for three months ended March 31, 2006 amounted to $32,667,000. This amount was primarily attributable proceeds received from the sales of Sorrento II, Mira Mesa and Countryside during the period. Funds were used for capital expenditures, primarily for tenant improvements. Net cash provided by investing activities for three months ended March 31, 2005 amounted to $3,746,000. This amount was primarily attributable proceeds received from the sale of Sorrento I during the period. Funds were used for capital expenditures, primarily for tenant improvements.
Net cash used by financing activities amounted to $31,408,000 for the three months ended March 31, 2006. In the first quarter of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments for the quarter March 31, 2006 amounted to $398,000. In January 2006, Company paid the remaining balance due on its notes payable related to the Teachout litigation matter. Net cash used by financing activities amounted to $2,324,000 for the three months ended March 31, 2005. In March 2005, borrowings of $1,574,000 were paid in connection with the sale of Sorrento I. Other scheduled principal payments for the quarter March 31, 2005 amounted to $693,000. In February 2005, the Company refinanced two loans of $1,684,000 and $701,250 on one of its office properties due to mature in July 2005 and November 2006 and entered into a fixed rate note in the amount of $2,350,000 which bears interest at 5.59% per annum and matures in February 2015.
The following details the Company’s significant borrowings during the three months ended March 31, 2006.
On March 28, 2006, in connection with the acquisition of 6677 Gessner, an office property in Houston, Texas, the Company assumed a loan in the amount of $8,600,000. The loan bears interest at a fixed rate of 5.32% per annum and matures in September 2014.

On March 15, 2006, in connection with the acquisition of 2855 Mangum, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,702,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $1,627,000, bearing interest at a fixed rate of 6.00% per annum and maturing in September 2014.
On February 10, 2006, in connection with the acquisition of 2470 Gray Falls, an office property in Houston, Texas, the Company financed a new loan in the amount of $2,076,000. The loan bears interest at a fixed rate of 5.00% per annum and matures in December 2006.
On February 2, 2006, in connection with the acquisition of 2401 Fountainview, an office property in Houston, Texas, the Company financed a new loan in the amount of $12,750,000. The loan bears interest at a fixed rate of 5.82% per annum and matures in March 2016.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from refinancing activities.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company anticipates refinancing this loan prior to maturity. There can be no assurances, however, that this refinance will occur. If this refinance does not occur, the Company may not sufficient cash to meet its obligations.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations subsequent to March 31, 2006 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1) (2)	$140,021	$4,973	$2,650	$40,722	$91,676
Capital expenditures (3)	1,136	1,136	—	—	—

Total	$141,157	$6,109	$2,650	$40,722	$91,676

(1)	See Note 8 — Notes Payable. These amounts do not include interest associated with the debt.

(2)	Includes debt of $2,756,000 due to mature July 1, 2006 which was paid May 1, 2006.

(3)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.
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
At March 31, 2006, the Company’s total indebtedness included fixed-rate debt of approximately $139,714,000 and floating-rate indebtedness of approximately $307,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.
A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $3,070, with no change per share, based upon the balances outstanding on variable rate instruments at March 31, 2006.
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
There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:
The Company was a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit, filed January 21, 2005 in the United States District Court for the Southern District of California, was associated with a participating profits agreement. The plaintiff, Warren F. Ryan, sought general damages, including interest, of $700,000 or according to proof at trial; special damages in an unspecified amount; declaratory relief, and miscellaneous relief such as attorney’s fees and costs. In April 2006, the Company entered into a settlement agreement with the plaintiff in which the Company agreed to pay a settlement fee of $300,000. The settlement fee, which was accrued on the Company’s accompanying consolidated balance sheet at March 31, 2006, was paid on April 13, 2006. The Company included a $150,000 charge in general and administrative expenses on the accompanying consolidated condensed statement of operations for the three months ended March 31, 2006 to account for unaccrued amounts related to the settlement.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Company’s latest annual report on Form 10-K.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On April 3, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On March 30, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On March 29, 2006, a report on Form 8-K was filed with respect to Item 4.01.
On March 29, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On March 23, 2006, a report on Form 8-K was filed with respect to Item 2.02.
On March 15, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On March 8, 2006, a report on Form 8-K was filed with respect to Item 4.01.
On February 13, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On February 6, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On January 31, 2006, a report on Form 8-K was filed with respect to Item 5.02.
On January 17, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On January 12, 2006, a report on Form 8-K was filed with respect to Item 2.01.
On January 9, 2006, a report on Form 8-K was filed with respect to Item 8.01.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN SPECTRUM REALTY, INC.

Date: May 9, 2006	By:	/s/ William J. Carden

William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: May 9, 2006	By:	/s/ G. Anthony Eppolito

G. Anthony Eppolito
Vice President, Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001

3.2	Articles of Amendment of the Company incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

3.3	Articles of Amendment of the Company

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002