Form 10-Q
period 2006-06-30
AMERICAN SPECTRUM REALTY INC
filed 2006-08-08
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No
As of August 4, 2006 1,387,641 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Real estate held for investment	$208,355	$154,826
Accumulated depreciation	(33,064)	(28,115)

Real estate held for investment, net	175,291	126,711

Real estate held for sale	—	22,272
Cash and cash equivalents	1,712	300
Tenant and other receivables, net of allowance for doubtful accounts of $257 and $135, respectively	357	455
Deferred rents receivable	1,226	1,245
Deferred tax asset	—	53
Deposits held in escrow for tax-deferred exchanges	1,780	5,210
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,670	8,939

Total Assets	$194,036	$169,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $1,680 and $1,900, respectively	$153,705	$114,543
Notes payable, litigation settlement	—	4,877
Liabilities related to real estate held for sale	—	27,953
Accounts payable	2,627	2,194
Deferred tax liability	6,925	—
Accrued and other liabilities (including $561 and $331, respectively, to related parties)	4,743	5,468

Total Liabilities	168,000	155,035

Minority interest	6,709	5,136

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,604,724 and 1,598,615 shares, respectively; outstanding, 1,387,641 and 1,390,214 shares, respectively	16	16
Additional paid-in capital	46,484	46,367
Accumulated deficit	(24,516)	(34,889)
Treasury stock, at cost, 217,083 and 208,401 shares, respectively	(2,657)	(2,480)

Total Stockholders’ Equity	19,327	9,014

Total Liabilities and Stockholders’ Equity	$194,036	$169,185

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental revenue	$6,140	$4,910	$11,717	$9,877
Interest and other income	74	208	148	257

Total revenues	6,214	5,118	11,865	10,134

EXPENSES:
Property operating expense	2,854	2,041	5,350	4,003
Corporate general and administrative	1,004	924	1,924	1,844
Depreciation and amortization	2,766	2,078	5,227	4,110
Interest expense	2,369	2,183	4,554	4,431

Total expenses	8,993	7,226	17,055	14,388

OTHER INCOME:
Gain on extinguishment of debt	1,849	—	1,849	—

Total other income	1,849	—	1,849	—

Net loss from continuing operations before deferred income tax benefit and minority interest	(930)	(2,108)	(3,341)	(4,254)

Deferred income tax benefit	1,218	—	1,218	—

Net income (loss) from continuing operations before minority interest	288	(2,108)	(2,123)	(4,254)

Minority interest (share from continuing operations)	(38)	267	283	535

Net income (loss) from continuing operations	250	(1,841)	(1,840)	(3,719)

Discontinued operations:
Loss from discontinued operations	—	(494)	(65)	(1,036)
Gain on sale of discontinued operations	—	—	22,349	2,460
Deferred income tax expense	(8,196)	—	(8,196)	—
Minority interest	1,093	62	(1,875)	(177)

(Loss) income from discontinued operations	(7,103)	(432)	12,213	1,247

Net (loss) income	$(6,853)	$(2,273)	$10,373	$(2,472)

Basic and diluted per share data:
Net income (loss) from continuing operations	$0.18	$(1.25)	$(1.32)	$(2.50)
(Loss) income from discontinued operations	(5.11)	(0.29)	8.78	0.84

Net (loss) income	$(4.93)	$(1.54)	$7.46	$(1.66)

Basic weighted average shares used	1,390,488	1,476,363	1,391,289	1,487,891
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Shares	Stock	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2006	1,598,615	$16	$46,367	$(34,889)	$(2,480)	$9,014
Exercise of stock options (unaudited)	5,624	—	63	—	—	63
Common stock repurchase (unaudited)		—	—	—	(177)	(177)
Stock-based compensation (unaudited)		—	35	—	—	35
Conversion of operating partnership units to common stock (unaudited)	485	—	19	—	—	19
Net income (unaudited)		—	—	10,373	—	10,373

Balance, June 30, 2006 (unaudited)	1,604,724	$16	$46,484	$(24,516)	$(2,657)	$19,327

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Revised)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,373	$(2,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,302	5,604
Deferred rental expense (income)	19	(111)
Minority interest	1,592	(358)
Deferred income tax expense	6,978	—
Gain on sales of real estate assets	(22,349)	(2,460)
Gain on extinguishment of debt	(1,849)	—
Stock-based compensation expense	35	37
Interest on receivable from principal stockholders	—	(26)
Amortization of note payable premiums, included in interest expense	(220)	(233)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	269	139
Increase (decrease) in accounts payable	216	(64)
Increase in prepaid and other assets	(423)	(696)
Increase (decrease) in accrued and other liabilities	317	(156)

Net cash provided by (used in) operating activities	260	(796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	34,383	4,921
Capital improvements to real estate assets	(1,932)	(1,827)

Net cash provided by investing activities:	32,451	3,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,250	16,168
Repayment of borrowings — property sales	(26,165)	(1,574)
Repayment of borrowings — refinances	(1,500)	(14,459)
Repayment of borrowings — scheduled payments	(893)	(1,235)
Repayment of borrowing from principal stockholder and director	—	(532)
Note payments, litigation settlement	(4,877)	—
Repurchase of common stock	(177)	(400)
Proceeds from exercise of stock options	63	—

Net cash used in financing activities:	(31,299)	(2,032)

Increase in cash	1,412	266
Cash and cash equivalents, beginning of period	300	589

Cash and cash equivalents, end of period	$1,712	$855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,725	$5,681
Cash paid for income taxes	71	88

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$19	$12
Debt assumed in connection with acquisitions of real estate assets	16,914	—
Borrowings in connection with acquisitions of real estate assets	16,452	—
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.68%. As of June 30, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.
During the six months ended June 30, 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during the six months ended June 30, 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California (sold in the first quarter), a shopping center located in Columbia, South Carolina (sold in the third quarter) and an apartment complex located in Hazelwood, Missouri (sold in the fourth quarter). No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. In May 2006, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, which removed a provision restricting the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision was included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders.
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
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired during the first quarter of 2006. The Company anticipates refinancing this loan prior to maturity. There can be no assurances, however, that this refinance will occur. If this refinance does not occur, the Company may not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2005 and June 30, 2006 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2005 and 2006. All adjustments represent normal recurring items. The results interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 10 for a further discussion on stock-based compensation.
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.34% and 13.35% limited partnership interest in the Operating Partnership at June 30, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 40,626 and 39,875 and OP Units (other than those held by the Company) outstanding of 855,217 and 861,043

(convertible into approximately 213,804 and 215,260 shares of common stock), at June 30, 2006 and 2005, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect would be anti-dilutive.
INCOME TAXES
The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.
In May 2006, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, which removed a provision restricting the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision has been included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders. The removal of this restriction effectively precludes the Company from making an election to be taxed as a REIT. (A REIT typically is not subject to federal income taxation of its net income, provided applicable income tax requirements are satisfied). Since its inception, the Company has been taxed as a C corporation.
The Company’s income tax expense and benefit recognized during the three months ended June 30, 2006 was based on operating results for the six months ended June 30, 2006. Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. (Factors which contributed to the uncertainty of gains and losses that would be recognized on property sales included the number of properties the Company would eventually sale during the year, the sales price to be obtained on each sale, the timing of when the sale would occur, and whether such sale would be part of a tax-deferred exchange or an outright sale with full gain or loss recognition). With the removal in May 2006 of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that the tax provision should be recorded during the second quarter.
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
NOTE 3. REAL ESTATE
ACQUISITIONS
2006.
On June 30, 2006, the Company purchased three office properties; 6420 and 6430 Richmond in Houston, Texas and 1501 Mockingbird located in Victoria, Texas. The three properties have an aggregate rentable square footage of 192,747. Acquisition costs of approximately $14,800,000 consisted of the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.
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
No properties during 2005.
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
A gain of sale of $7,895,000 was generated in connection with the sales for the year ended December 31, 2005, of which $2,400,000 was recorded during the first quarter of 2005 related to Sorrento I. The three sales generated proceeds of $15,298,000, of which $5,210,000 was held in escrow as of December 31, 2005. During the first quarter of 2006, the escrow funds were used to assist with the funding of two office properties acquired in Houston, Texas.
In the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.
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

The carrying amounts of the properties classified as “Real estate held for sale” at December 31, 2005 are summarized below (dollars in thousands). No real estate assets were classified as held for sale by the Company at June 30, 2006.

Condensed Consolidated Balance Sheet	December 31, 2005
Real estate	$19,984
Other	2,288

Real estate assets held for sale	$22,272

Note payable, net	$26,186
Accounts payable	755
Accrued and other liabilities	1,012

Liabilities related to real estate held for sale	$27,953

Net income (loss) from discontinued operations.
Net loss from discontinued operations of $7,103,000 for the three months ended June 30, 2006 represents income tax expense and minority interest share of income tax expense on discontinued operations for the first quarter of 2006. Due principally to the uncertainty of whether the Company might ultimately elect REIT status, no tax provision was recorded during the three months ended March 31, 2006. Net income from discontinued operations of $12,213,000 for the six months ended June 30, 2006 includes gains generated on the sales of Sorrento II, Mira Mesa, and Countryside, the properties’ operating results through their respective disposition dates, income tax expense and minority interest share of income.
Net loss from discontinued operations of $432,000 for the three months ended June 30, 2005 represents the operating results of the three properties sold in 2006, the three properties sold in 2005 and minority interest share of loss. Net income from discontinued operations of $1,247,000 for the six months ended June 30, 2005, includes a gain generated from the March 2005 sale of Sorrento I, the operating results of the six properties sold in 2006 and 2005 and minority interest share of loss.
The condensed consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2006 and 2005 are summarized below (dollars in thousands):

	Three Months Ended June 30,
Condensed Consolidated Statements of Operations	2006	2005

Rental revenue	$—	$1,798
Total expenses	—	2,292

Net loss from discontinued operations	—	(494)
Income tax expense	(8,196)	—
Minority interest from discontinued operations	1,093	62

Net loss from discontinued operations	$(7,103)	$(432)

	Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2006	2005

Rental revenue	$381	$3,689
Total expenses	446	4,725

Net loss from discontinued operations before gain on sale	(65)	(1,036)
Gain on sale of discontinued operations	22,349	2,460
Income tax expense	(8,196)	—
Minority interest from discontinued operations	(1,875)	(177)

Net income from discontinued operations	$12,213	$1,247

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of June 30, 2006 and December 31, 2005 (dollars in thousands):

		June 30, 2006		December 31, 2005
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate

Fixed Rate
2470 Gray Falls	12/29/2006	2,076	5.00%	—	—
12000 Westheimer	5/7/2007	449	6.80%	452	6.80%
Pacific Spectrum	6/10/2009	5,536	8.02%	5,571	8.02%
1501 Mockingbird	6/30/2009	310	6.00%	—	—
6430 Richmond Atrium	6/30/2009	741	5.50%	—	—
6420 Richmond Atrium	7/1/2009	6,342	5.50%	—	—
Morenci Professional Park	12/1/2009	1,746	6.60%	1,786	6.60%
7700 Building	7/10/2010	33,323	8.50%	33,498	8.50%
Columbia	7/1/2011	2,250	7.15%	2,787	10.50%
Bristol Bay	8/1/2011	7,234	7.58%	7,276	7.58%
Technology	8/1/2011	7,488	7.44%	7,533	7.44%
Creekside	12/1/2011	6,112	7.17%	6,149	7.17%
16350 Park Ten Place	5/11/2012	4,668	7.45%	4,694	7.45%
16360 Park Ten Place	5/11/2012	3,657	7.45%	3,678	7.45%
2855 Mangum	5/11/2012	2,695	7.45%	—	—
2855 Mangum	5/11/2012	1,612	6.00%	—	—
6430 Richmond Atrium	5/11/2012	2,262	7.45%	—	—
Southwest Pointe	6/1/2012	2,838	7.33%	2,855	7.33%
12000 Westheimer	8/11/2012	3,071	6.80%	3,090	6.80%
16350 Park Ten Place	8/11/2012	515	7.45%	518	7.45%
16360 Park Ten Place	8/11/2012	404	7.45%	406	7.45%
11500 Northwest Freeway	6/1/2014	4,295	5.93%	4,323	5.93%
11500 Northwest Freeway	6/1/2014	310	5.93%	312	5.93%
5850 San Felipe	8/1/2014	5,378	5.65%	5,415	5.65%
Northwest Corporate Center	8/1/2014	5,633	6.26%	5,667	6.26%
6677 North Gessner Road	9/1/2014	8,600	5.32%	—	—
8100 Washington	2/22/2015	2,313	5.59%	2,329	5.59%
8300 Bissonnet	5/1/2015	4,753	5.51%	4,758	5.51%
1501 Mockingbird	7/1/2015	3,350	5.28%	—	—
5450 Northwest Central	9/1/2015	2,772	5.38%	2,791	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,368	6.25%	4,400	6.25%
2401 Fountainview	3/1/2016	12,715	5.82%	—	—
Corporate — Secured	10/1/2008	2,000	6.83%	2,000	6.83%
Corporate — Unsecured	9/30/2006	9	7.15%	60	7.15%

	Subtotal	$151,825		$112,348
Variable Rate
Corporate — Unsecured	7/27/2006	—	—	95	8.25%
Corporate — Unsecured	5/31/2008	200	8.75%	200	8.25%

	Subtotal	$200		$295
Loan Premiums		1,680		1,900

	Total	$153,705		$114,543

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of June 30, 2006 and December 31, 2005, the unamortized debt premiums included in the above schedule were $1,680,000 and $1,900,000 respectively.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company expects to refinance this loan prior to maturity, but there is no assurance that it will be able to do so.
In June 2006, a $2,250,0000 mortgage loan was obtained on Columbia, the Company’s sole remaining shopping center property, located in South Carolina. The loan bears interest at a fixed rate of 7.15% per annum and matures in July 2011. The Company received proceeds of $1,845,000, net of $366,000 in impounds retained by lender.
On June 30, 2006, in connection with the acquisition of 1501 Mockingbird, an office property in Victoria, Texas, the Company assumed a loan in the amount of $3,350,000. The loan bears interest at a fixed rate of 5.28% per annum and matures in July 2015. The Company also entered into an agreement that provided for seller financing of $310,000, bearing interest at a fixed rate of 6.00% per annum and maturing in June 2009.
On June 30, 2006, in connection with the acquisition of 6430 Richmond, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,261,851. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $741,000, bearing interest at a fixed rate of 5.50% per annum and maturing in June 2009.
On June 30, 2006, in connection with the acquisition of 6420 Richmond, an office property in Houston, Texas, the Company financed a new loan in the amount of $6,342,000. The loan currently bears interest at a fixed rate of 5.50% per annum and matures in July 2009.
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

On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note, which bore interest at prime plus 1% per annum, was paid in June 2006.
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
In 2002, the lender under a loan agreement related to the South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. The payment reduced the balance of the loan to $2,756,000. On May 1, 2006, the Company entered into a settlement and mortgage satisfaction agreement with the current lender and paid $1,500,000, which fully satisfied the loan.
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
Pursuant to prior agreements, Mr. Carden, Mr. Galardi and CGS paid their balances due to the Company (See Note 11).
In January 2006, the balance due of $3,927,032 to the former limited partners of Fund II and the $950,000 in legal fees to plaintiff’s counsel was paid in full.
NOTE 7. GAIN ON EXTINGUISHMENT OF DEBT
In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations.
NOTE 8. MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.34% and 13.35% limited partnership interest in the Operating Partnership at June 30, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the Operating Partnership Units “(OP Units”)) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
OP Units (other than those held by the Company) of 855,217 (convertible into approximately 213,804 shares of common stock) were outstanding as of June 30, 2006. During the six months ended June 30, 2006, a total of 1,942 OP Units were exchanged for 485 shares of Common Stock. During the year ended December 31, 2005, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.
NOTE 9. REPURCHASE OF COMMON STOCK
In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.
During the six months ended June 30, 2006, a total of 8,682 shares were repurchased in open market transactions, increasing the number of shares repurchased to 104,168. The total cost of the 8,682 shares repurchased during the period amounted to $177,000 at an average price of $20.02 per share.
During 2005, a total of 79,312 shares were repurchased in open market transactions. The total cost of the 2005 repurchases amounted to $855,000 at an average price of $10.59 per share.
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
NOTE 10. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of June 30, 2006, 114,188 shares were available for issuance to executive officers, directors or other key employees of the Company.
Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated on the grant date using the Black-Scholes option-pricing model with assumptions noted on the following table. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
As a result of the January 1, 2006 adoption of SFAS No. 123R, the Company recognized compensation expense of $27,000 and $35,000, respectively, for the three and six months ended June 30, 2006, which is included in general and administrative expense on its consolidated condensed statement of operations. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $.02 and $.03 per share, respectively. Compensation expense of $80,000 will be recognized over the next three years related to unvested stock options.
Pro Forma Information under SFAS No. 123
The following table illustrates the effect on net income (loss) and earnings per share for the three and six months ended June 30, 2005 had the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(2,273)	$(2,472)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(23)	(42)

Pro forma net loss	$(2,296)	$(2,514)

Per share data:
Basic and diluted, as reported	$(1.54)	$(1.66)
Basic and diluted, pro-forma	$(1.56)	$(1.69)
Stock Options
During the six months ended June 30, 2006 and 2005, the Company granted 7,500 and 6,250 stock options, respectively. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the six months ended June 30, 2006 and 2005 was $10.00 and $6.04.
The fair value of the options issued during the six months ended June 30, 2006 was estimated, as of the grant date, using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 51%; risk-free interest rate of 5.12%; and 6-year expected life. Due to its limited history as a public entity, the Company used a blended method in computing its estimate of expected volatility. The Company considered both its own historical stock price fluctuations and stock price fluctuations from another public real estate entity comparable in size. The risk-free interest rate assumption was based upon the U.S. 10-year treasury rate as of the grant date.

The fair value of each option granted prior to January 1, 2006 was estimated, as of the grant date, using the Black-Scholes option-pricing model. Assumptions used for the 6,250 stocks options granted during the six months ended June 30, 2005 included expected volatility of 62%; risk-free interest rate of 4.28%; and 10-year expected life. Due to its limited history as a public entity, the Company assumed a 10-year expected life on all options granted prior to January 1, 2006 and did not take a forfeiture rate into account. The expected volatility was based upon the daily stock price volatility for the one-year period prior to the date of grant. The risk-free interest rate assumption was based upon the U.S. 10-year treasury rate as of the grant date.
The Company has a policy of issuing new shares upon the exercise of stock options. During the six months ended June 30, 2006, a total of 5,624 options were exercised. Net proceeds of $63,000 were received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

		Weighted
	Shares	Average	Average
	Under	Exercise	Intrinsic
	Option	Price	Value

Outstanding on January 1, 2003	47,375	$41.68

Granted (1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08

Granted (1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76

Granted (1)	6,250	$8.10
Outstanding on December 31, 2005	39,875	$23.84

Granted (1)	7,500	$18.25
Forfeited	(1,125)	$43.54
Exercised	(5,624)	$11.23	$58,479
Outstanding on June 30, 2006	40,626	$24.01	$245,440

Exercisable as of June 30, 2006	30,314	$27.38	$159,503

(1)	The exercise price of the stock options granted was equal to the fair market value on the date of grant.
The following table summarizes certain information for stock options outstanding on June 30, 2006:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 - $12.20	15,626	7.5 years	$10.49
$18.25 - $27.16	18,125	6.6 years	$22.00
$60.00 - $60.00	6,875	5.3 years	$60.00
The following table summarizes certain information for stock options exercisable on June 30, 2006:

		Weighted
Range of		Average
Exercise	Number	Exercise
Price	Exercisable	Price
$8.10 - $12.20	10,938	$11.08
$18.25 - $27.16	12,500	$23.69
$60.00 - $60.00	6,875	$60.00

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	10,000	$10.69
Granted	7,500	10.10
Vested	(7,188)	7.49
Forfeited	—	—

Nonvested at June 30, 2006	10,312	$8.33

As of June 30, 2006, unrecognized compensation cost related to nonvested shares under the Plan amounted to $80,000. That cost is expected to be recognized over a weighed average period of three years.
Restricted Stock
No restricted stock has been issued under the Plan since 2002. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. As of June 30, 2006 all 27,375 shares issued as restricted stock were fully vested and compensation expense for all restricted shares issued has been recognized. No compensation expense related to restricted shares was recognized during the six months ended June 30, 2006. Compensation expense related to restricted shares of $37,000 was recognized during the six months ended June 30, 2005.
NOTE 11. RELATED PARTY TRANSACTIONS
As of June 30, 2006 had Company had a payable of $225,000 to John N. Galardi, a director and principal stockholder, for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. Expenses not previously recognized on this obligation, which totaled $148,000, were expensed during the second quarter of 2006. The payable of $225,000, which was paid in August 2006, is included in accrued and other liabilities on the June 30, 2006 consolidated balance sheet.
In December 2004, the Company received a $532,000 loan from Mr. Galardi. This loan, which was represented by a note bearing interest at a fixed interest rate of 12% per annum, was paid in April 2005.
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
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. During 2005, the Company accrued $161,000 related to the Guarantee Fee payable for the 2005 year and $5,000 for the six months ended June 30, 2006 related to the Guarantee Fee payable for the 2006 year.
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
For the year ended December 31, 2005, the Company incurred professional fees of $2,878 to a law firm in which Timothy R. Brown, a director of the Company, is a partner. No professional fees were incurred to this firm during the six months ended June 30, 2006.
NOTE 12. SEGMENT INFORMATION
As of June 30, 2006, the Company owned a diverse portfolio of properties comprising office and industrial properties and a shopping center property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is located in Columbia, South Carolina.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and six months ended June 30, 2006 and 2005 is as follows (dollars in thousands):

			Shopping		Property
Three Months Ended June 30,	Office	Industrial	Center	Other	Total

2006
Rental revenue	$5,538	$500	$92	$10	$6,140
Property operating expenses	2,658	176	19	1	2,854

Net operating income (NOI)	$2,880	$324	$73	$9	$3,286

Real estate held for investment, net	$160,454	$13,239	$1,564	$34	$175,291

2005
Rental revenue	$4,265	$573	$72	—	$4,910
Property operating expenses	1,873	149	11	8	2,041

Net operating income (NOI)	$2,392	$424	$61	$(8)	$2,869

Real estate held for investment, net	$112,520	$14,221	$1,598	$37	$128,376

			Shopping		Property
Six Months Ended June 30,	Office	Industrial	Center	Other	Total

2006
Rental revenue	$10,572	$969	$163	$13	$11,717
Property operating expenses	4,971	330	45	4	5,350

Net operating income (NOI)	$5,601	$639	$118	$(9)	$6,367

Real estate held for investment, net	$160,454	$13,239	$1,564	$34	$175,291

2005
Rental revenue	$8,590	$1,150	$137	—	$9,877
Property operating expenses	3,638	332	18	15	4,003

Net operating income (NOI)	$4,952	$818	$119	$(15)	$5,874

Real estate held for investment, net	$112,520	$14,221	$1,598	$37	$128,376

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES
Total revenues for reportable segments	$6,140	$4,910	$11,717	$9,877
Other revenues	74	208	148	257

Total consolidated revenues	$6,214	$5,118	$11,865	$10,134

NET LOSS
NOI for reportable segments	$3,286	$2,869	$6,367	$5,874
Unallocated amounts:
Interest and other income	74	208	148	257
Corporate general and administrative expenses	(1,004)	(924)	(1,924)	(1,844)
Depreciation and amortization	(2,766)	(2,078)	(5,227)	(4,110)
Interest expense	(2,369)	(2,183)	(4,554)	(4,431)
Gain on extinguishment of debt	1,849	—	1,849	—

Net loss from continuing operations before deferred income taxes and minority interest	$(930)	$(2,108)	$(3,341)	$(4,254)

	June 30,
	2006	2005

ASSETS
Total assets for reportable segments	$175,291	$128,376
Real estate held for sale	—	39,430
Cash and cash equivalents	1,712	855
Tenant and other receivables, net	357	508
Deferred rent receivable	1,226	1,200
Deposits held in escrow	1,780	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,670	7,735

Total consolidated assets	$194,036	$182,104

NOTE 13. COMMITMENTS AND CONTINGENCIES
The following is information concerning legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject:
The Company was a defendant in a lawsuit related to the sale of Van Buren, a parcel of undeveloped land sold in September 2004. The lawsuit, filed January 21, 2005 in the United States District Court for the Southern District of California, was associated with a participating profits agreement. The plaintiff,

Warren F. Ryan, sought general damages, including interest, of $700,000 or according to proof at trial; special damages in an unspecified amount; declaratory relief, and miscellaneous relief such as attorney’s fees and costs. In April 2006, the Company entered into a settlement agreement with the plaintiff in which the Company agreed to pay a settlement fee of $300,000, which was paid during the second quarter of 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.68%. As of June 30, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.
During the six months ended June 30, 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during the six months ended June 30, 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California (sold in the first quarter), a shopping center located in Columbia, South Carolina (sold in the third quarter) and an apartment complex located in Hazelwood, Missouri (sold in the fourth quarter). No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 88% occupied at June 30, 2006 compared to 85% occupied at June 30, 2005. Properties held for investment considered stabilized, not undergoing major redevelopment, were 89% occupied at June 30, 2006 compared to 86% occupied at June 30, 2005 and properties under redevelopment were 77% occupied at June 30, 2006 compared to 72% at June 30, 2005. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in 2005 and 2006 are shown in the section “Discontinued operations”. The three properties sold during the first quarter of 2006 are classified as “Real estate held for sale” on the December 31, 2005 balance sheet. No properties were classified as “Real estate held for sale” as of June 30, 2006. Therefore, the revenues and expenses reported for the periods presented reflect results from properties currently owned.
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
•	The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended.

In May 2006, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, which removed a provision restricting the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision has been included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders. The removal of this restriction effectively precludes the Company from making an election to be taxed as a REIT. (A REIT typically is not subject to federal income taxation of its net income, provided applicable income tax requirements are satisfied). Since its inception, the Company has been taxed as a C corporation.

The Company’s income tax expense and benefit recognized during the three months ended June 30, 2006 was based on operating results for the six months ended June 30, 2006. Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. (Factors which contributed to the uncertainty of gains and losses that would be recognized on property sales included the number of properties the Company would eventually sale during the year, the sales price to be obtained on each sale, the timing of when the sale would occur, and whether such sale would be part of a tax-deferred exchange or an outright sale with full gain or loss recognition). With the removal in May 2006 of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that the tax provision should be recorded during the second quarter.

•	Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable, if deemed collectible, is recorded from tenants equal to the excess of the amount that would have been collected on a straight-line basis over the amount collected and currently due (Deferred Rent Receivable). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

•	Many of the Company’s leases provide for Common Area Maintenance (“CAM”)/Escalations (“ESC”) as the additional tenant revenue amounts due to the Company in addition to base rent. CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year. The base year is stated in the lease agreement and is typically, the year in which the lease commenced. Generally, each tenant is responsible for his prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

•	Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

•	Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.

RESULTS OF OPERATIONS
Discussion of the three months ended June 30, 2006 and 2005.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended June 30:

			Variance
	2006	2005	$	%

Rental revenue	$6,140,000	$4,910,000	1,230,000	25.1%
Operating expenses:
Property operating expenses	2,854,000	2,041,000	813,000	39.8%
General and administrative	1,004,000	924,000	80,000	8.7%
Depreciation and amortization	2,766,000	2,078,000	688,000	33.1%
Interest expense	2,369,000	2,183,000	186,000	8.5%
Rental revenue. Rental revenue increased $1,230,000, or 25.1%, for the three months ended June 30, 2006 in comparison to the three months ended June 30, 2005. This increase was attributable to $1,143,000 in revenue generated from seven office properties acquired during the six months ended June 30, 2006 in addition to $87,000 in greater revenues from properties owned on June 30, 2006 and June 30, 2005 (“Same Properties”). This increase in Same Properties revenue is primarily due to an increase in occupancy. The weighted average occupancy of properties held for investment increased from 85% at June 30, 2005 to 88% at June 30, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $813,000, or 39.8% was due primarily to $589,000 in expenses related to the seven acquired properties mentioned above. In addition, utility costs increased due to higher overall electricity rates. Real estate taxes rose due to an increase in the assessed values of several properties. In addition, cleaning and janitorial costs and maintenance and repair costs rose primarily due to the corresponding increase in overall weighted average occupancy.
General and administrative. General and administrative costs increased $80,000, or 8.7% for the three months ended June 30, 2006 in comparison to the three months ended June 30, 2005. Legal costs increased $148,000 due to recognition of an obligation to reimburse John N. Galardi, a director and principal stockholder, for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. This increase was offset by a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and by a decrease in compensation costs principally attributable to a reduction of corporate staff.
Depreciation and amortization. The increase of $688,000, or 33.1%, was primarily due to the acquisition of the seven properties acquired in 2006. The increase was also the result of capital improvements and lease costs incurred in connection with the increase in overall weighted average occupancy. During the six months of 2006 and 2005, the Company incurred $1,932,000 and $1,827,000, respectively, in capital improvements, primarily for renovations and tenant improvements.
Interest expense. The increase of $186,000, or 8.5%, was primarily attributable to additional interest expense of $420,000 related to the seven acquired properties mentioned above. This increase was partially offset by the pay-off of litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000.
Deferred income taxes. The Company recognized a deferred income tax benefit of $1,218,000 for the three months ended June 30, 2006. The benefit was based on the operating results from continuing operations for the six months ended June 30, 2006. Due to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended June 30, 2005.

Minority interest. The share of income from continuing operations for the three months ended June 30, 2006 for the holders of OP Units was $38,000 compared to a share of loss of $267,000 for the three months ended June 30, 2005. The 2006 income represents an average of 13.2% limited partner interest in the Operating Partnership not held by the Company during the quarter ended June 30, 2006. The 2005 loss represents an average of 12.7% limited partner interest in the Operating Partnership not held by the Company during the quarter ended June 30, 2005.
Gain on extinguishment of debt. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations.
Discontinued operations. The Company recorded net losses from discontinued operations of $7,103,000 and $432,000, respectively, for the three months ended June 30, 2006 and 2005. The loss for the three months ended June 30, 2006 represents income tax expense and minority interest share of income tax expense on discontinued operations for the first quarter of 2006. Due principally to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status, no tax provision was recorded during the first quarter of 2006. The loss from discontinued operations for the three months ended June 30, 2005 represents the operating results of the three properties sold in 2006, the three properties sold in 2005 and minority interest share of loss.
The net loss from discontinued operations is summarized below.

	Three Months Ended	Three Months Ended
Condensed Consolidated Statements of Operations	June 30, 2006	June 30, 2005

Rental revenue	$—	$1,798
Total expenses	—	2,292

Net loss from discontinued operations before minority interest	—	(494)
Income tax expense	(8,196)	—
Minority interest from discontinued operations	1,093	62

Net loss from discontinued operations	$(7,103)	$(432)

Discussion of the six months ended June 30, 2006 and 2005.
The following table shows a comparison of rental revenues and certain expenses for the six months ended June 30:

			Variance
	2006	2005	$	%

Rental revenue	$11,717,000	$9,877,000	1,840,000	18.6%
Operating expenses:
Property operating expenses	5,350,000	4,003,000	1,347,000	33.7%
General and administrative	1,924,000	1,844,000	80,000	4.3%
Depreciation and amortization	5,227,000	4,110,000	1,117,000	27.2%
Interest expense	4,554,000	4,431,000	123,000	2.8%
Rental revenue. Rental revenue increased $1,840,000, or 18.6%, for the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. This increase was attributable to $1,627,000 in revenue generated from seven office properties acquired during the six months ended June 30, 2006 in addition to $213,000 in greater revenues from properties owned on June 30, 2006 and June 30, 2005 (“Same Properties”). This increase in Same Properties revenue is primarily due to an increase in occupancy. The weighted average occupancy of properties held for investment increased from 85% at June 30, 2005 to 88% at June 30, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $1,347,000, or 33.7% was due primarily to $838,000 in expenses related to the seven acquired properties mentioned above. In addition, utility costs increased due to higher overall electricity rates. Real estate taxes rose due to an increase in the assessed values of several properties. Also attributing to this increase were higher cleaning and janitorial and maintenance and repair costs, primarily resulting from the corresponding increase in weighted average occupancy.
General and administrative. General and administrative costs increased $80,000, or 4.3% for the six months ended June 30, 2006 in comparison to the three months ended June 30, 2005. Legal costs increased $150,000 due to the settlement of the Warren F. Ryan litigation matter and $148,000 due to recognition of an obligation to reimburse John N. Galardi for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. This increase was offset by a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and by a decrease in compensation costs principally attributable to a reduction of corporate staff.
Depreciation and amortization. The increase of $1,117,000, or 27.2%, was primarily due to the acquisition of the seven properties acquired in 2006. The increase was also the result of capital improvements and lease costs incurred in connection with the increase in overall weighted average occupancy. During the six months of 2006 and 2005, the Company incurred $1,932,000 and $1,827,000, respectively, in capital improvements, primarily for renovations and tenant improvements.
Interest expense. The increase of $123,000, or 2.8%, was primarily attributable to the 2006 acquisitions, which accounted for accounted for an increase in interest expense of $576,000. The increase was partially offset due to the pay-off of the Company’s litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000.
Deferred income taxes. The Company recognized a deferred income tax benefit of $1,218,000 for the six months ended June 30, 2006. The benefit was based on operating results from continuing operations. Due to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the six months ended June 30, 2005.
Minority interest. The share of loss from continuing operations for the six months ended June 30, 2006 for the holders of OP Units was $283,000 compared to a share of loss of $535,000 for the six months ended June 30, 2005. The 2006 loss represents an average of 13.3% limited partner interest in the Operating Partnership not held by the Company during the six months ended June 30, 2006. The 2005 loss represents an average of 12.6% limited partner interest in the Operating Partnership not held by the Company during the six months ended June 30, 2005.
Gain on extinguishment of debt. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations.
Discontinued operations. The Company recorded net income from discontinued operations of $12,213,000 and $1,247,000, respectively, for the six months ended June 30, 2006 and 2005. The net income from discontinued operations for the six months ended June 30, 2006 includes gains generated on the sales of three properties sold during the first quarter of 2006, the properties’ operating results through their respective disposition dates, income tax expense and minority interest share of income. Net income from discontinued operations for the six months ended June 30, 2005, includes a gain generated from the March 2005 sale of Sorrento I, the operating results of the six properties sold in 2006 and 2005 and minority interest share of loss.

The net income from discontinued operations is summarized below.

	Six Months Ended	Six Months Ended
Condensed Consolidated Statements of Operations	June 30, 2006	June 30, 2005

Rental revenue	$381	$3,689
Total expenses	446	4,725

Net loss from discontinued operations before gain on sale, income tax expense and minority interest	(65)	(1,036)
Gain on sale of discontinued operations	22,349	2,460
Income tax expense	(8,196)	—
Minority interest from discontinued operations	(1,875)	(177)

Net income from discontinued operations	$12,213	$1,247

LIQUIDITY AND CAPITAL RESOURCES
During the first six months of 2006, the Company derived cash from collection of rents, net proceeds received from property sales and proceeds from a new loan obtained in June 2006 on its shopping center property located in South Carolina. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings, including the pay-off of the remaining balances due on the Company’s litigation notes payable and the pay-off of the prior loan on its shopping center property.
The Company reported net income of $10,373,000 for the six months ended June 30, 2006 compared to a net loss of $2,472,000 for the six months ended June 30, 2005. These results include the following non-cash items:

	Six Months Ended
	June 30,
	2006	2005
Non-Cash Charges:
Depreciation and amortization	$5,302	$5,604
Minority interest	1,592	—
Deferred rental expense	19	—
Net deferred income tax expense	6,978	—
Stock-based compensation expense	35	37
Non-Cash Items:
Amortization of loan premiums	(220)	(233)
Deferred rental income	—	(111)
Minority interest	—	(358)
Interest on receivable from principal stockholders	—	(26)
Net cash provided by operating activities amounted to $260,000 for the six months ended June 30, 2006. The net cash was primarily the result of a net change in operating assets and liabilities of $378,000. Net cash of $796,000 was used in operating activities for the six months ended June 30, 2005, primarily due to a net change in operating assets and liabilities of $777,000.
Net cash provided by investing activities for six months ended June 30, 2006 amounted to $32,451,000. This amount was primarily attributable proceeds received from the sales of Sorrento II, Mira Mesa and Countryside during the period. Funds were used for capital expenditures, primarily for tenant improvements. Net cash provided by investing activities for six months ended June 30, 2005 amounted to $3,094,000. This amount was primarily attributable proceeds received from the sale of Sorrento I during the period. Funds were used for capital expenditures, primarily for tenant improvements.
Net cash used by financing activities amounted to $31,299,000 for the six months ended June 30, 2006. During the first six months of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments amounted to $893,000 during the period. Proceeds of $2,250,000 were generated from a new loan on the Company’s shopping center property, of which $1,500,000 was used to extinguish prior debt on the property. In January 2006, Company paid the remaining balance due on its notes payable related to the Teachout litigation matter. Repurchases of common stock of $177,000 were also made during the period. Net cash used by financing activities amounted to $2,032,000 for the six months ended June 30, 2005. In March 2005, borrowings of $1,574,000 were paid in connection with the sale of Sorrento I. Scheduled principal payments for the six months ended June 30, 2005 amounted to $1,235,000. In April 2005, the Company repaid a $532,000 loan from Mr. Galardi. Proceeds from borrowings amounted to $16,168,000 and repayment of borrowings in connection with refinances amounted to $14,459,000 during the six months ended June 30, 2005. Repurchases of common stock through open market transactions and an odd lot buy back program totaled $400,000 for the six months ended June 30, 2005.
The following details the Company’s significant borrowings and repayment of borrowings during the six months ended June 30, 2006.
On June 27, 2006, a $2,250,0000 mortgage loan was obtained on Columbia, the Company’s sole remaining shopping center property, located in South Carolina. The loan bears interest at a fixed rate of 7.15% per annum and matures in July 2011. The Company received proceeds of $1,845,000, net of $366,000 in impounds retained by lender.
On June 30, 2006, in connection with the acquisition of 1501 Mockingbird, an office property in Victoria, Texas, the Company assumed a loan in the amount of $3,350,000. The loan bears interest at a fixed rate of 5.28% per annum and matures in July 2015. The Company also entered into an agreement that provided for seller financing of $310,000, bearing interest at a fixed rate of 6.00% per annum and maturing in June 2009.
On June 30, 2006, in connection with the acquisition of 6430 Richmond, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,261,851. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $741,000, bearing interest at a fixed rate of 5.50% per annum and maturing in June 2009.
On June 30, 2006, in connection with the acquisition of 6420 Richmond, an office property in Houston, Texas, the Company financed a new loan in the amount of $6,342,000. The loan currently bears interest at a fixed rate of 5.50% per annum and matures in July 2009.
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
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company expects to refinance this loan prior to maturity. There can be no assurances, however, that this refinance will occur. If this refinance does not occur, the Company may not have sufficient cash to meet its obligations.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations subsequent to June 30, 2006 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$152,025	$2,533	$8,786	$41,411	$99,295
Capital expenditures (2)	1,187	1,187	—	—	—

Total	$153,212	$3,720	$8,786	$41,411	$99,295

(1) See Note 5 — Notes Payable. These amounts do not include interest associated with the debt.
(2) Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.
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
At June 30, 2006, the Company’s total indebtedness included fixed-rate debt of approximately $151,824,000 and floating-rate indebtedness of $200,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.
A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $2,000, with no change per share, based upon the balances outstanding on variable rate instruments at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Company’s latest annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(1) Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1-30, 2006	—	$—	—	—

May 1-31, 2006	2,713	18.78	—	—
June 1-30, 2006	5,969	20.58	—	—

Total	8,682	$20.02	—	—

(1)	Represents shares purchased in open market transactions.
Company Sales of Equity Securities
In connection with the exercise of stock options, the Company issued 5,624 shares of Common Stock to directors during the six months ended June 30, 2006. The issuances were pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of $63,146 were received from the issuances. The issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 annual meeting of stockholders was held on May 5, 2006. The matters on which the stockholders voted, in person or by proxy, were (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, (ii) to ratify the selection of Hein & Associates LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2006, and iii) to approve an amendment to the Company’s Articles of Incorporation to eliminate stock ownership restrictions. The results of the voting are shown below:
Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld

Timothy R. Brown	1,162,286	6,995
William J. Carden	1,160,755	8,525
John N. Galardi	1,161,844	7,437
William W. Geary, Jr.	1,163,188	6,092
John F. Itzel	1,161,291	5,989
Presley E. Werlein, III	1,163,014	6,266

Ratify the selection of Hein & Associates LLP as independent auditors:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

1,161,606	2,617	5,055
Amend Articles of Incorporation to eliminate stock ownership restrictions:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

937,724	13,532	8,506
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On May 9, 2006, a report on Form 8-K was filed with respect to Item 5.02.
On May 8, 2006, a report on Form 8-K was filed with respect to Item 2.02.
On May 8, 2006, a report on Form 8-K was filed with respect to Item 8.01.
On April 3, 2006, a report on Form 8-K was filed with respect to Item 8.01.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN SPECTRUM REALTY, INC.

Date: August 8, 2006	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Date: August 8, 2006	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Treasurer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002