Form 10-Q
period 2006-09-30
AMERICAN SPECTRUM REALTY INC
filed 2006-11-02
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 31, 2006 1,378,920 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Real estate held for investment	$209,429	$154,826
Accumulated depreciation	(35,791)	(28,115)

Real estate held for investment, net	173,638	126,711

Real estate held for sale	—	22,272
Cash and cash equivalents	882	300
Tenant and other receivables, net of allowance for doubtful accounts of $250 and $135, respectively	349	455
Deferred rents receivable	1,282	1,245
Deferred tax asset	—	53
Deposits held in escrow for tax-deferred exchanges	—	5,210
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,492	8,939

Total Assets	$190,643	$169,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $1,569 and $1,900, respectively	$153,197	$114,543
Notes payable, litigation settlement	—	4,877
Liabilities related to real estate held for sale	—	27,953
Accounts payable	1,970	2,194
Deferred tax liability	5,906	—
Accrued and other liabilities (including $169 and $331, respectively, to related parties)	5,489	5,468

Total Liabilities	166,562	155,035

Minority interest	6,453	5,136

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,605,451 and 1,598,615 shares, respectively; outstanding, 1,378,920 and 1,390,214 shares, respectively	16	16
Additional paid-in capital	46,515	46,367
Accumulated deficit	(26,033)	(34,889)
Treasury stock, at cost, 226,531 and 208,401 shares, respectively	(2,870)	(2,480)

Total Stockholders’ Equity	17,628	9,014

Total Liabilities and Stockholders’ Equity	$190,643	$169,185

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES:
Rental revenue	$6,832	$5,051	$18,549	$14,928
Interest and other income	26	80	174	337

Total revenues	6,858	5,131	18,723	15,265

EXPENSES:
Property operating expense	3,294	2,439	8,644	6,442
Corporate general and administrative	806	901	2,730	2,745
Depreciation and amortization	2,871	2,132	8,098	6,242
Interest expense	2,657	2,209	7,211	6,640

Total expenses	9,628	7,681	26,683	22,069

OTHER INCOME:
Gain on extinguishment of debt	—	—	1,849	—

Total other income	—	—	1,849	—

Net loss from continuing operations before deferred income tax benefit and minority interest	(2,770)	(2,550)	(6,111)	(6,804)

Deferred income tax benefit	1,019	—	2,237	—

Net loss from continuing operations before minority interest	(1,751)	(2,550)	(3,874)	(6,804)

Minority interest (share from continuing operations)	234	328	517	863

Net loss from continuing operations	(1,517)	(2,222)	(3,357)	(5,941)

Discontinued operations:
Loss from discontinued operations	—	(515)	(65)	(1,551)
Gain on sale of discontinued operations	—	1,535	22,349	3,995
Deferred income tax expense	—	—	(8,196)	—
Minority interest	—	(131)	(1,875)	(308)

Income from discontinued operations	—	889	12,213	2,136

Net (loss) income	$(1,517)	$(1,333)	$8,856	$(3,805)

Basic and diluted per share data:
Net loss from continuing operations	$(1.10)	$(1.54)	$(2.41)	$(4.03)
Income from discontinued operations	—	0.62	8.78	1.45

Net (loss) income	$(1.10)	$(0.92)	$6.37	$(2.58)

Basic weighted average shares used	1,383,404	1,441,866	1,388,660	1,472,549
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Shares	Stock	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2006	1,598,615	$16	$46,367	$(34,889)	$(2,480)	$9,014
Exercise of stock options (unaudited)	5,624	—	63	—	—	63
Common stock repurchase (unaudited)		—	—	—	(390)	(390)
Stock-based compensation (unaudited)		—	43	—	—	43
Conversion of operating partnership units to common stock (unaudited)	1,212	—	42	—	—	42
Net income (unaudited)		—	—	8,856	—	8,856

Balance, September 30, 2006 (unaudited)	1,605,451	$16	$46,515	$(26,033)	$(2,870)	$17,628

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Revised)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,856	$(3,805)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,173	8,444
Deferred rental income	(37)	(138)
Minority interest	1,359	(555)
Deferred income tax expense	5,959	—
Gain on sales of real estate assets	(22,349)	(3,995)
Gain on extinguishment of debt	(1,849)	—
Stock-based compensation expense	43	55
Interest on receivable from principal stockholders	—	(39)
Amortization of note payable premiums, included in interest expense	(331)	(348)
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	277	(17)
(Decrease) increase in accounts payable	(441)	494
Increase in prepaid and other assets	(1,390)	(1,731)
Increase in accrued and other liabilities	1,063	936

Net cash used in operating activities	(667)	(699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	36,163	9,072
Capital improvements to real estate assets	(3,005)	(2,916)

Net cash provided by investing activities:	33,158	6,156

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,250	20,228
Repayment of borrowings – property sales	(26,165)	(5,325)
Repayment of borrowings – refinances	(1,500)	(17,302)
Repayment of borrowings – scheduled payments	(1,290)	(1,652)
Repayment of borrowing from principal stockholder and director	—	(532)
Note payments, litigation settlement	(4,877)	—
Repurchase of common stock	(390)	(615)
Proceeds from exercise of stock options	63	—

Net cash used in financing activities:	(31,909)	(5,198)

Increase in cash	582	259

Cash and cash equivalents, beginning of period	300	589

Cash and cash equivalents, end of period	$882	$848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,356	$8,502
Cash paid for income taxes	133	88

	Nine Months Ended September 30,
	2006	2005
		(Revised)
		(See Note 2)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$43	$24
Debt assumed in connection with acquisitions of real estate assets	16,914	—
Borrowings in connection with acquisitions of real estate assets	16,452	—
Deposits held in escrow for acquisition of real estate assets	—	552
Financing in connection with repurchase of common stock	—	85
Financing in connection with cancellation of participating profit agreement	—	10
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.64%. As of September 30, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.
During the nine months ended September 30, 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during the nine months ended September 30, 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California (sold in the first quarter), a shopping center located in Columbia, South Carolina (sold in the third quarter) and an apartment complex located in Hazelwood, Missouri (sold in the fourth quarter). No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
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
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2005 and September 30, 2006 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2005 and 2006. All adjustments represent normal recurring items. The results of interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.38% and 13.35% limited partnership interest in the Operating Partnership at September 30, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 35,938 and 39,875 and OP Units (other than those held by the Company) outstanding of 852,304 and 859,101 (convertible into approximately 213,076 and 214,775 shares of common stock), at September 30, 2006 and

2005, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect would be anti-dilutive.
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
Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. (Factors which contributed to the uncertainty of gains and losses that would be recognized on property sales included the number of properties the Company would eventually sale during the year, the sales price to be obtained on each sale, the timing of when the sale would occur, and whether such sale would be part of a tax-deferred exchange or an outright sale with full gain or loss recognition). With the removal, in May 2006, of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that a tax provision should be recorded in future interim periods.
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
NOTE 3. REAL ESTATE
ACQUISITIONS
2006.
During the second quarter of 2006, the Company purchased three office properties; two located in Houston, Texas and one located in Victoria, Texas. The three properties have an aggregate rentable square footage of 192,747 square feet. Acquisition costs consisted of the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.
During the first quarter of 2006, the Company purchased four office properties located in Houston, Texas. The four properties have an aggregate rentable square footage of 381,605 square feet. Acquisition costs consisted of a new mortgage loan, the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.

2005.
No properties were acquired during 2005.
DISPOSITIONS
2006.
During the first quarter of 2006, the Company sold three properties for an aggregate sales price of $46,508,000. Sorrento II, an 88,073 square foot industrial property located in San Diego, California was sold January 6, 2006. Mira Mesa, an 88,295 square foot office property located in San Diego, California was sold January 13, 2006. Countryside, an 82,873 square foot office property located in Palatine, Illinois was sold March 14, 2006. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $6,300,000 was used to assist the funding of acquisitions in tax-deferred exchanges. The Company recorded a gain on sale of $22,349,000 in connection with the transactions, which are reflected as discontinued operations in the consolidated statements of operations.
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
In the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.
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
The carrying amounts of the properties classified as “Real estate held for sale” at December 31, 2005 are summarized below (dollars in thousands). No real estate assets were classified as held for sale by the Company at September 30, 2006.

December 31, 2005
Condensed Consolidated Balance Sheet
Real estate	$19,984
Other	2,288

Real estate assets held for sale	$22,272

Note payable, net	$26,186
Accounts payable	755
Accrued and other liabilities	1,012

Liabilities related to real estate held for sale	$27,953

Net income from discontinued operations.
Net income from discontinued operations of $12,213,000 for the nine months ended September 30, 2006 includes a gain generated from the sale of Sorrento II, Mira Mesa, and Countryside, the properties’ operating results through their respective disposition dates, income tax expense and minority interest share of income.
Net income from discontinued operations of $889,000 for the three months ended September 30, 2005 includes a gain generated on the third quarter 2005 sale of Richardson Plaza, the operating results of five properties sold between June 30, 2005 and September 30, 2006, and minority interest share of income. Income from discontinued operations of $2,136,000 for the nine months ended September 30, 2005, includes a gain generated from the 2005 sales of Sorrento I and Richardson Plaza, the operating results of the three properties sold in 2006, the three properties sold in 2005, and minority interest share of income. Due principally to the uncertainty of whether the Company might ultimately elect REIT status, no tax provision was recorded during the three and nine months ended September 30, 2005.
The condensed consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2006 and 2005 are summarized below (dollars in thousands):

	Three Months Ended September 30,
	2006	2005

Condensed Consolidated Statements of Operations
Rental revenue	$—	$1,868
Total expenses	—	2,383

Net loss from discontinued operations before gain on sale and minority interest	—	(515)
Gain on sale of discontinued operations		1,535
Minority interest from discontinued operations	—	(131)

Net income from discontinued operations	$—	$889

	Nine Months Ended September 30,
	2006	2005

Condensed Consolidated Statements of Operations
Rental revenue	$381	$5,557
Total expenses	446	7,108

Net loss from discontinued operations before gain on sale, income tax expense and minority interest	(65)	(1,551)
Gain on sale of discontinued operations	22,349	3,995
Income tax expense	(8,196)	—
Minority interest from discontinued operations	(1,875)	(308)

Net income from discontinued operations	$12,213	$2,136

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of September 30, 2006 and December 31, 2005 (dollars in thousands):

		September 30, 2006		December 31, 2005
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
2470 Gray Falls	12/29/2006	2,076	5.00%	—	—
12000 Westheimer	5/7/2007	448	6.80%	452	6.80%
Pacific Spectrum	6/10/2009	5,518	8.02%	5,571	8.02%
1501 Mockingbird	6/30/2009	309	6.00%	—	—
6430 Richmond Atrium	6/30/2009	739	5.50%	—	—
6420 Richmond Atrium	7/1/2009	6,342	5.50%	—	—
Morenci Professional Park	12/1/2009	1,725	6.60%	1,786	6.60%
7700 Building	7/10/2010	33,240	8.50%	33,498	8.50%
Columbia	7/1/2011	2,247	7.15%	2,787	10.50%
Bristol Bay	8/1/2011	7,214	7.58%	7,276	7.58%
Technology	8/1/2011	7,466	7.44%	7,533	7.44%
Creekside	12/1/2011	6,094	7.17%	6,149	7.17%
16350 Park Ten Place	5/11/2012	4,656	7.45%	4,694	7.45%
16360 Park Ten Place	5/11/2012	3,648	7.45%	3,678	7.45%
2855 Mangum	5/11/2012	2,688	7.45%	—	—
2855 Mangum	5/11/2012	1,599	6.00%	—	—
6430 Richmond Atrium	5/11/2012	2,256	7.45%	—	—
Southwest Pointe	6/1/2012	2,831	7.33%	2,855	7.33%
12000 Westheimer	8/11/2012	3,061	6.80%	3,090	6.80%
16350 Park Ten Place	5/11/2012	514	7.45%	518	7.45%
16360 Park Ten Place	8/11/2012	403	7.45%	406	7.45%
11500 Northwest Freeway	6/1/2014	4,281	5.93%	4,323	5.93%
11500 Northwest Freeway	6/1/2014	309	5.93%	312	5.93%
5850 San Felipe	8/1/2014	5,361	5.65%	5,415	5.65%
Northwest Corporate Center	8/1/2014	5,617	6.26%	5,667	6.26%
6677 North Gessner Road	9/1/2014	8,600	5.32%	—	—
8100 Washington	2/22/2015	2,306	5.59%	2,329	5.59%
8300 Bissonnet	5/1/2015	4,739	5.51%	4,758	5.51%
1501 Mockingbird	7/1/2015	3,350	5.28%	—	—
5450 Northwest Central	9/1/2015	2,763	5.38%	2,791	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,350	6.25%	4,400	6.25%
2401 Fountainview	3/1/2016	12,678	5.82%	—	—
Corporate — Unsecured	9/30/2006	—	7.15%	60	7.15%

	Subtotal	$149,428		$110,348
Variable Rate
Corporate — Unsecured	7/27/2006	—	—	95	8.25%
Corporate — Unsecured	5/31/2008	200	8.75%	200	8.25%
Corporate — Secured	10/1/2008	2,000	6.83%	2,000	6.83%

	Subtotal	$2,200		$2,295
Loan Premiums		1,569		1,900

	Total	$153,197		$114,543

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of September 30, 2006 and December 31, 2005, the unamortized debt premiums included in the above schedule were $1,569,000 and $1,900,000 respectively.
The Company has paid, refinanced or extended all material debt due to mature in 2006 with the exception of a mortgage loan due to mature in December 2006 on one of its office properties acquired in 2006. The Company expects to refinance this loan prior to maturity, but there is no assurance that it will be able to do so.
On June 27, 2006, a $2,250,000 mortgage loan was obtained on Columbia, the Company’s sole remaining shopping center property, located in South Carolina. The loan bears interest at a fixed rate of 7.15% per annum and matures in July 2011. The Company received proceeds of $1,845,000, net of $366,000 in impounds retained by the lender, for renovation costs.
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
On June 30, 2006, in connection with the acquisition of 6430 Richmond, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,262,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $741,000, bearing interest at a fixed rate of 5.50% per annum and maturing in June 2009.
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

Pursuant to prior agreements, William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. paid their balances due to the Company (See Note 11).
In January 2006, the balance due of $3,927,032 to the former limited partners of Fund II and the $950,000 in legal fees to plaintiff’s counsel was paid in full.
NOTE 7. GAIN ON EXTINGUISHMENT OF DEBT
In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations for the nine months ended September 30, 2006.
NOTE 8. MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.38% and 13.35% limited partnership interest in the Operating Partnership at September 30, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the Operating Partnership Units “(OP Units”)) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
OP Units (other than those held by the Company) of 852,304 (convertible into approximately 213,076 shares of common stock) were outstanding as of September 30, 2006. During the nine months ended September 30, 2006, a total of 4,855 OP Units were exchanged for 1,212 shares of Common Stock. During the year ended December 31, 2005, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.
NOTE 9. REPURCHASE OF COMMON STOCK
In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.
During the nine months ended September 30, 2006, a total of 18,130 shares were repurchased in open market transactions, increasing the total number of shares repurchased to 113,616. The total cost of the 18,130 shares repurchased during the period amounted to $390,000 at an average price of $21.52 per share.
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
NOTE 10. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of September 30, 2006, 118,876 shares were available for issuance to executive officers, directors or other key employees of the Company.
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
As a result of the January 1, 2006 adoption of SFAS No. 123R, the Company recognized compensation expense of $8,000 and $43,000, respectively, for the three and nine months ended September 30, 2006, which is included in general and administrative expense in its consolidated condensed statement of operations. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $.01 and $.03 per share, respectively. Compensation expense of $65,000 will be recognized over the next three years related to unvested stock options.
Pro Forma Information under SFAS No. 123
The following table illustrates the effect on net income (loss) and earnings per share for the three and nine months ended September 30, 2005 had the Company had applied the fair value recognition of the provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(1,333)	$(3,805)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(13)	(55)

Pro forma net loss	$(1,346)	$(3,860)

Per share data:
Basic and diluted, as reported	$(0.92)	$(2.58)
Basic and diluted, pro-forma	$(0.93)	$(2.62)
Stock Options
During the second quarter of 2006 and 2005, the Company granted 7,500 and 6,250 stock options, respectively, to its non-employee board members. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the second quarter of 2006 and 2005 was $10.00 and $6.04, respectively.
The fair value of the options issued during the second quarter of 2006 was estimated, as of the grant date, using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 51%; risk-free interest rate of 5.12%; and 6-year expected life. Due to its limited history as a public entity, the Company used a blended method in computing its estimate of expected volatility. The Company considered both its own historical stock price fluctuations and stock price fluctuations from another public real estate entity comparable in size. The risk-free interest rate assumption was based upon the U.S. 10-year treasury rate as of the grant date.
The fair value of each option granted prior to January 1, 2006 was estimated, as of the grant date, using the

Black-Scholes option-pricing model. Assumptions used for the 6,250 stocks options granted during 2005 included expected volatility of 62%; risk-free interest rate of 4.28%; and 10-year expected life. Due to its limited history as a public entity, the Company assumed a 10-year expected life on all options granted prior to January 1, 2006 and did not take a forfeiture rate into account. The expected volatility was based upon the daily stock price volatility for the one-year period prior to the date of grant. The risk-free interest rate assumption was based upon the U.S. 10-year treasury rate as of the grant date.
The Company has a policy of issuing new shares upon the exercise of stock options. During the nine months ended September 30, 2006, a total of 5,624 options were exercised. Net proceeds of $63,000 were received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

		Weighted
	Shares	Average	Average
	Under	Exercise	Intrinsic
	Option	Price	Value

Outstanding on January 1, 2003	47,375	$41.68

Granted (1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08

Granted (1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76

Granted (1)	6,250	$8.10
Outstanding on December 31, 2005	39,875	$23.84

Granted (1)	7,500	$18.25
Forfeited	(5,813)	$32.97
Exercised	(5,624)	$11.23	$58,479
Outstanding on September 30, 2006	35,938	$23.17	$206,710

Exercisable as of September 30, 2006	26,563	$26.19	$134,966

(1)	The exercise price of the stock options granted was equal to the fair market value on the date of grant.
The following table summarizes certain information for stock options outstanding on September 30, 2006:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 - $12.20	14,688	7.3 years	$10.58
$18.25 - $27.16	15,625	6.5 years	$21.74
$60.00 - $60.00	5,625	5.0 years	$60.00
The following table summarizes certain information for stock options exercisable on September 30, 2006:

		Weighted
Range of		Average
Exercise	Number	Exercise
Price	Exercisable	Price
$8.10 - $12.20	10,938	$11.08
$18.25 - $27.16	10,000	$23.70
$60.00 - $60.00	5,625	$60.00

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	10,000	$10.69
Granted	7,500	10.10
Vested	(7,188)	7.49
Forfeited	(938)	9.12

Nonvested at September 30, 2006	9,374	$8.48

As of September 30, 2006, unrecognized compensation cost related to nonvested shares under the Plan amounted to $65,000. That cost is expected to be recognized over a weighed average period of three years.
Restricted Stock
No restricted stock has been issued under the Plan since 2002. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. As of September 30, 2006 all 27,375 shares issued as restricted stock were fully vested and compensation expense for all restricted shares issued has been recognized. No compensation expense related to restricted shares was recognized during the nine months ended September 30, 2006. Compensation expense related to restricted shares of $55,000 was recognized during the nine months ended September 30, 2005.
NOTE 11. RELATED PARTY TRANSACTIONS
In July 2006, the Company reimbursed John N. Galardi, a director and principal stockholder, $250,810 for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. Expenses not previously recognized on this obligation, which totaled approximately $174,000, were expensed during the second and third quarters of 2006.
In July 2006, the Company paid its remaining indebtedness of $170,321 due to an entity affiliated with William J. Carden and John N. Galardi. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company.
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
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. During 2005, the Company accrued $161,000 related to the Guarantee Fee payable for the 2005 year and $7,500 for the nine months ended September 30, 2006 related to the Guarantee Fee payable for the 2006 year.
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
NOTE 12. SEGMENT INFORMATION
As of September 30, 2006, the Company owned a diverse portfolio of properties comprising office and industrial properties and a shopping center property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is located in Columbia, South Carolina.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the three months and nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

			Shopping
	Office	Industrial	Center	Other	Property Total

Three Months Ended September 30,
2006
Rental revenue	$6,219	$517	$96	—	$6,832
Property operating expenses	3,087	157	37	$13	3,294

Net operating income (NOI)	$3,132	$360	$59	$(13)	$3,538

Real estate held for investment, net	$158,738	$13,331	$1,533	$36	$173,638

2005
Rental revenue	$4,434	$556	$61	—	$5,051
Property operating expenses	2,180	220	31	$8	2,439
Net operating income (NOI)	$2,254	$336	$30	$(8)	$2,612

Real estate held for investment, net	$111,455	$14,074	$1,626	$32	$127,187

			Shopping		Property
	Office	Industrial	Center	Other	Total
Nine Months Ended September 30,
2006
Rental revenue	$16,790	$1,486	$259	$14	$18,549
Property operating expenses	8,058	487	82	17	8,644

Net operating income (NOI)	$8,732	$999	$177	$(3)	$9,905

Real estate held for investment, net	$158,738	$13,331	$1,533	$36	$173,638

2005
Rental revenue	$13,024	$1,706	$198	—	$14,928
Property operating expenses	5,818	552	49	$23	6,442

Net operating income (NOI)	$7,206	$1,154	$149	$(23)	$8,486

Real estate held for investment, net	$111,455	$14,074	$1,626	$32	$127,187

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES
Total revenues for reportable segments	$6,832	$5,051	$18,549	$14,928
Other revenues	26	80	174	337

Total consolidated revenues	$6,858	$5,131	$18,723	$15,265

NET LOSS
NOI for reportable segments	$3,538	$2,612	$9,905	$8,486
Unallocated amounts:
Interest and other income	26	80	174	337
Corporate general and administrative expenses	(806)	(901)	(2,730)	(2,745)
Depreciation and amortization	(2,871)	(2,132)	(8,098)	(6,242)
Interest expense	(2,657)	(2,209)	(7,211)	(6,640)
Gain on extinguishment of debt	—	—	1,849	—

Net loss from continuing operations before deferred income taxes and minority interest	$(2,770)	$(2,550)	$(6,111)	$(6,804)

	September 30,
	2006	2005

ASSETS
Total assets for reportable segments	$173,638	$127,187
Real estate held for sale	—	35,914
Cash and cash equivalents	882	848
Tenant and other receivables, net	349	615
Deferred rent receivable	1,282	1,245
Deposits held in escrow	—	552
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,492	8,476

Total consolidated assets	$190,643	$178,837

NOTE 13. COMMITMENTS AND CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.64%. As of September 30, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.
During the nine months ended September 30, 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during the nine months ended September 30, 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California (sold in the first quarter), a shopping center located in Columbia, South Carolina (sold in the third quarter) and an apartment complex located in Hazelwood, Missouri (sold in the fourth quarter). No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 89% occupied at September 30, 2006 compared to 87% at September 30, 2005. Properties held for investment considered stabilized, not undergoing major redevelopment, were 90% occupied at September 30, 2006 compared to 89% occupied at September 30, 2005. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in 2005 and 2006 are shown in the section “Discontinued operations”. The three properties sold during the first quarter of 2006 are classified as “Real estate held for sale” on the December 31, 2005 balance sheet. No properties were classified as “Real estate held for sale” as of September 30, 2006. Therefore, the revenues and expenses reported for the periods presented reflect results from properties currently owned.
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

Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. (Factors which contributed to the uncertainty of gains and losses that would be recognized on property sales included the number of properties the Company would eventually sale during the year, the sales price to be obtained on each sale, the timing of when the sale would occur, and whether such sale would be part of a tax-deferred exchange or an outright sale with full gain or loss recognition). With the removal, in May 2006, of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that a tax provision should be recorded in future interim periods.

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

RESULTS OF OPERATIONS
Discussion of the three months ended September 30, 2006 and 2005.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended September 30:

			Variance
	2006	2005	$	%

Rental revenue	$6,832,000	$5,051,000	1,781,000	35.3%
Operating expenses:
Property operating expenses	3,294,000	2,439,000	855,000	35.1%
General and administrative	806,000	901,000	(95,000)	(10.5%)
Depreciation and amortization	2,871,000	2,132,000	739,000	34.7%
Interest expense	2,657,000	2,209,000	448,000	20.3%
Rental revenue. Rental revenue increased $1,781,000, or 35.3%, for the three months ended September 30, 2006 in comparison to the three months ended September 30, 2005. This increase was attributable to $1,778,000 in revenue generated from seven office properties acquired during the nine months ended September 30, 2006. Revenues from properties owned for the full three months ended September 30, 2006 and September 30, 2005 remained relatively unchanged during the period. The weighted average occupancy of properties held for investment increased from 87% at September 30, 2005 to 89% at September 30, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $855,000, or 35.1%, was related to the seven acquired properties mentioned above. Operating expenses related to the acquired properties amounted to $981,000. This increase was partially offset as a result of i) an environmental remediation charge of $75,000 recorded during the third quarter of 2005 related to the Company’s property in Indiana, and ii) a decrease in bad debt expense incurred during the quarter.
Corporate general and administrative. General and administrative costs decreased $95,000, or 10.5% for the three months ended September 30, 2006 in comparison to the three months ended September 30, 2005. This decrease was due primarily to a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and by a decrease in compensation costs principally attributable to a reduction of corporate staff. The decrease was also attributable to lower professional fees incurred during the period.
Depreciation and amortization. The increase of $739,000, or 34.7%, was primarily due to the acquisition of the seven properties acquired in 2006. The increase was also the result of additional capital improvements and lease costs. During the nine months of 2006 and 2005, the Company incurred $3,005,000 and $2,916,000, respectively, in capital improvements, primarily for renovations and tenant improvements.
Interest expense. The increase of $448,000, or 20.3%, was primarily attributable to additional interest expense of $593,000 related to the seven acquired properties mentioned above. This increase was partially offset by the pay-off of litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000.
Deferred income taxes. The Company recognized a deferred income tax benefit of $1,019,000 for the three months ended September 30, 2006. The benefit was based on the operating results for the three months ended September 30, 2006. Due to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended September 30, 2005.
Minority interest. The share of loss from continuing operations for the three months ended September 30, 2006 for the holders of OP Units was $234,000 compared to a share of loss of $328,000 for the three months ended September 30, 2005. The 2006 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during the quarter ended September 30, 2006. The 2005 loss represents an average of 12.9% limited partner interest in the Operating Partnership not held by the Company during the quarter ended September 30, 2005.
Discontinued operations. The Company recorded a net loss from discontinued operations of $889,000 for the three months ended September 30, 2005. This loss from discontinued operations represents i) the operating results of the five properties sold between June 30, 2005 and September 30, 2006, ii) a gain on the sale of Richardson Plaza and iii) the minority interest share of loss. The Company had no gain or loss from discontinued operations for the three months ended September 30, 2006.
The net loss from discontinued operations is summarized below.

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Condensed Consolidated Statements of Operations
Rental revenue	$—	$1,868
Total expenses	—	2,383

Net loss from discontinued operations before minority interest	—	(515)
Gain on sale of discontinued operations	—	1,535
Minority interest from discontinued operations	—	(131)

Net loss from discontinued operations	$—	$889

Discussion of the nine months ended September 30, 2006 and 2005.
The following table shows a comparison of rental revenues and certain expenses for the nine months ended September 30:

			Variance
	2006	2005	$	%

Rental revenue	$18,549,000	$14,928,000	3,621,000	24.3%
Operating expenses:
Property operating expenses	8,644,000	6,442,000	2,202,000	34.2%
General and administrative	2,730,000	2,745,000	(15,000)	(0.1%)
Depreciation and amortization	8,098,000	6,242,000	1,856,000	29.8%
Interest expense	7,211,000	6,640,000	571,000	8.6%
Rental revenue. Rental revenue increased $3,621,000, or 24.3%, for the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. This increase was attributable to $3,405,000 in revenue generated from seven office properties acquired during the nine months ended September 30, 2006 in addition to $216,000 in greater revenues from properties owned for the full nine months ended September 30, 2006 and September 30, 2005 (“Same Properties”). This increase in Same Properties revenue was primarily attributable to higher rental rates and occupancy fluctuations. The weighted average occupancy of properties held for investment increased from 88% at September 30, 2005 to 89% at September 30, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $2,202,000, or 34.2% was principally due to $1,819,000 in operating expenses related to the seven acquired properties mentioned above. In addition, utility costs increased as a result of higher overall electricity rates. Real estate taxes rose due to an increase in the assessed values of several properties. Also attributing to this increase were higher maintenance and repair and cleaning and janitorial costs incurred during the period.
Corporate general and administrative. General and administrative costs remained relatively unchanged for the nine months ended September 30, 2006, decreasing $15,000, or 0.1%. General and administrative costs decreased as a result of a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and due to a decrease in compensation costs principally attributable to a reduction of corporate staff. This decrease was offset by legal costs of $150,000 incurred in connection with the settlement of the Warren F. Ryan litigation matter and $148,000 due to recognition of an obligation to reimburse John N. Galardi for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company.
Depreciation and amortization. The increase of $1,856,000, or 29.8%, was primarily due to the acquisition of the seven properties acquired in 2006. The increase was also the result of capital improvements and lease costs. During the nine months of 2006 and 2005, the Company incurred $3,005,000 and $2,916,000, respectively, in capital improvements, primarily for renovations and tenant improvements.
Interest expense. The increase of $571,000, or 8.6%, was primarily attributable to the 2006 acquisitions, which accounted for an increase of $1,169,000. The increase was partially offset due to the pay-off of the Company’s litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000.
Deferred income taxes. The Company recognized a deferred income tax benefit of $2,237,000 for the nine months ended September 30, 2006. The benefit was based on operating results from continuing operations. Due to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the nine months ended September 30, 2005.
Minority interest. The share of loss from continuing operations for the nine months ended September 30, 2006 for the holders of OP Units was $517,000 compared to a share of loss of $863,000 for the nine months ended September 30, 2005. The 2006 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during the nine months ended September 30, 2006. The 2005 loss represents an average of 12.7% limited partner interest in the Operating Partnership not held by the Company during the nine months ended September 30, 2005.
Gain on extinguishment of debt. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations for the nine months ended September 30, 2006.
Discontinued operations. The Company recorded net income from discontinued operations of $12,213,000 and $2,136,000, respectively, for the nine months ended September 30, 2006 and 2005. The net income from discontinued operations for the nine months ended September 30, 2006 includes gains generated on the sales of three properties sold during the first quarter of 2006, the properties’ operating results through their respective disposition dates, income tax expense and the minority interest share of income. Net income from discontinued operations for the nine months ended September 30, 2005, includes gains generated from the 2006 sales of Sorrento I and Richardson Plaza, the operating results of the three properties sold 2006, the three properties sold in 2005, and the minority interest share of income.
The net income from discontinued operations is summarized below.

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Condensed Consolidated Statements of Operations
Rental revenue	$381	$5,557
Total expenses	446	7,108

Net loss from discontinued operations before gain on sale, income tax expense and minority interest	(65)	(1,551)
Gain on sale of discontinued operations	22,349	3,995
Income tax expense	(8,196)	—
Minority interest from discontinued operations	(1,875)	(308)

Net income from discontinued operations	$12,213	$2,136

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2006, the Company derived cash from collection of rents, net proceeds received from three property sales and proceeds from a new loan obtained on its shopping center property located in South Carolina. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and repayment of borrowings, including the pay-off of the remaining balances due on the Company’s litigation notes payable and the pay-off of the prior loan on its shopping center property.
The Company reported net income of $8,856,000 for the nine months ended September 30, 2006 compared to a net loss of $3,805,000 for the nine months ended September 30, 2005. These results include the following non-cash items:

	Nine Months Ended
	September 30,
	2006	2005
Non-Cash Charges:
Depreciation and amortization	$8,173	$8,444
Minority interest	1,359	—
Net deferred income tax expense	5,959	—
Stock-based compensation expense	43	55
Non-Cash Items:
Amortization of loan premiums	(331)	(348)
Deferred rental income	(37)	(138)
Minority interest	—	(555)
Interest on receivable from principal stockholders	—	(39)
Net cash used in operating activities amounted to $667,000 and $699,000 for the nine months ended September 30, 2006 and 2005, respectively. Cash was used in operating activities for the nine months ended September 30, 2006 primarily to i) fund prepaid and other assets, which included contributions to lenders for funds held in escrow, mainly for payment of taxes, insurance and capital improvements and ii) reduce accounts payable. Cash was used in operating activities for the nine months ended September 30, 2005 primarily to fund prepaid and other assets.
Net cash provided by investing activities for the nine months ended September 30, 2006 amounted to $33,158,000. This amount was primarily attributable proceeds of $33,163,000 received from the sales of Sorrento II, Mira Mesa and Countryside during the period, of which $3,005,000 was used for capital expenditures, primarily for tenant improvements. Net cash provided by investing activities for the nine months ended September 30, 2005 amounted to $6,156,000. This amount was primarily attributable to proceeds of $9,072,000 received from the sales of Sorrento I and Richardson Plaza, of which $2,916,000 was used for capital expenditures, primarily for tenant improvements.
Net cash used by financing activities amounted to $31,909,000 for the nine months ended September 30, 2006. During the first nine months of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments amounted to $1,290,000 during the period. Proceeds of $2,250,000 were generated from a new loan on the Company’s shopping center property, of which $1,500,000 was used to extinguish prior debt on the property. In January 2006, Company paid the remaining balance due of $4,877,000 on its notes payable related to the Teachout litigation matter. Repurchases of common stock of $390,000 were also made during the period. Net cash used by financing activities amounted to $5,198,000 for the nine months ended September 30, 2005. Proceeds from borrowings amounted to $20,228,000 and repayment of borrowings in connection with refinances amounted to $17,302,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, borrowings of $5,325,000 were paid in connection with the sales of Sorrento I and Richardson Plaza. Scheduled principal payments for the nine months ended September 30, 2005 amounted to $1,652,000. In April 2005, the Company repaid a $532,000 loan from Mr. Galardi. Repurchases of common stock through open market transactions and an odd lot buy back program totaled $615,000 for the nine months ended September 30, 2005.
The following details the Company’s significant borrowings and repayment of borrowings during the nine months ended September 30, 2006.

On June 27, 2006, a $2,250,000 mortgage loan was obtained on Columbia, the Company’s sole remaining shopping center property, located in South Carolina. The loan bears interest at a fixed rate of 7.15% per annum and matures in July 2011. The Company received proceeds of $1,845,000, net of $366,000 in impounds retained by the lender, to be used for renovation costs.
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
On June 30, 2006, in connection with the acquisition of 6430 Richmond, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,262,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $741,000, bearing interest at a fixed rate of 5.50% per annum and maturing in June 2009.
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
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and corporate general and administrative expenses from cash generated by operations. In addition, the Company anticipates capital costs to be incurred related to leasing space and improvements to properties provided the estimated leasing of space is complete. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations subsequent to September 30, 2006 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$151,628	$2,524	$15,108	$51,893	$82,103
Capital expenditures (2)	1,704	1,704	—	—	—

Total	$153,332	$4,228	$15,108	$51,893	$82,103

(1)	See Note 5 — Notes Payable. These amounts do not include interest associated with the debt.

(2)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.
The Company is aware that two of its properties may contain hazardous substances above reportable levels. One of the properties is located in the State of Indiana. The Company has retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring. The other property is located in the State of South Carolina and is included in a special fund sponsored by the state. The timing of the cleanup is dependent on the State’s priorities and state funds will cover the costs for the cleanup. As such, no liability has been accrued on the Company’s books for this property.
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

At September 30, 2006, the Company’s total indebtedness included fixed-rate debt of approximately $149,428,000 and floating-rate indebtedness of $2,200,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.
A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $22,000, or $.02 per share, based upon the balances outstanding on variable rate instruments at September 30, 2006.
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
There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities

			Total Number of
	(1) Total		Shares Purchased as	Maximum Number of
	Number of		Part of Publicly	Shares that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
July 1-31, 2006	—	$—	—	—
August 1-31, 2006	4,476	21.91	—	—
September 1-30, 2006	4,972	22.13	—	—

Total	9,448	$22.02	—	—

(1)	Represents shares purchased in open market transactions.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On August 8, 2006, a report on Form 8-K was filed with respect to Item 2.02.
On July 5, 2006, a report on Form 8-K was filed with respect to Item 8.01.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 2, 2006	By:	/s/ William J. Carden

William J. Carden
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer

Date: November 2, 2006	By:	/s/ G. Anthony Eppolito

G. Anthony Eppolito
Vice President, Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002