Form 10-K
period 2006-12-31
AMERICAN SPECTRUM REALTY INC
filed 2007-03-15
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5850 San Felipe, Suite 450 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

(713) 706-6200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,848,480. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 569,147 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of February 28, 2007, 1,373,929 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 8, 2007, which will be filed on or before April 30, 2007.

PART I

ITEM 1.	BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.75%. As of December 31, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.

During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. During 2004, the Company acquired two office buildings in Houston, Texas and sold three properties, which consisted of an office building located in Columbia, Missouri, an industrial property located in San Antonio, Texas and a parcel of undeveloped land located in Phoenix, Arizona. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.

The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company’s interest as a limited partner in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership. If the Company receives any distributions from the Operating Partnership, it intends, in turn, if permitted by law, to pay dividends to its common stockholders so that the amount of dividends paid on each share of common stock equals four times the amount of distributions paid on each limited partnership unit in the Operating Partnership (“OP Unit”). The intended dividend of four times the distribution from each limited partnership unit is a result of the Company’s one-for-four reverse stock split in 2004. Most of the properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders of the OP Units have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. In May 2006, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, which removed a provision restricting the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision had been included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities. Except for scheduled monthly principal payments, the Company has no mortgage debt due to mature in 2007.

Business Objectives and Strategy

The Company’s fundamental business objective is to maximize stockholder value. The Company intends to achieve its business objective through opportunistic investments with effective asset management.

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

Employees

As of December 31, 2006, ASR employed 34 individuals, including on-site property management and maintenance personnel.

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

Acquisitions

During the second quarter of 2006, the Company purchased three office properties: two located in Houston, Texas and one located in Victoria, Texas. The three properties have an aggregate rentable square footage of 192,747 square feet. Acquisition costs consisted of the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.

During the first quarter of 2006, the Company purchased four office properties located in Houston, Texas. The four properties have an aggregate rentable square footage of 381,605 square feet. Acquisition costs consisted of a new mortgage loan, the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.

Dispositions

During the first quarter of 2006, the Company sold three properties for an aggregate sales price of $46,508,000. Sorrento II, an 88,073 square foot industrial property located in San Diego, California was sold January 6, 2006. Mira Mesa, an 88,295 square foot office property located in San Diego, California was sold January 13, 2006. Countryside, an 82,873 square foot office property located in Palatine, Illinois was sold March 14, 2006. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $6,300,000 was used to assist the funding of acquisitions in tax-deferred exchanges. The Company recorded a gain on sale of $22,349,000 in connection with the transactions, which are reflected as discontinued operations in the accompanying consolidated statements of operations.

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

The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures if its leasing projections are met. To meet these obligations, the Company may be required to refinance mortgage indebtedness and/or sell certain assets to provide cash. The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness and that it will have sufficient cash to meet its obligations. In addition, to fulfill the Company’s growth strategy, the Company may be required to raise additional cash through debt or equity financing.

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

The Company has incurred losses from continuing operations in each of the three years ended December 31, 2006. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

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

Over the next three years, current leases, which constitute approximately 61% of the square footage of the Company’s total rentable square footage of properties owned, will expire. In addition, 10% of the Company’s total rentable square footage was vacant as of December 31, 2006. The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could reduce the distributions to shareholders and adversely affect the market price of the Company’s Common Stock.

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

The Location and Type of the Company’s Properties

The Company’s 26 properties consist of 22 office, three industrial and one shopping center located in four geographic regions in six states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2006. All properties listed below are encumbered by debt.

		Total Gross	Percent of
		Leasable	Gross	Rented		Rent per
		Area	Leasable Area	Square	Annualized	Square
Property/State	Type	(Square Feet)	Occupied(1)	Feet	Net Rent(2)	Foot(3)
					(In thousands)

Arizona/California Region
7700 Building, CA	Office	208,825	90%	187,340	$5,292	$28.25
Bristol Bay, CA	Office	50,073	87%	43,745	1,083	24.75
Creekside Office, CA	Office	47,810	97%	46,409	1,175	25.32
Pacific Spectrum, AZ	Office	71,025	95%	67,822	1,007	14.85

Arizona/California Region Total		377,733	91%	345,316	8,557	24.78

Upper Midwest Region
Northwest Corporate Center, MO	Office	86,449	85%	73,419	1,210	16.48
Morenci Professional Park, IN	Industrial	105,600	86%	91,200	520	5.71

Upper Midwest Region Total		192,049	86%	164,619	1,730	10.51

Carolina Region
Columbia, SC	Shopping Center	58,783	90%	52,771	$281	$5.33

Carolina Region Total		58,783	90%	52,771	281	5.33

Texas Region
888 Sam Houston Parkway, TX	Office	45,625	90%	41,267	$572	$13.85
800 Sam Houston Parkway, TX	Office	42,653	93%	39,519	507	12.83
11500 Northwest Freeway, TX	Office	81,438	88%	71,488	1,029	14.39
5450 Northwest Central, TX	Office	56,350	98%	55,153	815	14.77
5850 San Felipe, TX	Office	102,141	90%	92,096	1,460	15.85
8100 Washington, TX	Office	44,060	100%	44,060	543	12.32
8300 Bissonnet, TX	Office	90,904	84%	76,171	897	11.78
12000 Westheimer, TX	Office	57,933	97%	56,258	855	15.19
16350 Park Ten Place, TX	Office	72,777	90%	65,341	1,016	15.55
16360 Park Ten Place, TX	Office	68,334	95%	64,640	993	15.36
2401 Fountainview, TX	Office	174,223	88%	153,659	2,563	16.68
2470 Gray Falls Drive, TX	Office	41,273	88%	36,387	499	13.71
2855 Mangum, TX	Office	71,854	76%	54,288	763	14.06
14741 Yorktown, TX	Office	93,912	100%	93,912	850	9.05
1501 Mockingbird, TX	Office	70,255	98%	68,674	888	12.94
6420 Richmond Atrium, TX	Office	77,622	89%	68,909	977	14.18
6430 Richmond Atrium, TX	Office	44,852	77%	34,555	481	13.93
Southwest Pointe, TX	Industrial	101,156	91%	92,278	625	6.77
Technology, TX	Industrial	118,413	86%	102,153	571	5.59

Texas Region Total		1,455,775	90%	1,310,808	16,904	12.90

Total/Weighted Average		2,084,340	90%	1,873,514	$27,472	$14.66

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2006.

(2)	Represents base rent at December 31, 2006 for occupied square footage.

(3)	Represents Annualized Net Rent divided by Rented Square Feet.

For the year ended December 31, 2006, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2006, is included as part of Schedule III in Item 15.

Office Properties

The Company owns 22 office properties with total rentable square footage of 1,700,388. The office properties range in size from 41,273 square feet to 208,825 square feet, and have remaining lease terms ranging from less than one to 11 years.

The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2006, the weighted average occupancy of the office properties was 90%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2006, was $16.59 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2007(2)	335	446,732		$6,348		25%
2008	176	264,232		4,131		16%
2009	134	272,797		4,667		19%
2010	55	212,588		4,509		18%
2011	36	129,654		2,459		10%
Thereafter	15	228,447		3,016		12%

Total	751	1,554,450	(3)	$25,130	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2006, and thus differs from annualized net rent in the preceding table, which is based on 2006 rents.

Industrial Properties

The Company owns three industrial properties aggregating 325,169 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 101,156 square feet to 118,413 square feet. As of December 31, 2006, multiple tenants occupied all three of the industrial properties. As of December 31, 2006, the weighted average occupancy of the industrial properties held for investment was 88%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2006, was $6.01 as of such date.

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

INDUSTRIAL PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2007(2)	32	138,367		$924		45%
2008	25	70,591		685		33%
2009	12	40,324		238		12%
2010	2	6,594		39		2%
2011	6	13,437		87		4%
Thereafter	1	10,000		94		4%

Total	78	279,313	(3)	$2,067	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2006, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2006 rents.

Shopping Center Property

The Company owns one shopping center property with total rentable square footage of 58,783. The shopping center property has remaining lease terms ranging from less than one to nine years. The shopping center leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants’ sales. As of December 31, 2006, the occupancy of the shopping center property was 90%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2006, was $5.33 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

SHOPPING CENTER PROPERTY

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2007(2)	1	3,000		$46		12%
2008	2	24,300		120		32%
2009	2	15,238		107		28%
2010	1	2,400		39		10%
2011	1	6,000		50		13%
Thereafter	1	1,833		17		5%

Total	8	52,771	(3)	$379	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2006, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2006 rents.

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of the holders of the Company’s common stock, through the solicitation of proxies or otherwise.

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

	Common Stock
	High	Low

2006
First Quarter	$19.00	$13.90
Second Quarter	24.25	16.40
Third Quarter	24.90	21.05
Fourth Quarter	24.99	20.25
2005
First Quarter	$9.63	$7.80
Second Quarter	9.75	7.50
Third Quarter	11.40	8.25
Fourth Quarter	16.91	10.00

Holders

The approximate number of holders of the shares of the Company’s Common Stock was 4,500 as of February 28, 2007.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2006 or 2005.

In 2003, the Company’s Board of Directors established a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of a dividend.

Company Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
	(1)Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs(2)	Programs(2)

October 1-31, 2006	—	$—	—	—
November 1-30, 2006	—	—	—	—
December 1-31, 2006	219	21.15	—	—

Total	219	$21.15	—	—

(1)	Shares purchased in private transaction.

(2)	See Note 11 — Repurchase of Common Stock — in the Consolidated Financial Statements

Company Sales of Equity Securities

In connection with the exercise of stock options, the Company issued 5,624 shares of Common Stock to directors during 2006. The issuances were pursuant to the Company’s Omnibus Stock Option Incentive Plan.

Proceeds of $63,146 were received from the issuances. The issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

The following table provides information as of December 31, 2006 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
Number of Securities	Weighted Average	for Future Issuance
to be Issued	Per Share	Under Equity Compensation
Upon Exercise of	Exercise Price of	Plan (Excluding Securities
Outstanding Options	Outstanding Options	Reflected in First Column)

35,938	$23.17	118,876

See Note 14 — Stock Option and Restricted Share Plans — in the Consolidated Financial Statements for information regarding the material features of the above plan.

Performance Graph

The following graph is a comparison of the five year cumulative stockholder total return on the Company’s Common Stock from January 1, 2002 through December 31, 2006, to the cumulative total return on the Amex Stock Market (U.S.) Index and the NAREIT Equity Index. The graph assumes an investment of $100 in the Common Stock and each of the indices at the close of business on December 31, 2001, and that all dividends were reinvested. The return shown on the graph in not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Spectrum Realty, Inc., The AMEX Composite Index
And The NAREIT Equity Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2006	2005	2004	2003	2002
	(Dollars in thousands, except for per share data)

OPERATING DATA:
Total revenues	$26,047	$20,269	$19,733	$17,513	$16,198
Property operating expense	11,935	8,716	7,113	6,419	5,808
General and administrative	3,468	3,703	4,438	6,801	8,586
Depreciation and amortization	11,020	8,464	7,534	6,444	5,720
Interest expense	9,850	8,824	9,273	7,843	7,267
Litigation settlement	—	—	—	—	1,200
Impairment of real estate asset	—	—	—	—	472
Deferred income tax benefit (expense)	3,893	3,360	2,222	(278)	5,591
Net loss from continuing operations	(4,377)	(5,409)	(5,705)	(8,293)	(6,245)
Income (loss) from discontinued operations	10,911	3,143	(3,402)	(6,055)	(885)
Net income (loss)	6,534	(2,266)	(9,107)	(14,348)	(7,130)
Basic and diluted per share data:(1)
Net loss from continuing operations	$(3.16)	$(3.71)	$(3.68)	$(5.59)	$(4.52)
Income (loss) from discontinued operations	7.87	2.15	(2.19)	(4.08)	(0.64)
Net income (loss)	4.71	(1.56)	(5.87)	(9.67)	(5.16)
Dividends per share	N/A	N/A	N/A	N/A	2.00
BALANCE SHEET DATA:
Real estate held for investment, net	$172,813	$126,711	$130,630	$126,234	$116,607
Total assets	190,182	169,185	187,545	208,003	253,557
Total long term debt	155,036	114,543	113,230	109,228	93,960
Stockholders’ and partners’ equity	15,339	9,014	11,427	20,435	30,857
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$97	$(1,471)	$(2,628)	$(3,468)	$446
Investing activities	31,230	5,202	5,540	27,518	(3,566)
Financing activities	(30,461)	(4,020)	(5,260)	(21,901)	1,624

(1)	The net loss data was based upon the weighted average shares of 1,386,328 for 2006, 1,457,079 for 2005, 1,551,189 for 2004, 1,483,675 for 2003, and 1,381,860 for 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.75%. As of December 31, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.

During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. During 2004, the Company acquired two office buildings in Houston, Texas and sold three properties, which consisted of an office building located in Columbia, Missouri, an industrial property located in San Antonio, Texas and a parcel of undeveloped land located in Phoenix, Arizona. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.

The properties held for investment by the Company were 90% occupied at December 31, 2006 compared to 88% at December 31, 2005. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

In the accompanying financial statements, the results of operations of properties sold during 2004, 2005 and 2006 are shown in the section “Discontinued operations”. The three properties sold during the first quarter of 2006 are classified as “Real estate held for sale” on the December 31, 2005 balance sheet. No properties were classified as “Real estate held for sale” as of December 31, 2006. Therefore the revenues and expenses reported for the fiscal years ended December 31, 2004, 2005 and 2006 reflect results from properties currently held for investment by the Company. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

The Company intends to continue to seek to acquire additional properties in core markets and further reduce its non-core assets while focusing on an aggressive leasing program during 2007.

CRITICAL ACCOUNTING POLICIES

The major accounting policies followed by the Company are listed in Note 2 — Summary of Significant Accounting Policies — of the Notes to the Consolidated Financial Statements. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2006	2005	$$	%

Rental revenue	$25,546,000	$19,919,000	5,627,000	28.2%
Operating expenses:
Property operating expenses	11,935,000	8,716,000	3,219,000	36.9%
General and administrative	3,468,000	3,703,000	(235,000)	(6.3)%
Depreciation and amortization	11,020,000	8,464,000	2,556,000	30.2%
Interest expense	9,850,000	8,824,000	1,026,000	11.6%

Rental revenue.  Rental revenue for the year ended December 31, 2006 increased $5,627,000, or 28.2%, in comparison to the year ended December 31, 2005. This increase was attributable to $5,177,000 in revenue generated from seven office properties acquired in the first and second quarters of 2006, in addition to $450,000 in greater revenues from properties owned for the full years ended December 31, 2006 and December 31, 2005. (“Same Properties”). The increase in Same Properties revenue was primarily due to an increase in overall occupancy. The weighted average occupancy of properties held for investment increased from 88% at December 31, 2005 to 90% at December 31, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.  The increase of $3,219,000, or 36.9%, was principally due to $2,936,000 in expenses related to the seven acquired properties mentioned above. In addition, utilities increased as a result of higher electricity rates. Further, property taxes rose as a result of an increase in the assessed value of several properties. Also attributing to this increase were higher maintenance and repair costs incurred during 2006, in large part related to heating and air conditioning.

General and administrative.  The decrease of $235,000, or 6.3%, was primarily attributable to a reduction in corporate expenses due to the closure of the Company’s office in St. Louis, Missouri in December 2005 and due to a decrease in compensation costs principally attributable to a reduction of corporate staff. This decrease was partially offset by legal costs of $150,000 incurred in connection with the settlement of a litigation matter and $148,000 due to recognition of an obligation to reimburse John N. Galardi for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company.

Depreciation and amortization.  The increase of $2,556,000, or 30.2%, was in large part due to the depreciation of capital improvements and amortization of capitalized lease costs. During 2006 and 2005, the Company incurred $4,933,000 and $4,886,000, respectively, in capital improvements on its existing properties, primarily for renovations and tenant improvements. The increase was also attributable to depreciation and amortization of $1,761,000 related to the seven acquired properties mentioned above.

Interest expense.  The increase of $1,026,000, or 11.6%, was primarily due to additional interest expense of $1,824,000 related to the seven acquired properties mentioned above. This increase was partially offset by the pay-off of the Company’s litigation notes payable. In October 2005, the Company made a principal pay-down payment of $4,635,000 and in January 2006, paid the remaining balance due of $4,877,000.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $3,893,000 for the year ended December 31, 2006 compared to $3,360,000 for the year ended December 31, 2005. The income tax benefits were recorded at an effective rate of 43.5% for the year ended December 31, 2006 in comparison to an effective rate of 35.3% for the year ended December 31, 2005.

Minority interest.  The share of loss from continuing operations for the year ended December 31, 2006 for the holders of OP Units was $674,000 compared to $764,000 for the year ended December 31, 2005. The 2006 loss represents an average of 13.3% limited partner interest in the Operating Partnership not held by the Company during 2006. The 2005 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during 2005.

Gain (loss) on extinguishment of debt.  During 2006, the Company recorded a net gain on early extinguishment of debt of $1,282,000. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized in connection with the transaction. In December 2006, in connection with loan refinances on 12000 Westheimer and 2470 Gray Falls, the Company recorded a loss on early extinguishment of debt of $567,000, which consisted of a prepayment penalty of $474,000 and the write-off of unamortized loan costs of $93,000. During 2005, in connection with the loan refinance of 800 and 888 Sam Houston Parkway, the Company recorded a loss on early extinguishment of debt of $95,000 related to the write-off of unamortized loan costs.

Discontinued operations.  The Company recorded net income from discontinued operations of $10,911,000 for the year ended December 31, 2006. Loss from operations of discontinued operations of $65,000 was related to the three properties sold during the first quarter of 2006. The Company recorded a loss from operations of discontinued operations of $2,110,000 during 2005 related to the three properties sold during 2006 and the three properties sold during 2005. Also reflected in the net income (loss) for 2006 and 2005 are the gains on sales of discontinued operations, income tax expense and minority interest from discontinued operations. See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.

The net income from discontinued operations is summarized below (dollars in thousands).

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Rental revenue	$381	$6,927
Total expenses	446	9,037

Net loss from discontinued operations before gain on sale and share of minority interest	(65)	(2,110)

Gain on sale of discontinued operations	22,349	7,895
Income tax expense	(9,698)	(2,198)
Minority interest from discontinued operations	(1,675)	(444)

Net income from discontinued operations	$10,911	$3,143

Gain on sale of discontinued operations.  The Company sold three properties — an industrial property and two office buildings — during the first three months of 2006 for an aggregate sales price of $46,508,000. The 2006 sales generated a gain of $22,349,000. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $6,300,000 was used to assist the funding of acquisitions in tax-deferred exchanges. The Company sold three properties — one shopping center, one industrial property and one apartment complex — during 2005 for an aggregate sales price of $27,043,000. The three properties sold during 2005 generated a net gain on sale of discontinued operations of $7,895,000. An income tax expense on discontinued operations of $9,698,000 was recorded during the year ended December 31, 2006 compared to $2,198,000 during the year ended December 31, 2005.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2005	2004	$$	%

Rental revenue	$19,919,000	$19,498,000	421,000	2.2%
Operating expenses:
Property operating expenses	8,716,000	7,113,000	1,603,000	22.5%
General and administrative	3,703,000	4,438,000	(735,000)	(16.6)%
Depreciation and amortization	8,464,000	7,534,000	930,000	12.3%
Interest expense	8,824,000	9,273,000	(449,000)	(4.8%)

Rental revenue.  Rental revenue for the year ended December 31, 2005 increased $421,000, or 2.2%, in comparison to the year ended December 31, 2004. This increase was attributable to $1,001,000 in revenue generated from two office properties acquired in August and October 2004, offset by $580,000 in fewer revenues from properties owned for the full years ended December 31, 2004 and 2005 (“Same Properties”). This decrease in Same Properties revenue was primarily due to $293,000 in lease buyout revenue obtained at an office property in California during 2004 and due to a decrease in overall occupancy. Weighted average occupancy of properties held for investment decreased from 89% at December 31, 2004 to 88% at December 31, 2005. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.

Property operating expenses.  The increase of $1,603,000, or 22.5%, was principally due to $871,000 in expenses related to the two acquired properties mentioned above. In addition, utilities increased $413,000 as a result of higher electricity rates. Property general and administrative expenses increased in large part due to costs associated with an environmental matter at the Company’s industrial property in Indiana. Further, property taxes rose as a result of an increase in the assessed value of several properties.

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

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $3,360,000 for the year ended December 31, 2005 compared to $2,222,000 for the year ended December 31, 2004. This increase was primarily due to an increase in taxable losses for the year ended December 31, 2005 in comparison to the year ended December 31, 2004.

Minority interest.  The share of loss from continuing operations for the year ended December 31, 2005 for the holders of OP Units was $764,000 compared to $814,000 for the year ended December 31, 2004. The 2005 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during 2005. The 2004 loss represents the 12.5% limited partner interest in the Operating Partnership not held by the Company during 2004.

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

Discontinued operations.  The Company recorded a loss from operations of discontinued operations of $2,110,000 during 2005 related to the three properties sold during 2006 and the three properties sold during 2005. The Company recorded a loss from operations of discontinued operations of $2,574,000 during 2004 related to three properties sold during 2006, the three properties sold during 2005 and three properties sold during 2004. See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.

The net loss from discontinued operations before net (loss) gain on sale, impairment of real estate assets and income tax benefit is summarized below.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Rental revenue	$6,927	$8,848
Total expenses	9,037	11,422

Net loss from discontinued operations before gain on sale and share of minority interest	(2,110)	(2,574)
Gain (loss) on sale of discontinued operations	7,895	(2,298)
Income tax (expense) benefit	(2,198)	985
Minority interest from discontinued operations	(444)	485

Net income (loss) from discontinued operations	$3,143	$(3,402)

Gain on sale of discontinued operations.  The Company sold three properties — one shopping center, one industrial property and one apartment complex — during 2005 for an aggregate sales price of $27,043,000. The three properties sold during 2005 generated a net gain on sale of discontinued operations of $7,895,000. The Company sold three properties — one office building, one industrial property and a parcel of undeveloped land — during 2004 for an aggregate sales price of $12,214,000. Losses totaling $2,597,000 were recorded on the sale of the office building and the parcel of undeveloped land. The sale of the industrial property generated a gain of $299,000. An income tax expense on discontinued operations of $2,198,000 was recorded during the year ended December 31, 2005 compared to an income tax benefit of $985,000 during the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, the Company derived cash from collection of rents, net proceeds received from three property sales and proceeds from loan refinances. Major uses of cash included payment for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings, and the repurchase of common stock.

The Company reported net income of $6,534,000 and net losses of $2,266,000 and $9,107,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These results include the following non-cash items:

	Years Ended December 31,
	2006	2005	2004

Non-Cash Charges:
Depreciation and amortization	$11,094	$11,190	$10,946
Deferred compensation expense	51	55	101
Minority interest	1,001	—	—
Deferred income tax expense	5,805	—	—
Non-Cash Items:
Deferred income tax benefit	—	(1,162)	(3,207)
Deferred rental income	(291)	(137)	(520)
Minority interest	—	(320)	(1,299)
Interest on receivable from principal stockholders	—	(39)	(66)
Amortization of loan premiums	(440)	(459)	(564)
Amortization of note receivable discount	—	—	(58)
Mark-to-market adjustments on interest rate protection agreements	—	—	(65)

Net cash provided by operating activities amounted to $97,000 for the year ended December 31, 2006. Net income generated from operations of $123,000 was partially offset by a net increase in operating assets and liabilities of $26,000. Net cash used by operating activities amounted to $1,471,000 and $2,628,000 for the years ended December 31, 2005 and 2004, respectively. Cash was used in operating activities for the years ended December 31, 2005 and 2004 primarily to (i) fund operations and ii) fund prepaid and other assets, which included contributions to lenders for funds held in escrow, mainly for payment of taxes, insurance and capital improvements.

Net cash provided by investing activities for the year ended December 31, 2006 amounted to $31,230,000. This amount was due to proceeds of $36,163,000 received from the sale of three properties during 2006, offset by funds used for capital improvements of $4,933,000. Net cash provided by investing activities for the year ended December 31, 2005 amounted to $5,202,000. This amount was due to proceeds of $15,298,000 (included $5,210,000 held in escrow for future acquisitions) received from the sale of three properties during 2005, offset by funds used for capital improvements of $4,886,000. Net cash provided by investing activities for the year ended December 31, 2004 amounted to $5,540,000. This amount was primarily attributable to proceeds of $11,357,000 (included $1,191,000 held in escrow) received from the sale of three properties during 2004, partially offset by funds used for capital expenditures of $4,516,000.

Net cash used by financing activities amounted to $30,461,000 for the year ended December 31, 2006. These uses were comprised of i) repayments of borrowings on property sales of $26,165,000, ii) a principal pay-down of $4,877,000 on the Company’s note payable to the former limited partners of Sierra Pacific Development Fund II, LP (“Fund II”), iii) scheduled principal payments of $1,717,000 and iv) repurchases of common stock of $395,000. These amounts were offset by net proceeds provided by loan refinances of $2,650,000. Net cash used by financing activities amounted to $4,020,000 for the year ended December 31, 2005. These uses were comprised of i) repayments of borrowings on property sales of $5,570,000, ii) a principal pay-down of $4,635,000 on the Company’s note payable to the former limited partners of Fund II, iii) repayment of a $532,000 loan from John N. Galardi, a director and principal stockholder, iv) scheduled principal payments of $2,072,000 and v) repurchases of common stock of $1,403,000. These amounts were offset by net proceeds provided by loan refinances of $9,242,000 and the collection of a $950,000 receivable from principal shareholders of the Company. Net cash used by financing activities amounted to $5,260,000 for the year ended December 31, 2004. Net funds provided from borrowings totaled $21,109,000, which consisted of $19,976,000 to refinance debt on four properties and $1,133,000 from other borrowings. Scheduled principal payments for the year ended December 31, 2004 amounted to $2,859,000. Repayment of borrowings on property sales and refinances for the year ended December 31, 2004 totaled $7,041,000 and $15,796,000, respectively.

The following details the Company’s significant borrowings and repayment of borrowings activity during the two years ended December 31, 2006 and 2005.

On December 29, 2006, the Company refinanced its debt on 12000 Westheimer and 2470 Gray Falls, office properties in Houston, Texas, by entering into a long-term loan agreement in the amount of $7,350,000. The new loan bears interest at a fixed rate of 5.70% and matures in January 2017. Net proceeds of $240,000 were received in connection with the transaction.

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

On March 28, 2006, in connection with the acquisition of 14741 Yorktown, an office property in Houston, Texas, the Company assumed a loan in the amount of $8,600,000. The loan bears interest at a fixed rate of 5.32% per annum and matures in September 2014.

On March 15, 2006, in connection with the acquisition of 2855 Mangum, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,702,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $1,627,000, bearing interest at a fixed rate of 6.00% per annum and maturing in May 2012.

On February 10, 2006, in connection with the acquisition of 2470 Gray Falls, an office property in Houston, Texas, the Company financed a new loan in the amount of $2,076,000. The loan bore interest at a fixed rate of 5.00% per annum and was due to mature December 29, 2006. On November 28, 2006, the Company obtained short-term financing in the amount of $2,887,500. Proceeds of $702,000, net of repayment of the prior loan, were generated in connection with the refinance. The new loan was paid in December 2006 in connection with the loan refinance on another office property.

On February 2, 2006, in connection with the acquisition of 2401 Fountainview, an office property in Houston, Texas, the Company financed a new loan in the amount of $12,750,000. The loan bears interest at a fixed rate of 5.82% per annum and matures in March 2016.

On December 14, 2005, the Company refinanced its debt on 800 and 888 Sam Houston Parkway with a short-term $4,200,000 revolving credit promissory note with a bank. The balance due on the debt was $3,609,000 at the time of the refinance. Net proceeds of $518,000 were received as a result of the refinance. On December 29, 2005, the Company entered into a long-term loan agreement in the amount of $4,400,000 with a credit union and paid the balance due on the revolving credit promissory note. The new loan bears interest at a fixed rate of 6.25% and matures in December 2015. The new loan allowed for an additional $600,000 to be funded in 2006 contingent upon certain terms and conditions required by the lender. On December 29, 2006, the additional $600,000 was funded to the Company.

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

On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note, which bore interest at prime plus 1% per annum, was paid in 2006.

On August 24, 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties, and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.

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

In 2002, the lender under a loan agreement related to two South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. The payment reduced the balance of the loan to $2,756,000. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the current lender and paid $1,500,000, which fully satisfied the loan.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities. Except for scheduled monthly principal payments, the Company has no mortgage debt due to mature in 2007.

CONTRACTUAL OBLIGATIONS

The following table aggregates the Company’s contractual obligations as of December 31, 2006 (in thousands):

	Payment Due by Period
		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$153,576	$1,850	$19,710	$56,055	$75,961
Interest costs on long
term debt(1)	58,443	10,564	20,516	14,423	12,940
Capital expenditures(2)	1,569	1,569	—	—	—
Consulting	26	18	8	—	—

Total	$213,614	$14,001	$40,234	$70,478	$88,901

(1)	See Note 7 — Notes Payable — of the Consolidated Financial Statements.

(2)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management’s beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies or properties acquired in the Company’s 2001 consolidation transaction; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-K.

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

The Company had no swap contracts at December 31, 2006 or December 31, 2005.

At December 31, 2006, the Company’s total indebtedness included fixed-rate debt of approximately $151,382,000 and floating-rate indebtedness of approximately $2,194,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Loan Premiums	Total	Fair Value
	(Dollars in thousands)

Secured Fixed	$1,813	$1,840	$15,713	$33,235	$22,820	$75,961	$1,460	$152,842	$152,842
Average interest rate	6.86%	6.86%	6.86%	6.89%	6.37%	6.09%		6.72%
Secured Variable	$37	$1,957	$—	$—	$—	$—	$—	$1,994	$1,994
Average interest rate	8.07%	8.07%						8.07%
Unsecured Variable	$—	$200	$—	$—	$—	$—	$—	$200	$200
Average interest rate		9.25%						9.25%

The Company believes that the fair values of such instruments approximate carrying value at December 31, 2006.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by $21,940, or $.02 per share, based upon the balances outstanding on variable rate instruments and the number of common shares outstanding at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15. — Exhibits, Financial Statement Schedules And Reports On Form 8-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO Seidman, LLP, which had served as the Company’s independent registered accounting firm since February 22, 2001, was dismissed after completion of the audit of the Company’s financial statements for the year ended December 31, 2005. Hein & Associates LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

BDO Seidman, LLP’s reports on the Company’s financial statements for each of the years ended December 31, 2005 and 2004 did not contain an adverse or disclaimer of opinion nor was it qualified as to uncertainty, audit scope or accounting principles. BDO Seidman, LLP’s report for the year ended December 31, 2004 was modified to include an emphasis paragraph related to the Company’s need to sell assets to fund its cash requirements for other than normal property operations and refinance or extend debt as it matures. During the years ended December 31, 2005 and 2004 and interim period up to the completion of the audit of the Company’s financial statements for the year ended December 31, 2005, there had been no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes made in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2007 for its annual stockholder’s meeting to be held May 8, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2007 for its annual stockholder’s meeting to be held May 8, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2007 for its annual stockholder’s meeting to be held May 8, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2007 for its annual stockholder’s meeting to be held May 8, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2007 for its annual stockholder’s meeting to be held May 8, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page No.

(a)	(1)	Financial Statements
		Reports of Independent Registered Public Accounting Firms	28
		Consolidated Balance Sheets at December 31, 2006 and 2005	30
		Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	31
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	32
		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	33
		Notes to Consolidated Financial Statements	34
	(2)	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	58
		Schedule III — Real Estate and Accumulated Depreciation	59
	(3)	Exhibits to Financial Statements
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item	64
		On November 2, 2006, a report on Form 8-K was filed with respect to Item 2.02.
		On November 13, 2006, a report on Form 8-K was filed with respect to Item 8.01.
		On December 14, 2006, a report on Form 8-K was filed with respect to Item 8.01.
(b)		Exhibits

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedules listed in Item 15(a) as of and for the year ended December 31, 2006. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

HEIN & ASSOCIATES LLP

Houston, Texas
March 12, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Spectrum Realty, Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

Dallas, Texas
March 14, 2006

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands,
	except share amounts)

ASSETS
Real estate held for investment	$211,109	$154,826
Accumulated depreciation	(38,296)	(28,115)

Real estate held for investment, net	172,813	126,711
Real estate held for sale	—	22,272
Cash and cash equivalents	1,166	300
Tenant and other receivables, net of allowance for doubtful accounts of $243 and $135, respectively	470	455
Deferred rents receivable	1,536	1,245
Deferred tax asset	—	53
Deposits held in escrow for tax-deferred exchanges	—	5,210
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,197	8,939

Total Assets	$190,182	$169,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, including premiums of $1,460 and $1,900, respectively	$155,036	$114,543
Notes payable, litigation settlement	—	4,877
Liabilities related to real estate held for sale	—	27,953
Accounts payable	2,461	2,194
Deferred tax liability	5,752	—
Accrued and other liabilities (including $0 and $331, respectively, to related parties)	5,549	5,468

Total Liabilities	168,798	155,035

Minority interest	6,045	5,136
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,606,179 and 1,598,615 shares, respectively; outstanding, 1,379,429 and 1,390,214 shares, respectively	16	16
Additional paid-in capital	46,553	46,367
Accumulated deficit	(28,355)	(34,889)
Treasury stock, at cost, 226,750 and 208,401 shares, respectively	(2,875)	(2,480)

Total Stockholders’ Equity	15,339	9,014

Total Liabilities and Stockholders’ Equity	$190,182	$169,185

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

REVENUES:
Rental revenue	$25,546	$19,919	$19,498
Interest and other income	501	350	235

Total revenues	26,047	20,269	19,733

EXPENSES:
Property operating expense	11,935	8,716	7,113
General and administrative	3,468	3,703	4,438
Depreciation and amortization	11,020	8,464	7,534
Interest expense	9,850	8,824	9,273

Total expenses	36,273	29,707	28,358

OTHER INCOME (LOSS):
Net gain (loss) on extinguishment of debt	1,282	(95)	(116)

Total other gain (loss)	1,282	(95)	(116)

Loss from continuing operations before deferred income tax benefit and minority interest	(8,944)	(9,533)	(8,741)
Deferred income tax benefit	3,893	3,360	2,222

Loss from continuing operations before minority interest	(5,051)	(6,173)	(6,519)
Minority interest (share from continuing operations)	674	764	814

Loss from continuing operations	(4,377)	(5,409)	(5,705)
Discontinued operations:
Loss from operations	(65)	(2,110)	(2,574)
Gain (loss) on sale of discontinued operations	22,349	7,895	(2,298)
Income tax (expense) benefit	(9,698)	(2,198)	985
Minority interest	(1,675)	(444)	485

Income (loss) from discontinued operations	10,911	3,143	(3,402)

Net income (loss)	$6,534	$(2,266)	$(9,107)

Basic and diluted per share data:
Loss from continuing operations	$(3.16)	$(3.71)	$(3.68)
Income (loss) from discontinued operations	7.87	2.15	(2.19)

Net income (loss)	$4.71	$(1.56)	$(5.87)

Basic and diluted weighted average shares used	1,386,328	1,457,079	1,551,189

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Receivable
			Additional			from
	Common	Common	Paid-In	Accumulated	Deferred	Principal	Treasury	Total
	Shares	Stock	Capital	Deficit	Compensation	Stockholders	Stock	Equity
	(In thousands, except share amounts)

Balance, December 31, 2003	1,578,224	$16	$45,742	$(23,516)	$(195)	$(1,191)	$(421)	20,435
Issuance of common stock	10,000	—	71	—	—	—	—	71
Conversion of operating partnership units to common stock	8,936	—	218	—	—	—	—	218
Common stock repurchase		—	—	—	—	—	(532)	(532)
Restricted stock forfeited		—	—	—	39	—	(39)	—
Amortization of deferred compensation		—	—	—	101	—	—	101
Payments on receivable from principal stockholders		—	—	—	—	241	—	241
Net loss		—	—	(9,107)	—	—	—	(9,107)

Balance, December 31, 2004	1,597,160	16	46,031	(32,623)	(55)	(950)	(992)	11,427
Conversion of operating partnership units to common stock	1,455	—	36	—	—	—	—	36
Common stock repurchase		—	300	—	—	—	(1,488)	(1,188)
Amortization of deferred compensation		—	—	—	55	—	—	55
Payments on receivable from principal stockholders		—	—	—	—	950	—	950
Net loss		—	—	(2,266)	—	—	—	(2,266)

Balance, December 31, 2005	1,598,615	16	46,367	(34,889)	—	—	(2,480)	9,014
Conversion of operating partnership units to common stock	1,940	—	63	—	—	—	—	63
Common stock repurchase		—	—	—	—	—	(395)	(395)
Acquisition of minority interest in the operating partnership		—	9	—	—	—	—	9
Exercise of stock options	5,624	—	63	—	—	—	—	63
Stock-based compensation		—	51	—	—	—	—	51
Net income		—	—	6,534	—	—	—	6,534

Balance, December 31, 2006	1,606,179	$16	$46,553	$(28,355)	$—	$—	$(2,875)	$15,339

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,534	$(2,266)	$(9,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,094	11,190	10,946
Net (gain) loss on sales of real estate assets	(22,349)	(7,895)	2,298
(Gain) loss on extinguishment of debt	(1,282)	95	729
Deferred income taxes	5,805	(1,162)	(3,207)
Deferred rental income	(291)	(137)	(520)
Minority interest	1,001	(320)	(1,299)
Mark to market adjustments on swap agreements	—	—	(65)
Stock-based compensation expense	51	55	101
Interest on receivable from principal stockholders	—	(39)	(66)
Amortization of note payable premiums, included in interest expense	(440)	(459)	(564)
Amortization of note receivable discount, included in interest income	—	—	(58)
Changes in operating assets and liabilities:
Decrease (increase) in tenant and other receivables	156	44	(272)
Increase (decrease) in accounts payable	50	915	(217)
Increase in prepaid and other assets	(1,355)	(2,136)	(1,765)
Increase in accrued and other liabilities	1,123	644	438

Net cash provided by (used in) operating activities:	97	(1,471)	(2,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(4,933)	(4,886)	(4,516)
Real estate acquisition	—	—	(138)
Proceeds received from sales of real estate assets	36,163	15,298	11,357
Deposits held in escrow for future acquisitions	—	(5,210)	(1,191)
Collections on mortgage loan receivable	—	—	28

Net cash provided by investing activities:	31,230	5,202	5,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings — refinances	13,088	31,053	19,976
Proceeds from borrowings — other	—	—	1,133
Repayment of borrowings — property sales	(26,165)	(5,570)	(7,041)
Repayment of borrowings — refinances	(10,438)	(21,811)	(15,796)
Repayment of borrowings — scheduled payments	(1,717)	(2,072)	(2,859)
Repayment of borrowings from principal stockholder and director	—	(532)	—
Note payments to former limited partners	—	—	(141)
Repurchase of common stock	(395)	(1,403)	(532)
Note payments on litigation settlement	(4,877)	(4,635)	—
Collection of receivable from principal stockholders	—	950	—
Proceeds from exercise of stock options	63	—	—
Acquisition of minority interest in the operating partnership	(20)	—	—

Net cash used in financing activities:	(30,461)	(4,020)	(5,260)

Increase (decrease) in cash	866	(289)	(2,348)
Cash and cash equivalents, beginning of year	300	589	2,937

Cash and cash equivalents, end of year	$1,166	$300	$589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,056	$11,252	$11,628
Cash paid for income taxes	145	91	268
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed in connection with acquisitions of real estate assets	$16,914	$—	$4,384
Borrowings in connection with acquisitions of real estate assets	23,846	—	—
Note receivable settled through acquisition of real estate asset	—	—	1,722
Financing settled through divestitures	—	11,238	—
Conversion of operating partnership units into common stock	63	36	218
Financing in connection with the repurchase of common stock	—	85	—
Financing in connection with the cancellation of participating profits agreement	—	10	—
Issuance of common stock in acquisition of real estate asset	—	—	71
Payable to principal shareholders offset against receivable from principal shareholders	—	—	241

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.	DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2006, held the sole general partner interest of .98% and a limited partnership interest totaling 85.75%. As of December 31, 2006, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 26 properties, which consisted of 22 office buildings, three industrial properties, and one shopping center. The 26 properties are located in six states.

During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. During 2004, the Company acquired two office buildings in Houston, Texas and sold three properties, which consisted of an office building located in Columbia, Missouri, an industrial property located in San Antonio, Texas and a parcel of undeveloped land located in Phoenix, Arizona. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.

The Board of Directors has concluded that it is not in the best interests of the Company to elect to be treated as a real estate investment trust (or REIT), as defined under the Internal Revenue Code of 1986, as amended. In May 2006, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, which removed a provision restricting the ability of stockholders to acquire shares in excess of certain ownership limitations. This provision had been included in the Articles to preserve the Company’s ability to elect to be taxed as a REIT in the future, since one of the requirements of REIT status is that not more than 50% of a REIT’s equity securities may be held by 5 or fewer stockholders.

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

Pursuant to a one-for-four reverse stock split of the Company’s Common Stock, every four shares of Common Stock outstanding as of the close of business on March 1, 2004 became one share of new post- split Common Stock.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still analyzing FIN 48, but believes it will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” effective for the Company’s fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on its financial statements.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, deposits held in escrow, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2006 and December 31, 2005.

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

The Company had no interest rate swaps to hedge against fluctuations in interest rates on specific borrowings at December 31, 2006 or 2005. During the year ended December 31, 2004 the Company recorded a benefit of $65,000 attributable to changes in the fair value of its derivative financial instruments.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 16 for a further discussion on stock-based compensation.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.27% and 13.35% limited partnership interest in the Operating Partnership at December 31, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

For each of the three years ended December 31, 2006, 2005 and 2004 no tenants represented 10% or more of rental revenue of the Company.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the three years ended December 31, 2006, 2005 and 2004. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 35,938, 39,875 and 37,375 and OP Units (other than those held by the Company) outstanding of 845,507, 857,159 and 862,985 (convertible into approximately 211,377, 214,289 and 215,746 shares of common stock), at December 31, 2006, 2005 and 2004, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect on losses from continuing operations would be anti-dilutive.

INCOME TAXES

In preparing the Company’s consolidated financial statements, management estimates the income tax in each of the jurisdictions in which the Company operates. This process includes an assessment of current tax expense, the

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

NOTE 3.	REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2006 and 2005 are as follows (dollars in thousands):

		Buildings and		Accumulated	Net Recorded
	Land	Improvements	Total Cost	Depreciation	Value

2006:
Office properties	$44,152	$146,955	$191,107	$33,256	$157,851
Industrial properties	3,170	14,031	17,201	4,076	13,125
Shopping center property	1,050	1,460	2,510	704	1,806
Other	—	291	291	260	31

Total	$48,372	$162,737	$211,109	$38,296	$172,813

2005:
Office properties	$29,444	$105,760	$135,204	$24,021	$111,183
Industrial properties	3,170	13,977	17,147	3,287	13,860
Shopping center property	1,050	1,161	2,211	576	1,635
Other	—	264	264	231	33

Total	$33,664	$121,162	$154,826	$28,115	$126,711

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

ACQUISITIONS

2006.

During the second quarter of 2006, the Company purchased three office properties: two located in Houston, Texas and one located in Victoria, Texas. The three properties have an aggregate rentable square footage of 192,747 square feet. Acquisition costs consisted of the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.

During the first quarter of 2006, the Company purchased four office properties located in Houston, Texas. The four properties have an aggregate rentable square footage of 381,605 square feet. Acquisition costs consisted of a new mortgage loan, the assumption of debt, seller financing and use of proceeds from tax-deferred exchanges.

2005.

No properties were acquired during 2005.

DISPOSITIONS

2006.

During the first quarter of 2006, the Company sold three properties for an aggregate sales price of $46,508,000. Sorrento II, an 88,073 square foot industrial property located in San Diego, California was sold January 6, 2006. Mira Mesa, an 88,295 square foot office property located in San Diego, California was sold January 13, 2006. Countryside, an 92,873 square foot office property located in Palatine, Illinois was sold March 14, 2006. Proceeds of approximately $11,300,000 (net of debt repayments and sales costs) were received as a result of the transactions, of which approximately $6,300,000 was used to assist the funding of acquisitions in tax-deferred exchanges. The Company recorded a gain on sale of $22,349,000 in connection with the transactions, which are reflected as discontinued operations in the consolidated statements of operations.

2005.

The Company sold three properties during 2005 for an aggregate sales price of $27,043,000. The Lakes, a 311,912 square foot/408 unit apartment complex located in Hazelwood, Missouri, was sold October 27, 2005. Richardson Plaza, a 107,827 square foot shopping center located in Columbia, South Carolina was sold September 22, 2005. Sorrento I, a vacant 43,036 square foot single tenant industrial property located in San Diego, California, was sold March 1, 2005.

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

In the accompanying consolidated statements of operations for the three years ended December 31, 2006, 2005 and 2004, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.

The Company evaluates acquired “above and below” market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Based on its acquisitions to date, the Company’s allocation to intangible assets for assets purchased has not been significant.

FUTURE MINIMUM RENTS

The Company leases its office, industrial and shopping center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2006, are as follows (dollars in thousands):

Future Minimum
Year Ending December 31,	Rents

2007	$24,980
2008	19,968
2009	15,043
2010	10,125
2011	6,311
Thereafter	8,090

$84,517

NOTE 4.	DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2005, Mira Mesa, Sorrento II and Countryside were classified as “Real estate held for sale”. Mira Mesa and Sorrento II, both office properties located in San Diego, California, were sold January 6, 2006 and January 13, 2006, respectively. Countryside, an office property located in Palatine, Illinois, was sold March 14, 2006.

The carrying amounts of the properties classified as “Real estate held for sale” at December 31, 2005 are summarized below (dollars in thousands). No real estate assets were classified as held for sale by the Company at December 31, 2006.

December 31,
Condensed Consolidated Balance Sheet	2005

Real estate	$19,984
Other	2,288

Real estate assets held for sale	$22,272

Notes payable, net	$26,186
Accounts payable	755
Accrued and other liabilities	1,012

Liabilities related to real estate held for sale	$27,953

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Net income (loss) from discontinued operations.

Income from discontinued operations of $10,911,000 for the year ended December 31, 2006 includes a gain generated from the sale of Sorrento II, Mira Mesa, and Countryside, the properties’ operating results through their respective disposition dates, income tax benefit and minority interest share of income. The three properties sold during 2006 generated a net gain on sale of discontinued operations of $22,349,000.

Income from discontinued operations of $3,143,000 for the year ended December 31, 2005 includes the operations of the three properties sold in 2006 and the three properties sold during 2005. The three properties sold during 2005 generated a net gain on sale of discontinued operations of $7,895,000.

Loss from discontinued operations for the year ended December 31, 2004 includes the operations of the three properties sold in 2006, the three properties sold in 2005 and three properties sold in 2004. The three properties sold during 2004 generated a net loss on sale of discontinued operations of $2,298,000.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

	Year Ended December 31,
Condensed Consolidated Statements of Operations	2006	2005	2004

Rental revenue	$381	$6,927	$8,848
Total expenses(1)	(446)	(9,037)	(10,809)
Loss on early extinguishment of debt	—	—	(613)

Loss from discontinued operations before net gain (loss) on sale and income tax (expense) benefit	(65)	(2,110)	(2,574)
Gain (loss) on sale of discontinued operations	22,349	7,895	(2,298)
Income tax (expense) benefit	(9,698)	(2,198)	985
Minority interest from discontinued operations	(1,675)	(444)	485

Income (loss) from discontinued operations	$10,911	$3,143	$(3,402)

(1)	Includes interest expense of $76, $2,671 and $3,156 for the years ended December 31, 2006, 2005 and 2004, respectively. Mortgage debt related to each of the Company’s properties included in discontinued operations was individually secured. As such, interest expense was based on each property’s respective loan.

NOTE 5.	INVESTMENT IN MANAGEMENT COMPANY

Pursuant to the Company’s 2001 consolidation transaction (“the Consolidation”), the Company acquired a portion of the property management business of CGS Real Estate Company, Inc (“CGS”). The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.

SFAS No. 142 — “Goodwill and Other Intangible Assets” — requires intangible assets that are not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

At December 31, 2006, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 6.	RELATED PARTY TRANSACTIONS

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

The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“CGS”), a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. In December 2004, the Company paid $187,944 related to the Guarantee Fee payable for the 2004 year. The payments were made in the form of an offset against certain sums owed to the Company by the Guarantors. In December 2006, the Company paid $172,109 for Guarantee Fees related to the 2005 year of $161,442 and the 2006 year of $10,667.

During 2004 and 2003, the Company made payments totaling $81,000 and $1,000,000, respectively, on its indebtedness to an entity affiliated with Mr. Carden and Mr. Galardi, reducing the balance due to $170,321 as of December 31, 2005. In 2006, the Company paid the remaining balance due of $170,321.

In December 2004, the Company received a $532,000 loan from Mr. Galardi. The note, which bore interest at a fixed interest rate of 12% per annum, was paid in April 2005.

In September 2004, the Company began managing an apartment complex owned by an affiliated entity of Mr. Carden. During the year ended December 31, 2005 and 2004, the Company received management fees of $16,000 and $20,000 from this entity, respectively. In April 2005, the Company received a commission of $176,400 from this entity in connection with the sale of the apartment complex.

In February 2003, the Company reached an agreement with CGS, whereby CGS acknowledged that it owed the Company a net amount of $270,375 which related to several issues asserted by Mr. Carden that were owed by CGS to the Company and by the Company to CGS. Mr. Carden and Mr. Galardi had agreed to guarantee this obligation of CGS, and they had secured this guarantee with an assignment to the Company of their right to receive $270,375 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. This amount, with accrued interest of 6% per annum, was due and payable to the Company on March 15, 2006. In 2004, as part of the payment of 2003 and 2004 Guarantee Fees due to Mr. Galardi and Mr. Carden, $26,606 was applied to the principal due on this obligation. In October 2005, CGS paid the balance due of $243,769 to the Company.

In connection with the settlement of the Teachout litigation in 2003, Mr. Galardi and Mr. Carden acknowledged that they owed the Company the sum of $1,187,695 as indemnification against a portion of the Company’s settlement obligation (See Note 8). Mr. Galardi and certain affiliates of Mr. Carden and/or Mr. Galardi are beneficiaries, in part, of the settlement of the Teachout litigation and are owed an amount in excess of this obligation pursuant to that settlement. Mr. Galardi and Mr. Carden agreed to pay the Company the principal sum of this obligation, plus interest thereon at the annual rate of 6% in the form of an assignment to the Company of their right to receive $1,187,695 of principal payments on the notes payable to them and their affiliates by reason of the settlement of the Teachout litigation, plus all interest payable on such principal amount of notes. The receivable of $1,187,695 and accrued interest were reflected as a component of equity in the Company’s consolidated financial statements. In 2004, as part of the payment of 2003 and 2004 Guarantee Fees due to Mr. Galardi and Mr. Carden, $237,215 was applied to the principal due on this obligation. In October 2005, pursuant to the 2003 agreement, Mr. Carden, Mr. Galardi and CGS paid the balance due of $950,480 to the Company.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2006, and 2005 (dollars in thousands):

		2006		2005
	Maturity	Principal	Interest	Principal	Interest
Property (Unless Otherwise Noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Pacific Spectrum	6/10/2009	$5,500	8.02%	$5,571	8.02%
1501 Mockingbird	6/30/2009	308	6.00%	—	—
6430 Richmond Atrium	6/30/2009	736	5.50%	—	—
6420 Richmond Atrium	7/1/2009	6,342	5.50%	—	—
Morenci Professional Park	12/1/2009	1,704	6.60%	1,786	6.60%
7700 Building	7/10/2010	33,147	8.50%	33,498	8.50%
Columbia	7/1/2011	2,242	7.15%	2,756	10.50%
Bristol Bay	8/1/2011	7,192	7.58%	7,276	7.58%
Technology	8/1/2011	7,443	7.44%	7,533	7.44%
Creekside	12/1/2011	6,074	7.17%	6,149	7.17%
16350 Park Ten Place	5/11/2012	4,642	7.45%	4,694	7.45%
16360 Park Ten Place	5/11/2012	3,637	7.45%	3,678	7.45%
2855 Mangum	5/11/2012	2,680	7.45%	—	—
2855 Mangum	5/11/2012	1,586	6.00%	—	—
6430 Richmond Atrium	5/11/2012	2,249	7.45%	—	—
Southwest Pointe	6/1/2012	2,822	7.33%	2,855	7.33%
16350 Park Ten Place	5/11/2012	512	7.45%	518	7.45%
16360 Park Ten Place	8/11/2012	402	7.45%	406	7.45%
11500 Northwest Freeway	6/1/2014	4,267	5.93%	4,323	5.93%
11500 Northwest Freeway	6/1/2014	308	5.93%	312	5.93%
5850 San Felipe	8/1/2014	5,342	5.65%	5,415	5.65%
Northwest Corporate Center	8/1/2014	5,599	6.26%	5,667	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	—	—
8100 Washington	2/22/2015	2,298	5.59%	2,329	5.59%
8300 Bissonnet	5/1/2015	4,724	5.51%	4,758	5.51%
1501 Mockingbird	7/1/2015	3,350	5.28%	—	—
5450 Northwest Central	9/1/2015	2,754	5.38%	2,791	5.38%
800 Sam Houston Parkway	12/29/2015	2,466	6.25%	2,200	6.25%
888 Sam Houston Parkway	12/29/2015	2,466	6.25%	2,200	6.25%
2401 Fountainview	3/1/2016	12,640	5.82%	—	—
12000 Westheimer	1/1/2017	4,250	5.70%	3,542	6.80%
Gray Falls	1/1/2017	3,100	5.70%	—	—
Corporate — Secured	N/A	—	—	2,000	6.83%
Corporate — Unsecured	N/A	—	—	60	7.15%

	Subtotal	$151,382		$112,317
Variable Rate
Columbia	N/A	—	—	31	9.50%
Corporate — Unsecured	N/A	—	—	95	8.25%
Corporate — Unsecured	5/31/2008	200	9.25%	200	8.25%
Corporate — Secured	10/1/2008	1,994	8.07%	—	—

	Subtotal	$2,194		$326
Loan Premiums		1,460		1,900

	Total	$155,036		$114,543

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. The loan premium amounts amortized into interest expense totaled $440,000 and $455,000 for the years ended December 31, 2006 and 2005, respectively.

With the exception of scheduled monthly principal payments, the Company has no mortgage debt due to mature in 2007.

On December 28, 2006, the Company refinanced its debt on 12000 Westheimer and 2470 Gray Falls, office properties in Houston, Texas, by entering into a long-term loan agreement in the amount of $7,350,000.

The new loan bears interest at a fixed rate of 5.70% and matures in January 2017. Net proceeds of $240,000 were received in connection with the transaction.

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

On March 28, 2006, in connection with the acquisition of 14741 Yorktown, an office property in Houston, Texas, the Company assumed a loan in the amount of $8,600,000. The loan bears interest at a fixed rate of 5.32% per annum and matures in September 2014.

On March 15, 2006, in connection with the acquisition of 2855 Mangum, an office property in Houston, Texas, the Company assumed a loan in the amount of $2,702,000. The loan bears interest at a fixed rate of 7.45% per annum and matures in May 2012. The Company also entered into an agreement that provided for seller financing of $1,627,000, bearing interest at a fixed rate of 6.00% per annum and maturing in May 2012.

On February 10, 2006, in connection with the acquisition of 2470 Gray Falls, an office property in Houston, Texas, the Company financed a new loan in the amount of $2,076,000. The loan bore interest at a fixed rate of 5.00% per annum and was due to mature December 29, 2006. On November 28, 2006, the Company obtained short-term financing in the amount of $2,887,500. Proceeds of $702,000, net of repayment of the prior loan, were generated in connection with the refinance. The new loan was paid in December 2006 in connection with the loan refinance on another office property.

On February 2, 2006, in connection with the acquisition of 2401 Fountainview, an office property in Houston, Texas, the Company financed a new loan in the amount of $12,750,000. The loan bears interest at a fixed rate of 5.82% per annum and matures in March 2016.

On December 14, 2005, the Company refinanced its debt on 800 and 888 Sam Houston Parkway with a short-term $4,200,000 revolving credit promissory note with a bank. The balance due on the debt was $3,609,000 at the time of the refinance. Net proceeds of $518,000 were received as a result of the refinance. On December 29,

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

2005, the Company entered into a long-term loan agreement in the amount of $4,400,000 with a credit union and paid the balance due on the revolving credit promissory note. The new loan bears interest at a fixed rate of 6.25% and matures in December 2015. The new loan allowed for an additional $600,000 to be funded in 2006 contingent upon certain terms and conditions required by the lender. On December 29, 2006, the additional $600,000 was funded to the Company.

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

On August 27, 2005, the Company financed the repurchase of 10,000 shares of restricted stock for $85,000 ($8.50 per share) and consideration of $10,000 for the cancellation of a participating profit agreement with a $95,000 note. The note, which bore interest at prime plus 1% per annum, was paid in 2006.

On August 24, 2005, the Company entered into a loan agreement in the amount of $2,800,000 on 5450 Northwest Central, one of its office properties, and repaid debt of $2,844,000. The loan bears interest at a fixed rate of 5.38% per annum and matures in September 2015. Net cash paid to refinance the debt amounted to $167,000.

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

In 2002, the lender under a loan agreement related to two South Carolina shopping center properties notified the Company it was technically in default under its loan agreement for non-compliance with certain covenants, including covenants requiring improvements to shopping center properties. Thereafter, the lender notified the Company that it was in default for failure to pay a matured portion of the loan, which matured in November 2002. In early 2003, the lender sold the loan to the major tenant in two of the shopping centers. In December 2003, the Company sold one of the shopping center properties and repaid $3,935,000, which included the pay-off of the matured portion of the loan. The payment reduced the balance of the loan to $2,756,000. On May 1, 2006, the Company entered into a settlement and mortgage satisfaction agreement with the current lender and paid $1,500,000, which fully satisfied the loan.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2006, are as follows (dollars in thousands):

Year Ending December 31,

2007	$1,850
2008	3,997
2009	15,713
2010	33,235
2011	22,820
Thereafter	75,961

Subtotal	153,576
Premiums (net of accumulated amortization of $2,320)	1,460

Total	$155,036

NOTE 8.	NOTES PAYABLE, LITIGATION SETTLEMENT

As the result of the settlement of the Teachout litigation, which was finalized in 2003, the Company reaffirmed its previously announced obligation to pay the former limited partners of Sierra Pacific Development Fund II (“Fund II”) as of the date of the Consolidation, or their assignees or transferees, the loans which were made and called by the former general partner of Fund II as part of the Consolidation.

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

Pursuant to prior agreements, William J. Carden, John N. Galardi and CGS Real Estate Company, Inc. paid their balances due to the Company (See Note 8).

In January 2006, the balance due of $3,927,032 to the former limited partners of Fund II and the $950,000 in legal fees to plaintiff’s counsel was paid in full.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	NET GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

During 2006, the Company recorded a net gain on early extinguishment of debt of $1,282,000. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its shopping center property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized in connection with the transaction. In December 2006, in connection with loan refinances on 12000 Westheimer and 2470 Gray Falls, the Company recorded a loss on early extinguishment of debt of $567,000, which consisted of a prepayment penalty of $474,000 and the write-off of unamortized loan costs of $93,000.

During 2005, in connection with the loan refinance of 800 and 888 Sam Houston Parkway, the Company recorded a loss on early extinguishment of debt of $95,000 related to the write-off of unamortized loan costs.

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

The net gain (loss) on early extinguishment of debt is included in other income (loss) in the consolidated statements of operations.

NOTE 10.	MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 13.27% and 13.35% limited partnership interest in the Operating Partnership at December 31, 2006 and December 31, 2005, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the Operating Partnership Units “(OP Units”)) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

OP Units (other than those held by the Company) of 845,507 (exchangeable for approximately 211,377 shares of common stock or their value in cash) were outstanding as of December 31, 2006.

During the year ended December 31, 2006, a total of 7,768 OP Units were exchanged for 1,940 shares of Common Stock and a total of 3,884 OP Units were redeemed for cash.

During the year ended December 31, 2005, a total of 5,826 OP Units were exchanged for 1,455 shares of Common Stock.

During the year ended December 31, 2004, a total of 35,772 OP Units were exchanged for 8,936 shares of Common Stock.

NOTE 11.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.

During 2006, a total of 18,130 shares were repurchased in open market transactions, increasing the total number of shares repurchased to 113,616. In addition, 219 shares were repurchased in a private transaction. The total cost of the 18,349 shares repurchased during the year amounted to $395,000 at an average price of $21.51 per share.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

NOTE 12.	INCOME TAXES

The provision for income taxes on income consists of the following for the years ended December 31, 2006, 2005 and 2004 (thousands of dollars):

	2006	2005	2004

Current expense (benefit):
Federal	—	—	—
State	—	—	—
Deferred expense (benefit):
Federal	$(2,257)	$(3,006)	$(1,989)
State	(265)	(354)	(233)

	$(2,522)	$(3,360)	$(2,222)

The Company has federal and state net operating loss carryforwards of approximately $10,000,000 and $6,300,000, respectively, as of December 31, 2006.

The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss carryforwards expires in 2022 through 2025.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

For the three years ended December 31, 2006, the reported income tax (benefit) expense differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following (thousands of dollars):

	December 31,	December 31,	December 31,
	2006	2005	2004

Expected income tax benefit at statutory federal rate	$(3,041)	$(3,241)	$(3,747)
State income tax benefit	(358)	(381)	—
Income not taxable	(130)	(174)	(478)
Charges not deductible	6	24	39
Minority interest	(603)	162	578
Losses with no current benefit	—	—	1,386
Adjustments to true-up prior year	233	238	—
Other, net	—	12	—

Income tax (benefit) expense	$(3,893)	$(3,360)	$(2,222)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2006 and December 31, 2005, respectively (thousands of dollars):

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Net operating losses	$3,651	$4,704
Allowance for bad debts	92	68
Capitalized lease costs	86	181
Less: Valuation allowance	—	—

Total deferred tax asset	3,829	4,953
Deferred tax liabilities:
Built-in gains	(8,978)	(4,260)
Straight-line rents receivable	(583)	(640)
Stock Compensation	(20)	—

Total deferred tax liabilities	(9,581)	(4,900)

Net deferred tax (liability) asset	$(5,752)	$53

Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, for the three years ended December 31, 2006, no valuation allowance has been recorded.

NOTE 13.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the three years ended December 31, 2006, 2005 and 2004. Stock options outstanding and OP Units have not been included in the net income

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

(loss) per share calculation since their effect on the losses from continuing operations would be antidilutive. Net income (loss) per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2006	2005	2004

Loss from continuing operations	$(4,377)	$(5,409)	$(5,705)
Discontinued operations:
Loss from discontinued operations	(65)	(2,110)	(2,574)
Gain (loss) on sale of discontinued operations	22,349	7,895	(2,298)
Income tax (expense) benefit	(9,698)	(2,198)	985
Minority interest	(1,675)	(444)	485

Income (loss) from discontinued operations	10,911	3,143	(3,402)

Net income (loss)	$6,534	$(2,266)	$(9,107)

Basic and diluted per share data:
Loss from continuing operations	$(3.16)	$(3.71)	$(3.68)
Income (loss) from discontinued operations	7.87	2.15	(2.19)

Net income (loss)	$4.71	$(1.56)	$(5.87)

Basic weighted average shares used	1,386,328	1,457,079	1,551,189

NOTE 14.	STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect the Plan, which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2006, 118,876 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated on the grant date using the Black-Scholes option-pricing model. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

As a result of the January 1, 2006 adoption of SFAS No. 123R, the Company recognized compensation expense of $51,000 for the year ended December 31, 2006, which is included in general and administrative expense in its consolidated condensed statement of operations. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $.04 per share. Compensation expense of $57,000 will be recognized over the next three years related to unvested stock options.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Information under SFAS No. 123

The following table illustrates the effect on net income (loss) and earnings per share for the years ended December 31, 2005 and 2004 the Company had applied the fair value provisions of FAS 123 to stock-based employee compensation (thousands of dollars):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net loss, as reported	$(2,266)	$(9,107)
Deduct: Employee compensation expense for stock option grants under fair value method, net of related tax effects	(63)	(145)

Pro forma net loss	$(2,329)	$(9,252)
Per share data:
Basic and diluted, as reported	$(1.56)	$(5.87)
Basic and diluted, pro-forma	$(1.60)	$(5.96)

Stock Options

During the second quarter of 2006, 2005 and 2004, the Company granted 7,500, 6,250 and 6,250 stock options, respectively, to its non-employee board members. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the second quarter of 2006, 2005 and 2004 was $10.00, $6.04 and $6.60, respectively.

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

The fair value of each option granted prior to January 1, 2006 was estimated, as of the grant date, using the Black-Scholes option-pricing model. Assumptions used for the 6,250 stock options granted during 2005 included expected volatility of 62%; risk-free interest rate of 4.28%; and 10-year expected life. Assumptions used for the 6,250 stock options granted during 2004 included expected volatility of 40%; risk-free interest rate of 4.50%; and 10-year expected life. Due to its limited history as a public entity, the Company assumed a 10-year expected life on all options granted prior to January 1, 2006.

The Company has a policy of issuing new shares upon the exercise of stock options. During the year ended December 31, 2006, a total of 5,624 options were exercised. Net proceeds of $63,000 were received from the exercise of these options.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted
	Under	Average	Average Intrinsic
	Option	Exercise Price	Value

Outstanding on January 1, 2003	47,375	$41.68
Granted(1)	8,750	$12.20
Outstanding on December 31, 2003	56,125	$37.08
Granted(1)	6,250	$11.16
Forfeited	(28,750)	$43.54
Outstanding on December 31, 2004	33,625	$26.76
Granted(1)	6,250	$8.10
Outstanding on December 31, 2005	39,875	$23.84
Granted(1)	7,500	$18.25
Forfeited	(5,813)	$32.97
Exercised	(5,624)	$11.23	$58,479
Outstanding on December 31, 2006	35,938	$23.17	$241,520
Exercisable as of December 31, 2006	26,564	$26.19	$156,556

(1)	The exercise price of the stock options granted was equal to the fair market value on the date of grant.

The following table summarizes certain information for stock options outstanding on December 31, 2006:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price

$ 8.10 - $12.20	14,688	7.0 years	$10.58
$18.25 - $27.16	15,625	6.2 years	$21.74
$60.00 - $60.00	5,625	4.8 years	$60.00

The following table summarizes certain information for stock options exercisable on December 31, 2006:

		Weighted
		Average
	Number	Exercise
Range of Exercise Price	Exercisable	Price

$ 8.10 - $12.20	10,938	$11.08
$18.25 - $27.16	10,000	$23.70
$60.00 - $60.00	5,625	$60.00

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Stock Options	Stock Options	Fair Value
Nonvested at January 1, 2006	10,000	$10.69
Granted	7,500	10.10
Vested	(7,188)	7.49
Forfeited	(938)	9.12

Nonvested at December 31, 2006	9,374	$8.48

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, unrecognized compensation cost related to nonvested shares under the Plan amounted to $57,000. That cost is expected to be recognized over a weighed average period of three years.

Restricted Stock

No restricted stock has been issued under the Plan since 2002. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2006, all 27,375 shares issued as restricted stock were fully vested and compensation expense for all restricted shares issued has been recognized. No compensation expense related to restricted shares was recognized during the year ended December 31, 2006. Compensation expense related to restricted shares of $55,000 and $101,000 was recognized during years ended December 31, 2005 and 2004, respectively.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

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

NOTE 16.	SEGMENT INFORMATION

As of December 31, 2006, the Company owned a diverse portfolio of properties comprising office, industrial and a shopping center property. Each of these property types represents a reportable segment with distinct uses and tenant types and requires the Company to employ different management strategies. The properties contained in the segments are located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s sole remaining shopping center property is located in South Carolina.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting property operating expenses from rental revenue. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2006, 2005, and 2004 is as follows (dollars in thousands):

			Shopping		Property
	Office	Industrial	Center	Other	Total

2006
Rental revenue	$23,175	$2,007	$346	$18	$25,546
Property operating expenses	11,137	680	109	9	11,935

Net operating income (NOI)	$12,038	$1,327	$237	$9	$13,611

Real estate assets, net	$157,851	$13,125	$1,806	$31	$172,813

2005
Rental revenue	$17,397	$2,241	$281	$—	$19,919
Property operating expenses	7,917	687	76	36	8,716

Net operating income (NOI)	$9,480	$1,554	$205	$(36)	$11,203

Real estate assets, net	$111,183	$13,860	$1,635	$33	$126,711

2004
Rental revenue	$16,861	$2,348	$289	$—	$19,498
Property operating expenses	6,483	528	67	35	7,113

Net operating income (NOI)	$10,378	$1,820	$222	$(35)	$12,385

Real estate assets, net	$114,258	$14,618	$1,704	$50	$130,630

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (dollars in thousands):

	2006	2005	2004

REVENUES
Total revenues for reportable segments	$25,546	$19,919	$19,498
Other revenues	501	350	235

Total consolidated revenues	$26,047	$20,269	$19,733

NET INCOME
NOI for reportable segments	$13,611	$11,203	$12,385
Unallocated amounts:
Interest and other income	501	350	235
General and administrative expenses	(3,468)	(3,703)	(4,438)
Depreciation and amortization	(11,020)	(8,464)	(7,534)
Interest expense	(9,850)	(8,824)	(9,273)
Net gain (loss) on extinguishment of debt	1,282	(95)	(116)
Loss from operations before deferred income tax benefit, minority interest and discontinued operations	(8,944)	(9,533)	(8,741)
Deferred income tax benefit	3,893	3,360	2,222
Minority interest	674	764	814
Income (loss) from discontinued operations	10,911	3,143	(3,402)

Net income (loss)	$6,534	$(2,266)	$(9,107)

ASSETS
Total assets for reportable segments	$172,813	$126,711	$130,630
Real estate held for sale	—	22,272	43,198
Cash and cash equivalents	1,166	300	589
Tenant and other receivables, net	470	455	539
Deferred rent receivable	1,536	1,245	1,138
Deferred tax asset	—	53	—
Investment in management company	4,000	4,000	4,000
Deposits held in escrow for tax-deferred exchanges	—	5,210	—
Prepaid and other assets, net	10,197	8,939	7,451

Total consolidated assets	$190,182	$169,185	$187,545

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2006 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
	2006	2006	2006	2006

REVENUES:
Rental revenue	$5,577	$6,140	$6,832	$6,997
Interest and other income	74	74	26	327

Total revenues	5,651	6,214	6,858	7,324

EXPENSES:
Operating expenses	3,416	3,858	4,100	4,029
Depreciation and amortization	2,461	2,766	2,871	2,922
Interest expense	2,185	2,369	2,657	2,639

Total expenses	8,062	8,993	9,628	9,590

OTHER INCOME (LOSS):
Net gain (loss) on extinguishment of debt	—	1,849	—	(567)

Total other income (loss)	—	1,849	—	(567)
Loss before deferred income tax benefit and minority interest	(2,411)	(930)	(2,770)	(2,833)
Deferred income tax benefit	—	1,218	1,019	1,656

Net (loss) income before minority interest	(2,411)	288	(1,751)	(1,177)
Minority interest	321	(38)	234	157

(Loss) income from continuing operations	(2,090)	250	(1,517)	(1,020)

Income (loss) from discontinued operations	19,316	(7,103)	—	(1,302)

Net income (loss)	$17,226	$(6,853)	$(1,517)	$(2,322)

Basic and diluted per share data:
(Loss) income from continuing operations	$(1.50)	$0.18	$(1.10)	$(0.74)
Income (loss) from discontinued operations	13.87	(5.11)	—	(0.94)
Net income (loss)	$12.37	$(4.93)	$(1.10)	$(1.68)

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 2005 (dollars in thousands, except for per share amounts):

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
	2005	2005	2005	2005

REVENUES:
Rental revenue	$4,967	$4,910	$5,051	$4,991
Interest and other income	49	208	80	13

Total revenues	5,016	5,118	5,131	5,004

EXPENSES:
Operating expenses	2,882	2,965	3,341	3,231
Depreciation and amortization	2,032	2,078	2,132	2,222
Interest expense	2,248	2,183	2,209	2,184

Total expenses	7,162	7,226	7,682	7,637

OTHER INCOME LOSS:
Loss on extinguishment of debt	—	—	—	(95)

Total other loss	—	—	—	(95)
Net loss before deferred income tax expense and minority interest	(2,146)	(2,108)	(2,551)	(2,728)
Deferred income tax benefit	—	—	—	3,360

Net (loss) income before minority interest	(2,146)	(2,108)	(2,551)	632
Minority interest	268	267	328	(99)

Net (loss) income from continuing operations	(1,878)	(1,841)	(2,223)	533

Income (loss) from discontinued operations	1,679	(432)	890	1,006

Net (loss) income	$(199)	$(2,273)	$(1,333)	$1,539

Basic and diluted per share data:
Net (loss) income from continuing operations	$(1.25)	$(1.25)	$(1.54)	$0.38
Income (loss) from discontinued operations	1.12	(0.29)	0.62	0.71
Net (loss) income	$(0.13)	$(1.54)	$(0.92)	$1.09

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
Description	Year(1)	Expenses	Deductions	of Year
	(Dollars in thousands)

Year Ended December 31, 2006 Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2005 Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2004 Allowance for loss on real estate held for investment	$472	$—	$—	$472

(1)	Valuation allowance of $472 on Columbia NE (the Company’s shopping center property) established in 2002 as the estimated fair market value declined below book value.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

Column A	Column B	Column C		Column D	Column E
				Cost capitalized	Gross Amount Carried at
		Initial Cost to Company(1)		Subsequent to	December 31, 2006 (4)
			Buildings and	Acquisition (3)		Buildings and
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
	(Dollars in thousands)

Office Properties:
San Felipe, TX	$5,342	$2,290	$4,290	$856	$2,290	$5,146	$7,436
Creekside, CA	6,074	2,790	6,460	501	2,790	6,961	9,751
Bristol Bay, CA	7,192	1,620	7,880	554	1,620	8,434	10,054
7700 Building, CA	33,147	9,150	40,390	2,991	9,150	43,381	52,531
Northwest Corporate Center, MO	5,599	1,550	5,230	1,587	1,550	6,817	8,367
16350 Park Ten, TX	5,154	1,174	5,324	427	1,174	5,751	6,925
16360 Park Ten, TX	4,039	900	4,192	613	900	4,805	5,705
800 Sam Houston Parkway, TX	2,466	1,000	1,121	473	1,000	1,594	2,594
888 Sam Houston Parkway, TX	2,466	500	892	343	500	1,235	1,735
5450 Northwest Central, TX	2,754	854	2,622	336	854	2,958	3,812
12000 Westheimer, TX	4,250	1,878	2,432	1,130	1,878	3,562	5,440
8100 Washington, TX	2,298	600	2,317	65	600	2,382	2,982
8300 Bissonnet, TX	4,724	1,400	3,990	188	1,400	4,178	5,578
Pacific Spectrum, AZ	5,500	1,460	6,880	1,373	1,460	8,253	9,713
11500 NW Freeway, TX	4,575	2,278	3,621	378	2,278	3,999	6,277
14741 Yorktown, TX	8,600	2,375	9,504	3	2,375	9,507	11,882
2855 Mangum, TX	4,266	2,134	3,300	87	2,134	3,387	5,521
2470 Gray Falls Drive, TX	3,100	670	1,956	230	670	2,186	2,856
2401 Fountainview, TX	12,640	3,500	13,451	171	3,500	13,622	17,122
1501 Mockingbird, TX	3,658	1,000	3,583	—	1,000	3,583	4,583
6420 Richmond Atrium, TX	6,342	3,384	3,039	52	3,384	3,091	6,475
6430 Richmond Atrium, TX	2,985	1,645	2,116	7	1,645	2,123	3,768

Office Total	$137,171	$44,152	$134,590	$12,365	$44,152	$146,955	$191,107

Industrial Properties:
Southwest Point, TX	2,822	1,800	1,530	347	1,800	1,877	3,677
Morenci Professional Park, IN	1,704	790	2,680	61	790	2,741	3,531
Technology, TX	7,443	580	9,360	53	580	9,413	9,993

Industrial Total	$11,969	$3,170	$13,570	$461	$3,170	$14,031	$17,201

Shopping Center Property:
Columbia NE, SC(2)	2,242	1,050	1,530	402	1,050	1,460	2,510

Shopping Center Total	$2,242	$1,050	$1,530	$402	$1,050	$1,460	$2,510

Other:
American Spectrum Realty	2,194	—	138	153	—	291	291

Other Total	$2,194	$—	$138	$153	$—	$291	$291

Combined Total	$153,576	$48,372	$149,828	$13,381	$48,372	$162,737	$211,109

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

Column A	Column F	Column G	Column H	Column I
				Life on Which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statements
Description	Depreciation	Construction	Acquired	is Computed
	(Dollars in
	thousands)

Office Properties:
San Felipe, TX	1,461	1977	2001	5-40
Creekside, CA	2,180	1984	2001	5-40
Bristol Bay, CA	2,494	1988	2001	5-40
7700 Building CA	13,664	1989	2001	5-40
Northwest Corporate Center, MO	2,171	1983-1987	2001	5-40
16350 Park Ten, TX	1,625	1979	2002	5-40
16360 Park Ten, TX	1,341	1981	2002	5-40
800 Sam Houston Parkway, TX	316	1980	2004	5-40
888 Sam Houston Parkway, TX	376	1979	2002	5-40
5450 Northwest Central, TX	671	1979	2003	5-40
12000 Westheimer, TX	660	1981	2003	5-40
8100 Washington, TX	494	1980	2003	5-40
8300 Bissonnet, TX	814	1981	2003	5-40
Pacific Spectrum, AZ	2,673	1986	2001	5-40
11500 NW Freeway, TX	563	1983	2004	5-40
14741 Yorktown, TX	434	1996	2006	5-40
2855 Mangum, TX	168	1979	2006	5-40
2470 Gray Falls Drive, TX	140	1983	2006	5-40
2401 Fountainview, TX	743	1980	2006	5-40
1501 Mockingbird, TX	105	1981	2006	5-40
6420 Richmond Atrium, TX	97	1979	2006	5-40
6430 Richmond Atrium, TX	66	1974	2006	5-40

Office Total	$33,256

Industrial Properties:
Southwest Point, TX	713	1972	2001	5-40
Morenci Professional Park, IN	843	1975-1979	2001	5-40
Technology, TX	2,520	1986	2001	5-40

Industrial Total	$4,076

Shopping Center Property:
Columbia NE, SC(2)	704	1991	2001	5-25

Shopping Center Total	$704

Other:
American Spectrum Realty-FF&E	260	—	—	3-5

Other Total	$260

Combined Total	$38,296

(1)	Initial cost and date acquired, where applicable.

(2)	Valuation allowance of $472 established in 2002 as the estimated fair market value declined below book value.

(3)	Costs capitalized are offset by retirements and write-offs.

(4)	The aggregate cost for federal income tax purposes is $99,215.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2006	2005	2004
	(Dollars in thousands)

Rental Property:
Balance at beginning of year	$154,826	$150,769	$139,152
Additions during year:
Property acquisitions and additions	56,532	4,118	11,640
Retirements	(249)	(61)	(23)

Balance at end of year	$211,109	$154,826	$150,769

Accumulated Depreciation:
Balance at beginning of year	$28,115	$20,139	$12,918
Additions during year:
Depreciation	10,430	8,037	7,244
Retirements	(249)	(61)	(23)

Balance at end of year	$38,296	$28,115	$20,139

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 14, 2007	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2007	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer),
Treasurer and Secretary

Date: March 14, 2007	/s/ Timothy R. Brown
Timothy R. Brown
Director

Date: March 14, 2007	/s/ William W. Geary, Jr.
William W. Geary, Jr.
Director

Date: March 14, 2007	/s/ Presley E. Werlein, III
Presley E. Werlein, III
Director

Date: March 14, 2007	/s/ John. N. Galardi
John N. Galardi
Director

Date: March 14, 2007	/s/ John F. Itzel
John F. Itzel
Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002.
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Articles of Amendment of the Company are incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006.
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

Exhibit
No.	Exhibit Title

10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)
10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002
10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
21	Significant Subsidiaries of the Company
23.1	Hein & Associates, LLP Consent — Form 10-K
23.2	BDO Seidman, LLP Consent — Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.