Form 10-Q
period 2007-03-31
AMERICAN SPECTRUM REALTY INC
filed 2007-05-10
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 30, 2007, 1,377,054 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Real estate held for investment	$213,285	$211,109
Accumulated depreciation	(41,103)	(38,296)

Real estate held for investment, net	172,182	172,813

Cash and cash equivalents	817	1,166
Tenant and other receivables, net of allowance for doubtful accounts of $213 and $243, respectively	335	470
Deferred rents receivable	1,836	1,536
Investment in management company	4,000	4,000
Prepaid and other assets, net	8,363	10,197

Total Assets	$187,533	$190,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $1,352 and $1,460, respectively	$155,228	$155,036
Deferred tax liability	5,060	5,752
Accounts payable	2,469	2,461
Accrued and other liabilities	4,882	5,549

Total Liabilities	167,639	168,798

Minority interest	5,749	6,045

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,609,304 and 1,606,179 shares, respectively; outstanding, 1,377,054 and 1,379,429 shares, respectively	16	16
Additional paid-in capital	46,646	46,553
Accumulated deficit	(29,492)	(28,355)
Treasury stock, at cost, 232,250 and 226,750 shares, respectively	(3,025)	(2,875)

Total Stockholders’ Equity	14,145	15,339

Total Liabilities and Stockholders’ Equity	$187,533	$190,182

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Rental revenue	$7,264	$5,577
Interest and other income	37	74

Total revenues	7,301	5,651

EXPENSES:
Property operating expense	3,003	2,496
General and administrative	727	920
Depreciation and amortization	2,976	2,461
Interest expense	2,598	2,185

Total expenses	9,304	8,062

Loss from continuing operations before deferred income tax benefit and minority interest	(2,003)	(2,411)

Deferred income tax benefit	692	—

Loss from continuing operations before minority interest	(1,311)	(2,411)

Minority interest (share from continuing operations)	174	321

Loss from continuing operations	(1,137)	(2,090)

Discontinued operations:
Loss from operations	—	(65)
Gain on sale of discontinued operations	—	22,349
Minority interest	—	(2,968)

Income from discontinued operations	—	19,316

Net (loss) income	$(1,137)	$17,226

Basic and diluted per share data:
Net loss from continuing operations	$(0.83)	$(1.50)
Income from discontinued operations	—	13.87

Net (loss) income	$(0.83)	$12.37

Basic and diluted weighted average shares used	1,376,804	1,392,089
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Shares	Stock	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2007	1,606,179	$16	$46,553	$(28,355)	$(2,875)	$15,339
Common stock repurchase		—	—	—	(150)	(150)
Exercise of stock options	3,125	—	85	—	—	85
Stock-based compensation		—	8	—	—	8
Net loss		—	—	(1,137)	—	(1,137)

Balance, March 31, 2007	1,609,304	$16	$46,646	$(29,492)	$(3,025)	$14,145

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,137)	$17,226
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,976	2,536
Deferred rental (income) expense	(300)	11
Minority interest	(174)	2,647
Net gain on sales of real estate assets	—	(22,349)
Stock-based compensation expense	8	8
Income tax benefit	(692)	—
Amortization of note payable premiums, included in interest expense	(108)	(109)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	143	96
Increase (decrease)in accounts payable	8	(930)
Decrease in prepaid and other assets	1,665	397
(Decrease) increase in accrued and other liabilities	(684)	123

Net cash provided by (used in) operating activities	1,705	(344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	—	33,583
Real estate acquisition	(748)	—
Capital improvements to real estate assets	(1,419)	(916)

Net cash (used in) provided by investing activities:	(2,167)	32,667

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	750	—
Repayment of borrowings — property sales	—	(26,165)
Repayment of borrowings — scheduled payments	(450)	(398)
Note payments, litigation settlement	—	(4,877)
Repurchase of common stock	(150)	—
Acquisition of minority interest in the operating partnership	(122)	—
Proceeds from exercise of stock options	85	32

Net cash provided by (used in) financing activities:	113	(31,408)

Decrease (increase) in cash	(349)	915

Cash and cash equivalents, beginning of period	1,166	300

Cash and cash equivalents, end of period	$817	$1,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,653	$2,309
Cash paid for income taxes	4	10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$—	$—
Debt assumed in connection with acquisitions of real estate assets	—	11,302
Borrowings in connection with acquisitions of real estate assets	—	16,452
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.01%. As of March 31, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 27 properties, which consisted of 22 office buildings, four industrial properties, and one shopping center. The 27 properties are located in six states.
During the first quarter of 2007, the Company purchased a 22,000 square feet industrial building located in Houston, Texas. The building is fully occupied by a single tenant. No properties were sold during the first quarter of 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2007 and December 31, 2006 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2007 and 2006. All adjustments represent normal recurring items. The results interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
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

SEGMENT REPORTING
As of March 31, 2007, the Company has determined that it operates as one business operating and reportable segment.
NEW ACCOUNTING PRONOUNCEMENTS
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
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 8 for a further discussion on stock-based compensation.
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 13.01% and 13.27% limited partnership interest in the Operating Partnership at March 31, 2007 and December 31, 2006, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the three months ended March 31, 2007 and 2006. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 32,813 and 37,063 and OP Units (other than those held by the Company) outstanding of 827,883 and 857,159 (convertible into approximately 206,971 and 214,289 shares of common stock), at March 31, 2007 and 2006, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect would be anti-dilutive.
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
Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. (Factors which contributed to the uncertainty of gains and losses that would be recognized on property sales included the number of properties the Company would eventually sell during the year, the sales price to be obtained on each sale, the timing of when the sale would occur, and whether such sale would be part of a tax-deferred exchange or an outright sale with full gain or loss recognition). With the removal, in May 2006, of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that a tax provision should be recorded in future interim periods.
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
In May 2006, the State of Texas enacted a margin tax which will become effective in 2008. This margin tax will require each of the Company’s limited partnerships and limited liability companies that operate in Texas to pay a tax of 1.0% on their “margin” as defined in the law, beginning in 2008 based on 2007 results. The legislation revises the Texas franchise tax to create a new tax on virtually all Texas businesses. The margin tax did not have a material effect on the Company’s deferred income tax liability.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely—than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on its financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

As of January 1, 2007 and March 31, 2007, the Company had unrecognized tax benefits of approximately $117,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.
NOTE 3. REAL ESTATE
ACQUISITIONS
2007.
During the first quarter of 2007, the Company purchased a 22,000 square foot industrial building located in Houston, Texas. The building is leased in full by a single tenant. The building is part of a 400,000 square foot industrial park. The acquisition was funded with proceeds from a short-term bank loan. On April 4, 2007, the property was collateralized with a new mortgage loan. On April 27, 2007, the Company acquired the remaining 22 buildings at the industrial park. See Note 11.
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
DISPOSITIONS
2007.
No properties were sold during the first quarter of 2007.
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
NOTE 4. DISCONTINUED OPERATIONS
There were no discontinued operations for the three months ended March 31, 2007.

Net income from discontinued operations of $19,316,000 for the three months ended March 31, 2006 includes gains generated on the sales of Sorrento II, Mira Mesa, and Countryside, and the properties’ operating results through their respective disposition dates.
The condensed consolidated statement of operations of discontinued operations for the three months ended March 31, 2006 is summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	March 31, 2006

Rental revenue	$381
Total expenses	446

Loss from discontinued operations before gain on sale	(65)
Gain on sale of discontinued operations	22,349
Minority interest from discontinued operations	(2,968)

Income from discontinued operations	$19,316

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of March 31, 2007 and December 31, 2006 (dollars in thousands):

		March 31, 2007		December 31, 2006
		Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Maturity Date	Balance	Rate	Balance	Rate
Fixed Rate
Pacific Spectrum	6/10/2009	$5,479	8.02%	$5,500	8.02%
1501 Mockingbird	6/30/2009	307	6.00%	308	6.00%
6430 Richmond Atrium	6/30/2009	733	5.50%	736	5.50%
6420 Richmond Atrium	7/1/2009	6,342	5.50%	6,342	5.50%
Morenci Professional Park	12/1/2009	1,683	6.60%	1,704	6.60%
7700 Building	7/10/2010	33,045	8.50%	33,147	8.50%
Columbia	7/1/2011	2,237	7.15%	2,242	7.15%
Bristol Bay	8/1/2011	7,168	7.58%	7,192	7.58%
Technology	8/1/2011	7,418	7.44%	7,443	7.44%
Creekside	12/1/2011	6,053	7.17%	6,074	7.17%
16350 Park Ten Place	5/11/2012	4,627	7.45%	4,642	7.45%
16360 Park Ten Place	5/11/2012	3,625	7.45%	3,637	7.45%
2855 Mangum	5/11/2012	2,671	7.45%	2,680	7.45%
2855 Mangum	5/11/2012	1,572	6.00%	1,586	6.00%
6430 Richmond Atrium	5/11/2012	2,242	7.45%	2,249	7.45%
Southwest Pointe	6/1/2012	2,813	7.33%	2,822	7.33%
16350 Park Ten Place	5/11/2012	511	7.45%	512	7.45%
16360 Park Ten Place	8/11/2012	400	7.45%	402	7.45%
11500 Northwest Freeway	6/1/2014	4,251	5.93%	4,267	5.93%
11500 Northwest Freeway	6/1/2014	307	5.93%	308	5.93%
5850 San Felipe	8/1/2014	5,322	5.65%	5,342	5.65%
Northwest Corporate Center	8/1/2014	5,580	6.26%	5,599	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,290	5.59%	2,298	5.59%
8300 Bissonnet	5/1/2015	4,708	5.51%	4,724	5.51%
1501 Mockingbird	7/1/2015	3,350	5.28%	3,350	5.28%
5450 Northwest Central	9/1/2015	2,744	5.38%	2,754	5.38%
800 Sam Houston Parkway	12/29/2015	2,457	6.25%	2,466	6.25%
888 Sam Houston Parkway	12/29/2015	2,457	6.25%	2,466	6.25%
2401 Fountainview	3/1/2016	12,599	5.82%	12,640	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%

	Subtotal	$150,941		$151,382
Variable Rate
Corporate — Unsecured (1)	6/23/2007	750	8.50%	—	—
Corporate — Unsecured	5/31/2008	200	9.25%	200	9.25%
Corporate — Secured	10/1/2008	1,985	8.07%	1,994	8.07%

	Subtotal	$2,935		$2,194
Loan Premiums		1,352		1,460

	Total	$155,228		$155,036

(1)	Loan was paid off in April 2007.
With the exception of scheduled monthly principal payments, the Company has currently no mortgage debt due to mature in 2007.
On March 23, 2007, the Company obtained a short-term bank loan of $750,000. The proceeds were used to fund the acquisition of a 22,000 square foot industrial building. On April 4, 2007, the bank refinanced the loan with a $975,000 mortgage loan secured by the property. Net proceeds of $191,000 were received in connection with the refinance. The mortgage loan, which bears interest at prime plus .25%, matures in April 2008.
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
NOTE 6. MINORITY INTEREST
OP Units (other than those held by the Company) of 827,883 (convertible into approximately 206,971 shares of common stock) were outstanding as of March 31, 2007.
During three months ended March 31, 2007 a total of 17,624 OP Units were redeemed for cash. No OP Units were exchanged for stock during the first quarter of 2007.
During the year ended December 31, 2006, a total of 7,768 OP Units were exchanged for 1,940 shares of Common Stock and a total of 3,884 OP Units were redeemed for cash.
NOTE 7. REPURCHASE OF COMMON STOCK
In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases would be made from time to time in open market transactions.
During 2006, a total of 18,130 shares were repurchased in open market transactions. In addition, 219 shares were repurchased in a private transaction. The total cost of the 18,349 shares repurchased during the year amounted to $395,000 at an average price of $21.51 per share, inclusive of transaction fees.
During the first quarter of 2007, a total of 5,500 shares were repurchased in an open market transaction, increasing the total number of shares repurchased to 119,116 as of March 31, 2007. The total cost of the 5,500 shares repurchased amounted to $150,000 at a price of $27.26 per share inclusive of transaction fees.
NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of March 31, 2007, 118,876 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

As a result of the January 1, 2006 adoption of SFAS No. 123R, the Company recognized compensation expense for the three months ended March 31, 2007 and March 31, 2006 of $8,000 and $8,000, respectively, which is included in general and administrative expense in its consolidated condensed statement of operations. The impact on both basic and diluted earnings per share for three months ended March 31, 2007 and March 31, 2006 was $.01 per share and $.01 per share, respectively. Compensation expense of $48,000 will be recognized over the next three years related to unvested stock options.
Stock Options
No stock options were granted during the first quarter of 2007. During the second quarter of 2006, the Company granted 7,500 stock options to its non-employee board members. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the second quarter of 2006 was $10.00.
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
The Company has a policy of issuing new shares upon the exercise of stock options. During the three months ended March 31, 2007, a total of 3,125 options were exercised. Cash of $85,000 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted	Average
	Under	Average	Intrinsic
	Option	Exercise Price	Value
Outstanding on January 1, 2007	35,938	$26.19

Granted	—	—
Forfeited	—	—
Exercised	(3,125)	$27.08	$—
Outstanding on March 31, 2007	32,813	$22.80	$324,472

Exercisable as of March 31, 2007	23,438	$26.07	$208,006
The following table summarizes certain information for stock options outstanding on March 31, 2007:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price
$8.10 - $12.20	14,688	6.8 years	$10.58
$18.25 - $27.16	12,500	6.4 years	$20.41
$60.00 - $60.00	5,625	4.6 years	$60.00

The following table summarizes certain information for stock options exercisable on March 31, 2007:

		Weighted
		Average
	Number	Exercise
Range of Exercise Price	Exercisable	Price
$8.10 - $12.20	10,938	$11.08
$18.25 - $27.16	6,875	$22.17
$60.00 - $60.00	5,625	$60.00
A summary of the status of the Company’s nonvested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Stock Options	Fair Value

Nonvested at January 1, 2007	9,374	$8.48
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	9,374	$8.48

As of March 31, 2007, unrecognized compensation cost related to nonvested shares under the Plan amounted to $48,000. That cost is expected to be recognized over a weighed average period of three years.
Restricted Stock
No restricted stock has been issued under the Plan since 2002. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period. Compensation expense is recognized on a straight-line basis over the vesting period. As of March 31, 2007, all 27,375 shares issued as restricted stock were fully vested and compensation expense for all restricted shares issued has been recognized. No compensation expense related to restricted shares was recognized during the three months ended March 31, 2007 and March 31, 2006.
NOTE 9. RELATED PARTY TRANSACTIONS
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
The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc. (“CGS”), a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. In December 2006, the Company paid $172,109 in Guarantee Fees, of which $161,442 was related to 2005 and $10,667 related to 2006.
During 2004 and 2003, the Company made payments totaling $81,000 and $1,000,000, respectively, on its indebtedness to an entity affiliated with Mr. Carden and Mr. Galardi, reducing the balance due to $170,321 as of December 31, 2005. In 2006, the Company paid the remaining balance due of $170,321.

NOTE 10. COMMITMENTS AND CONTINGENCIES
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
NOTE 11. SUBSEQUENT EVENTS
On April 23, 2007, the Company acquired two retail properties located in Houston, Texas. 8 Centre, located in Northwest Houston, consists of approximately 48,000 square feet and is currently 92% leased. The project includes 11 acres of undeveloped land on which the Company anticipates developing a rental industrial property of 75,000 to 100,000 square feet. Windrose, located in North Houston, is currently under construction and is 75% pre-leased. The project will contain approximately 28,000 square feet of retail space upon completion, which is anticipated within the next 90 days. Acquisition costs for the two properties were funded with mortgage debt and cash.
On April 27, 2007, the Company completed the acquisition of an industrial park located in Houston, Texas. The property consists of approximately 400,000 square feet. One of the property’s 23 buildings, which accounts for 22,000 square feet of the property, was acquired in March 2007 (See Note 3). The industrial park, which is located in Northwest Houston, is currently 73% leased. Acquisition costs of the property were primarily funded with mortgage debt with the remainder in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.01%. As of March 31, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 27 properties, which consisted of 22 office buildings, four industrial properties, and one shopping center. The 27 properties are located in six states.
During the first quarter of 2007, the Company purchased a 22,000 square feet industrial building located in Houston, Texas. The building is fully occupied by a single tenant. No properties were sold during the first quarter of 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 91% occupied at March 31, 2007 and 87% occupied at March 31, 2006. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in the first quarter of 2006 are shown in the section “Discontinued operations”. No properties were classified as “Real estate held for sale” at March 31, 2007 and December 31, 2006. Therefore, the revenues and expenses reported for the periods presented reflect results from properties currently owned.
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
RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2007 and 2006.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended March 31:

			Variance
	2007	2006	$	%

Rental revenue	$7,264,000	$5,577,000	1,687,000	30.2%
Operating expenses:
Property operating expenses	3,003,000	2,496,000	507,000	20.3%
General and administrative	727,000	920,000	(193,000)	(21.0%)
Depreciation and amortization	2,976,000	2,461,000	515,000	20.9%
Interest expense	2,598,000	2,185,000	413,000	18.9%
Rental revenue. Rental revenue increased $1,687,000, or 30.2%, for the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006. This increase was attributable to $1,399,000 in revenue generated from seven office properties acquired during 2006 in addition to $288,000 in greater revenues from properties owned for the full three months ended March 31, 2007 and March 31, 2006 (“Same Properties”). This increase in Same Properties revenue was primarily due to an increase in occupancy. The weighted average occupancy of the Company’s properties increased to 91% at March 31, 2007 from 87% at March 31, 2006. Rental revenue from the acquired properties was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $507,000, or 20.3% was primarily due to expenses of $704,000 related to the seven acquired properties mentioned above. This increase was offset in part by a decrease in Same Property operating expenses of $197,000. The decrease in Same Property operating expenses was due, in part, to a decrease in maintenance and repair costs incurred during the first quarter of 2007, principally related to heating and air conditioning. The Company also experienced a decrease in property level general and administrative costs, including personnel costs. This decrease was attributable to the Company’s ability to allocate such costs over a larger portfolio base as a result of the acquired properties. Further, bad debt expense decreased primarily due to more aggressive collection efforts instituted by management.

General and administrative. General and administrative costs decreased $193,000, or 21.0% for the three ended March 31, 2007 in comparison to the three months ended March 31, 2006. The decrease was primarily due to lower legal fees incurred during the quarter ended March 31, 2007. During the quarter ended March 31, 2006, the Company accrued a $150,000 liability in regards to a litigation matter that was subsequently settled during the second quarter of 2006.
Depreciation and amortization. The increase of $515,000, or 20.9%, was primarily attributable to depreciation and amortization of $441,000 related to the seven properties acquired in 2006. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between April 2006 and March 2007. The capital improvements were primarily for renovations and tenant improvements corresponding to the increase in the weighted average occupancy of the Company’s properties.
Interest expense. The increase of $413,000, or 18.9%, was primarily attributable to interest expense of $473,000 related to the seven properties acquired during 2006. This increase was partially offset by the pay-off of the remaining $4,877,000 balance on the Company’s litigation notes in January 2006.
Deferred income taxes. The Company recognized a deferred income tax benefit of $692,000 for the three months ended March 31, 2007. The benefit was based on operating results from continuing operations. Due to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006.
Minority interest from continuing operations. The share of loss from continuing operations for the three months ended March 31, 2007 for the holders of OP Units was $174,000 compared to a share of loss of $321,000 for the three months ended March 31, 2006. The losses represents an average of 13.3% limited partner interest in the Operating Partnership not held by the Company during the quarters ended March 31, 2007 and March 31, 2006.
Discontinued operations. The Company recorded net income from discontinued operations of $19,316,000 for the three months ended March 31, 2006. The net income from discontinued operations includes gains generated on the sales of three properties sold during the first quarter of 2006, the properties’ operating re sults through their respective disposition dates, income tax expense and the minority interest share of income. The Company had no discontinued operations during the three months ended March 31, 2007.
The net income from discontinued operations is summarized below.
Condensed Consolidated Statements of Operations

Three Months Ended
March 31, 2007
Rental revenue	$381
Total expenses	446

Loss from discontinued operations before gain on sale and share of minority interest	(65)
Gain on sale of discontinued operations	22,349
Minority interest from discontinued operations	(2,968)

Income from discontinued operations	$19,316

LIQUIDITY AND CAPITAL RESOURCES
During first three months of 2007, the Company derived cash primarily from the collection of rents and proceeds from a short-term bank loan. Major uses of cash included the acquisition of an industrial property, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and scheduled principal payments on borrowings.
The Company reported a net loss of $1,137,000 for the three months ended March 31, 2007 compared to net income of $17,226,000 for the three months ended March 31, 2006. These results include the following non-cash items:

	Three Months Ended
	March 31,
	2007	2006
Non-Cash Charges:
Depreciation and amortization	$2,976	$2,536
Minority interest	—	2,647
Deferred rental expense	—	11
Stock-based compensation expense	8	8
Non-Cash Items:
Income tax benefit	(692)	—
Amortization of loan premiums	(108)	(109)
Deferred rental income	(300)	—
Minority interest	(174)	—
Net cash provided by operating activities amounted to $1,705,000 for the three months ended March 31, 2007. The net cash provided by operating activities consisted of $573,000 generated by property operations and $1,132,000 attributable to a net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities was in large part due to lender distributions of funds held in escrow for the payment of capital improvements and property taxes. Net cash of $344,000 was used in operating activities for the three months ended March 31, 2006. Cash was used in operating activities for the quarter ended March 31, 2006 primarily to fund operations and reduce accounts payable.
Net cash used in investing activities amounted to $2,167,000 for the three months ended March 31, 2007. Cash of $748,000 was used to acquire a 22,000 square foot industrial property and $1,419,000 was used for capital expenditures, primarily tenant improvements. Net cash provided by investing activities for three months ended March 31, 2006 amounted to $32,667,000. This amount was primarily attributable proceeds received from the sales of Sorrento II, Mira Mesa and Countryside during the period. Funds were used for capital expenditures, primarily for tenant improvements.
Net cash provided by financing activities amounted to $113,000 for the three months ended March 31, 2007. Proceeds of $750,000 were obtained from a short-term bank loan. The loan provided the Company with a source of funding for the acquisition of the industrial property mentioned above. Scheduled principal payments for the quarter ended March 31, 2007 amounted to $450,000. Net cash used by financing activities amounted to $31,408,000 for the three months ended March 31, 2006. In the first quarter of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments for the quarter March 31, 2006 amounted to $398,000. In January 2006, Company paid the remaining balance due on its notes payable related to the Teachout litigation matter.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities. Except for scheduled monthly principal payments, the Company currently has no mortgage debt due to mature in 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations as of March 31, 2007 (dollars in thousands):

	Payment Due By Period
		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years

Long-term debt (1)	$153,876	$2,293	$19,885	$56,210	$75,488
Interest costs on long term debt (1)	55,786	7,936	20,508	14,415	12,927
Capital expenditures (2)	990	990	—	—	—
Consulting	22	13	9	—	—

Total	$210,674	$11,232	$40,402	$70,625	$88,415

(1)	See Note 5 — Notes Payable — of the Consolidated Financial Statements.

(2)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.
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
At March 31, 2007, the Company’s total indebtedness included fixed-rate debt of approximately $150,941,000 and floating-rate indebtedness of approximately $2,935,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $29,000, or $.02 per share, based upon the balances outstanding on variable rate instruments at March 31, 2007.
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
There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Company’s latest annual report on      Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(1) Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1-31, 2007	—	$—	—	—
February 1-28, 2007	5,500	26.98	—	—
March 1-31, 2007	—	—	—	—

Total	5,500	$26.98	—	—

(1)	Represents shares purchased in an open market transaction.
Company Sales of Equity Securities
In connection with the exercise of stock options, the Company issued 3,125 shares of Common Stock to William J. Carden, its President and Chief Executive Officer, during the quarter ended March 31, 2007. The issuance was pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of $84,625 were received from the issuance. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On February 28, 2007, a report on Form 8-K was filed with respect to Item 8.01.
On March 12, 2007, a report on Form 8-K was filed with respect to Item 5.02.
On March 15, 2007, a report on Form 8-K was filed with respect to Item 2.02.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: May 10, 2007	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002