Form 10-Q
period 2007-06-30
AMERICAN SPECTRUM REALTY INC
filed 2007-08-09
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-16785
American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland (State or other jurisdiction of incorporation or organization)	52-2258674 (I.R.S. Employer Identification No.)

5850 San Felipe, Suite 450 Houston, Texas 77057 (Address of principal executive offices)	77057 (Zip Code)
(713) 706-6200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No
As of July 31, 2007, 1,381,804 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Real estate held for investment	$239,483	$211,109
Accumulated depreciation	(44,035)	(38,296)

Real estate held for investment, net	195,448	172,813

Cash and cash equivalents	777	1,166
Tenant and other receivables, net of allowance for doubtful accounts of $257 and $243, respectively	306	470
Deferred rents receivable	1,820	1,536
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,094	10,197

Total Assets	$212,445	$190,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $1,242 and $1,460, respectively	$181,429	$155,036
Deferred tax liability	3,892	5,752
Accounts payable	2,521	2,461
Accrued and other liabilities	6,205	5,549

Total Liabilities	194,047	168,798

Minority interest	5,541	6,045

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,614,054 and 1,606,179 shares, respectively; outstanding, 1,381,804 and 1,379,429 shares, respectively	16	16
Additional paid-in capital	46,661	46,553
Accumulated deficit	(30,795)	(28,355)
Treasury stock, at cost, 232,250 and 226,750 shares, respectively	(3,025)	(2,875)

Total Stockholders’ Equity	12,857	15,339

Total Liabilities and Stockholders’ Equity	$212,445	$190,182

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Rental revenue	$7,904	$6,140	$15,168	$11,717
Interest and other income	21	74	58	148

Total revenues	7,925	6,214	15,226	11,865

EXPENSES:
Property operating expense	3,324	2,854	6,327	5,350
Corporate general and administrative	1,023	1,004	1,750	1,924
Depreciation and amortization	3,126	2,766	6,102	5,227
Interest expense	3,118	2,369	5,716	4,554

Total expenses	10,591	8,993	19,895	17,055

OTHER INCOME:
Gain on extinguishment of debt	—	1,849	—	1,849

Total other income	—	1,849	—	1,849

Net loss from continuing operations before deferred income tax benefit and minority interest	(2,666)	(930)	(4,669)	(3,341)

Deferred income tax benefit	1,168	1,218	1,860	1,218

Net (loss) income from continuing operations before minority interest	(1,498)	288	(2,809)	(2,123)

Minority interest (share from continuing operations)	195	(38)	369	283

Net (loss) income from continuing operations	(1,303)	250	(2,440)	(1,840)

Discontinued operations:
Loss from discontinued operations	—	—	—	(65)
Gain on sale of discontinued operations	—	—	—	22,349
Deferred income tax expense	—	(8,196)	—	(8,196)
Minority interest	—	1,093	—	(1,875)

(Loss) income from discontinued operations	—	(7,103)	—	12,213

Net (loss) income	$(1,303)	$(6,853)	$(2,440)	$10,373

Basic and diluted per share data:
Net (loss) income from continuing operations	$(0.94)	$0.18	$(1.77)	$(1.32)
(Loss) income from discontinued operations	—	(5.11)	—	8.78

Net (loss) income	$(0.94)	$(4.93)	$(1.77)	$7.46

Basic weighted average shares used	1,380,221	1,390,488	1,378,512	1,391,289
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Shares	Stock	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2007	1,606,179	$16	$46,553	$(28,355)	$(2,875)	$15,339
Common stock repurchase	—	—	—	—	(150)	(150)
Issuance of common stock to officers and directors	4,750	—	—	—	—	—
Exercise of stock options	3,125	—	85	—	—	85
Stock-based compensation	—	—	21	—	—	21
Acquisition of minority interest in the operating partnership	—	—	2	—	—	2
Net loss	—	—	—	(2,440)	—	(2,440)

Balance, June 30, 2007	1,614,054	$16	$46,661	$(30,795)	$(3,025)	$12,857

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,440)	$10,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,102	5,302
Deferred rental (income) expense	(284)	19
Minority interest	(369)	1,592
Net gain on sales of real estate assets	—	(22,349)
Gain on extinguishment of debt	—	(1,849)
Stock-based compensation expense	21	35
Income tax (benefit) expense	(1,860)	6,978
Amortization of note payable premiums, included in interest expense	(218)	(220)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	164	269
Increase in accounts payable	60	216
Increase in prepaid and other assets	(259)	(423)
Increase in accrued and other liabilities	656	317

Net cash provided by operating activities	1,573	260

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	—	34,383
Real estate acquisitions	(26,108)	—
Capital improvements to real estate assets	(2,267)	(1,932)

Net cash (used in) provided by investing activities:	(28,375)	32,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	12,125	2,250
Proceeds from borrowings – property acquisitions	23,422	—
Repayment of borrowings – property sales	—	(26,165)
Repayment of borrowings – refinances	(8,067)	(1,500)
Repayment of borrowings – scheduled payments	(869)	(893)
Note payments, litigation settlement	—	(4,877)
Repurchase of common stock	(150)	(177)
Acquisition of minority interest in the operating partnership	(133)	—
Proceeds from exercise of stock options	85	63

Net cash provided by (used in) financing activities:	26,413	(31,299)

(Decrease) increase in cash	(389)	1,415

Cash and cash equivalents, beginning of period	1,166	300

Cash and cash equivalents, end of period	$777	$1,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,651	$4,725
Cash paid for income taxes	121	71

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$—	$19
Debt assumed in connection with acquisitions of real estate assets	—	16,914
Borrowings in connection with acquisitions of real estate assets	—	16,452
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.07%. As of June 30, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties, and three retail properties. The 29 properties are located in six states.
During the six months ended June 30, 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during the six months ended June 30, 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2007 and December 31, 2006 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2007 and 2006. All adjustments represent normal recurring items. The results of interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
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

SEGEMENT REPORTING
The Company operates as one business operating and reportable segment.
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
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 12.95% and 13.27% limited interest in the Operating Partnership, as limited partners, at June 30, 2007 and December 31, 2006, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the three and six months ended June 30, 2007 and June 30, 2006. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 32,813 and 40,626 and OP Units (other than those held by the Company) outstanding of 825,941 and 855,217 (convertible into approximately 206,485 and 213,804 shares of common stock), at June 30, 2007 and 2006, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect would be anti-dilutive.
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
As of June 30, 2007, the Company had unrecognized tax benefits of approximately $117,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.
NOTE 3. REAL ESTATE
ACQUISITIONS
2007.
In April 2007, the Company the Company completed the acquisition of a multi-tenant industrial property located in Houston, Texas. The industrial property consists of approximately 400,000 leasable square feet. One of the park’s 23 buildings, which accounts for 22,000 square feet of the property was acquired in March 2007. The Company also acquired two retail properties located in Houston Texas in April 2007. These two properties have an aggregate rentable square footage of 76,000. Acquisition costs for the three properties were primarily funded with mortgage debt with the remainder in cash.

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
DISPOSITIONS
2007.
No properties were sold during the six months of 2007.
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
NOTE 4. DISCONTINUED OPERATIONS
There were no discontinued operations for the three and six months ended June 30, 2007.
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
The condensed consolidated statement of operations of discontinued operations for the three and six months ended June 30, 2006 is summarized below (dollars in thousands):

	Three Months Ended	Six Months Ended
Condensed Consolidated Statements of Operations	June 30, 2006	June 30, 2006
Rental revenue	$—	$381
Total expenses	—	446

Loss from discontinued operations before gain on sale, income tax expense and minority interest	—	(65)
Gain on sale of discontinued operations	—	22,349
Income tax expense	(8,196)	(8,196)
Minority interest from discontinued operations	1,096	(1,875)

(Loss) income from discontinued operations	$(7,103)	$12,213

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of June 30, 2007 and December 31, 2006 (dollars in thousands):

		June 30, 2007		December 31, 2006
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
8 Centre/Windrose	4/24/2009	$2,000	18.00%	$—	—
Pacific Spectrum	6/10/2009	5,461	8.02%	5,500	8.02%
1501 Mockingbird	6/30/2009	306	6.00%	308	6.00%
6430 Richmond	6/30/2009	731	5.50%	736	5.50%
Morenci Professional Park	12/1/2009	1,661	6.60%	1,704	6.60%
7700 Irvine Center	7/10/2010	32,957	8.50%	33,147	8.50%
Columbia	7/1/2011	2,232	7.15%	2,242	7.15%
Bristol Bay	8/1/2011	7,147	7.58%	7,192	7.58%
Technology	8/1/2011	7,395	7.44%	7,443	7.44%
Creekside 1	2/1/2011	6,034	7.17%	6,074	7.17%
16350 Park Ten Place	5/11/2012	4,614	7.45%	4,642	7.45%
16360 Park Ten Place	5/11/2012	3,618	7.45%	3,637	7.45%
2855 Mangum	5/11/2012	2,664	7.45%	2,680	7.45%
2855 Mangum	5/11/2012	1,558	6.00%	1,586	6.00%
6430 Richmond	5/11/2012	2,236	7.45%	2,249	7.45%
Southwest Pointe	6/1/2012	2,805	7.33%	2,822	7.33%
16350 Park Ten Place 5	/11/2012	509	7.45%	512	7.45%
16360 Park Ten Place	8/11/2012	400	7.45%	402	7.45%
11500 Northwest Freeway	6/1/2014	4,237	5.93%	4,267	5.93%
11500 Northwest Freeway	6/1/2014	306	5.93%	308	5.93%
5850 San Felipe	8/1/2014	5,303	5.65%	5,342	5.65%
Northwest Corporate Center	8/1/2014	5,563	6.26%	5,599	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,282	5.59%	2,298	5.59%
8300 Bissonnet	5/1/2015	4,693	5.51%	4,724	5.51%
1501 Mockingbird	7/1/2015	3,350	5.28%	3,350	5.28%
5450 Northwest Central	9/1/2015	2,735	5.38%	2,754	5.38%
800 Sam Houston Parkway	12/29/2015	2,443	6.25%	2,466	6.25%
888 Sam Houston Parkway	12/29/2015	2,443	6.25%	2,466	6.25%
2401 Fountainview	3/1/2016	12,561	5.82%	12,640	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond	7/1/2009	6,400	5.50%	6,342	5.50%

	Subtotal	$152,594		$151,382
Variable Rate
Corporate — Unsecured (1)	8/17/2007	1,500	9.25%	—	—
Corporate — Unsecured (1)	9/12/2007	500	9.25%	—	—
Corporate — Unsecured	5/31/2008	200	9.25%	200	9.25%
Corporate — Secured	10/1/2008	1,976	8.07%	1,994	8.07%
Beltway Industrial	5/9/2010	17,000	7.72%	—	—
8 Centre	4/19/2012	3,330	7.72%	—	—
Windrose	4/19/2012	3,087	7.72%	—	—

	Subtotal	$27,593		$2,194
Loan Premiums		1,242		1,460

	Total	$181,429		$155,036

(1)	Maturity can be extended an additional 90 days at the option of the Company.
On May 15, 2007, the Company refinanced its debt on 6420 Richmond, an office property in Houston, Texas, by entering into a long-term loan agreement in the amount of $6,400,000. The new loan bears interest at a fixed rate of 5.87% and matures in June 2017. Net cash paid to refinance the debt amounted to $194,000.

On April 27, 2007, in connection with the completion of the acquisition of Beltway Industrial, a 23 building industrial park in Houston, Texas, the Company entered into a $17,375,000 loan agreement, of which $17,000,000 was funded at closing. The remaining $375,000 is being held in escrow by the lender to assist with the funding of future capital expenditures at the property. The loan bears interest at LIBOR plus 2.40% per annum and matures in May 2010.
On April 24, 2007, the Company obtained a junior loan in the amount of $2,000,000 bearing interest at a fixed rate of 18.00% per annum. The loan, which matures in April 2009, is secured by the Company’s 8 Centre and Windrose properties. The loan proceeds were used to assist with the acquisition of Beltway Industrial.
On April 19, 2007, in connection with the acquisition of 8 Centre, a retail property in Houston, Texas, the Company financed a new loan in the amount of $3,333,350. The loan bears interest at LIBOR plus 2.40% per annum and matures in April 2012.
On April 19, 2007, in connection with the acquisition of Windrose, a retail property in Houston, Texas, the Company financed a new loan in the amount of $3,089,340. The loan bears interest at LIBOR plus 2.40% per annum and matures in April 2012.
During the second quarter of 2007, the Company obtained two short-term bank loans for $1,500,000 and $500,000, respectively. The loans, which bear interest at Prime plus 1% per annum, mature in August and September 2007. The Company has the option to extend the maturity date on both loans for an additional 90 days. The loan proceeds were primarily used to assist with acquisition costs associated with the three properties acquired during the quarter.
On March 23, 2007, the Company obtained a short-term bank loan of $750,000. The proceeds were used to fund the acquisition one of the Beltway Industrial Park’s 23 buildings. On April 4, 2007, the bank refinanced the loan with a $975,000 mortgage loan secured by the property. Net proceeds of $191,000 were received in connection with the refinance. The mortgage loan, which bore interest at prime plus .25%, was paid with proceeds from the $17,375,000 loan obtained in connection with the completion of the Beltway Industrial acquisition on April 27, 2007.
NOTE 6. GAIN ON EXTINGUISHMENT OF DEBT
In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its retail property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction. The gain is included in other income in the consolidated statements of operations.
NOTE 7. MINORITY INTEREST
OP Units (other than those held by the Company) of 825,941 (convertible into approximately 206,971 shares of common stock) were outstanding as of June 30, 2007.
During six months ended June 30, 2007 a total of 19,566 OP Units were redeemed for cash. No OP Units were exchanged for stock during the first six months of 2007.
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
During the first six months of 2007, a total of 5,500 shares were repurchased in an open market transaction, increasing the total number of shares repurchased to 119,116 as of June 30, 2007. The total cost of the 5,500 shares repurchased amounted to $150,000 at a price of $27.26 per share inclusive of transaction fees.
NOTE 9. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of June 30, 2007, 114,126 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
Total stock-based compensation expense recognized during the three months ended June 30, 2007 and 2006 amounted to $13,000 and $27,000, respectively. Total stock-based compensation expense recognized during the six months ended June 30, 2007 and 2006 amounted to $21,000 and $35,000, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.
Stock Options
No stock options were granted during the six months ended June 30, 2007. During the second quarter of 2006, the Company granted 7,500 stock options to its non-employee board members. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the second quarter of 2006 was $10.00.
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
The Company has a policy of issuing new shares upon the exercise of stock options. During the six months ended June 30, 2007, a total of 3,125 options were exercised. Cash of $85,000 was received from the exercise of these options.

The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted
	Under	Average	Average Intrinsic
	Option	Exercise Price	Value
Outstanding on January 1, 2007	35,938	$26.19
Granted	—	—
Forfeited	—	—
Exercised	(3,125)	$27.08	$—
Outstanding on June 30, 2007	32,813	$22.80	$169,678
Exercisable as of June 30, 2007	27,813	$24.07	$144,491
The following table summarizes certain information for stock options outstanding on June 30, 2007:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 — $12.20	14,688	6.1 years	$10.58
$18.25 — $27.16	12,500	4.7 years	$20.41
$60.00 — $60.00	5,625	4.3 years	$60.00
The following table summarizes certain information for stock options exercisable on June 30, 2007:

		Weighted
Range of		Average
Exercise	Number	Exercise
Price	Exercisable	Price
$8.10 — $12.20	13,438	$10.81
$18.25 — $27.16	8,750	$21.33
$60.00 — $60.00	5,625	$60.00
A summary of the status of the Company’s nonvested stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value
Nonvested at January 1, 2007	9,374	$8.48
Granted	—	—
Vested	4,374	$7.89
Forfeited	—	—

Nonvested at June 30, 2007	5,000	$9.00

As of June 30, 2007, there was $41,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
Restricted Stock
In May 2007, the Company issued a total of 4,750 shares of Common Stock to its officers and directors. Prior to this issuance, no restricted stock had been issued under the Plan since 2002. The restrictions on the shares issued in May 2007 lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense of $6,000 was recognized during the three months ended June 30, 2007 as a result of the restricted stock issued. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Number of Shares	Fair Value
Nonvested at January 1, 2007	—
Granted	4,750	$22.75
Vested	—
Forfeited	—
Nonvested at June 30, 2007	4,750	$22.75
As of June 30, 2007, there was $102,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.8 years.
NOTE 10. RELATED PARTY TRANSACTIONS
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

NOTE 11. SUBSEQUENT EVENTS
On July 31, 2007, the Company refinanced its debt on 7700 Irvine Center, an office property located in Irvine, California, by entering into a long-term loan agreement with a bank in the amount of $45,000,000. The bank funded $41,441,000 at closing. The Company entered into a holdback agreement with the bank that provides for the release of the remaining $3,559,000 upon the completion of certain lease-up terms and conditions. The new loan bears interest at a fixed rate of 5.99% and matures in 2017. Proceeds of $4,219,000, net of the repayment of the prior debt on the property and the cash holdback, were received as a result of the refinance. The Company anticipates a loss on extinguishment of debt will be recorded during the third quarter of 2007 due to a prepayment penalty associated with the prior debt.
On July 31, 2007, the Company repaid in full its $2,000,000 junior loan secured by its 8 Centre and Windrose retail properties from the proceeds generated from the 7700 Irvine Center loan refinance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.07%. As of June 30, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties, and three retail properties. The 29 properties are located in six states.
During the six months ended June 30, 2007, the Company acquired a 400,000 square foot multi-tenant industrial property and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during the six months ended June 30, 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 88% occupied at June 30, 2007 and June 30, 2006. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in 2006 are shown in the section “Discontinued operations”. No properties were classified as “Real estate held for sale” at June 30, 2007 or December 31, 2006. Therefore, the revenues and expenses reported for the periods presented reflect results from properties currently owned.
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
RESULTS OF OPERATIONS
Discussion of the three months ended June 30, 2007 and 2006.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended June 30:

			Variance
	2007	2006	$	%
Rental revenue	$7,904,000	$6,140,000	$1,764,000	28.7%
Operating expenses:
Property operating expenses	3,324,000	2,854,000	470,000	16.5%
General and administrative	1,023,000	1,004,000	19,000	1.9%
Depreciation and amortization	3,126,000	2,766,000	360,000	13.0%
Interest expense	3,118,000	2,369,000	749,000	31.6%
Rental revenue. Rental revenue increased $1,764,000, or 28.7%, for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. This increase was primarily attributable to $1,162,000 in revenue generated from two retail properties and one multi-tenant industrial property acquired during the second quarter 2007 and three office properties acquired during the second quarter of 2006. Greater revenues from properties owned for the full three months ended June 30, 2007 and June 30, 2006 accounted for the remaining increase of $602,000. The increase in revenue from the properties owned for the full three months ended June 30, 2007 and June 30, 2006 was primarily due to an increase in overall occupancy and rental rates. The weighted average occupancy of the Company’s properties increased from 88% at June 30, 2006 to 91% at March 31, 2007. The weighed average occupancy of the Company’s properties decreased to 88% at June 30, 2007, principally due to the second quarter 2007 acquisition of the industrial property. The industrial property, which consists of approximately 400,000 square feet of leasable area, was 73% leased when acquired. Rental revenue from the acquired properties has been included in the Company’s results since their respective dates of acquisition.
Property operating expenses. Property operating expenses increased by $470,000, or 16.5%, for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. The increase was primarily due to operating expenses of $572,000 related to the six acquired properties mentioned above.

This increase was offset in part by a decrease in operating expenses of $102,000 from properties owned for the full three months ended June 30, 2007 and June 30, 2006. This decrease was due, in part, to lower maintenance and repair costs incurred during the second quarter of 2007 compared to the second quarter of 2006. Further, bad debt expense decreased primarily due to more aggressive collection efforts instituted by management.
General and administrative. General and administrative costs increased $19,000, or 1.9% for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. The increase was primarily due to an increase in compensations costs and other corporate expenses incurred during the three months ended June 30, 2007. The increase was partially offset by a decrease in professional fees, primarily legal, incurred during the quarter.
Depreciation and amortization. Depreciation and amortization expense increased $360,000, or 13.0%, for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. The increase was principally attributable to depreciation and amortization of $292,000 related to the acquired properties mentioned above. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between July 2006 and June 2007.
Interest expense. Interest expense increased $749,000, or 31.6%, for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $687,000. Two corporate bank loans totaling $2,000,000, funded during the second quarter of 2007, also attributed to the increase in interest expense.
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
Deferred income taxes. The Company recognized a deferred income tax benefit of $1,168,000 for the three months ended June 30, 2007, compared to $1,218,000 for the three months ended June 30, 2006. The benefit was based on operating results from continuing operations. The Company’s income tax benefit recognized during the three months ended June 30, 2006 was based on operating results for the six months ended June 30, 2006. Due to the uncertainty of whether the Company would elect REIT status and due to the uncertainly of gains and losses that would be recognized on property sales, no tax provision was recorded during the three months ended March 31, 2006 and interim periods in prior years. With the removal in May 2006 of the uncertainty relating to the Company’s ability to elect REIT status, the Company determined that the tax provision should be recorded during the second quarter.
Minority interest from continuing operations. The share of loss from continuing operations for the three months ended June 30, 2007 for the holders of OP Units was $195,000, compared to a share of income of $38,000 for the three months ended June 30, 2006. The losses represent the approximate 13% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded a net loss from discontinued operations of $7,103,000 for the three months ended June 30, 2006. The loss represents income tax expense and minority interest share of income tax expense on discontinued operations for the first quarter of 2006. Due principally to the uncertainty, as of March 31, 2006, whether the Company would ultimately elect REIT status, no tax provision was recorded during the first quarter of 2006. The Company had no discontinued operations during the three months ended June 30, 2007.

The net loss from discontinued operations is summarized below.

Three Months Ended
Condensed Consolidated Statements of Operations	June 30, 2006
Rental revenue	$—
Total expenses	—

Loss from discontinued operations before income tax expense and minority interest	—
Income tax expense	(8,196)
Minority interest from discontinued operations	1,093

Loss from discontinued operations	$(7,103)

Discussion of the six months ended June 30, 2007 and 2006.
The following table shows a comparison of rental revenues and certain expenses for the six months ended June 30:

			Variance
	2007	2006	$	%
Rental revenue	$15,168,000	$11,717,000	$3,451,000	29.5%
Operating expenses:
Property operating expenses	6,327,000	5,350,000	977,000	18.3%
General and administrative	1,750,000	1,924,000	(174,000)	(9.0%)
Depreciation and amortization	6,102,000	5,227,000	875,000	16.7%
Interest expense	5,716,000	4,554,000	1,162,000	25.5%
Rental revenue. Rental revenue increased $3,451,000, or 29.5%, for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. This increase was attributable to $2,561,000 in revenue generated from the two retail properties and one industrial property acquired during 2007 and from seven office properties acquired during 2006, in addition to $890,000 in greater revenues from properties owned for the full six months ended June 30, 2007 and June 30, 2006. The increase in revenue from properties owned for the full six months ended June 30, 2007 and June 30, 2006 was primarily due to an increase in occupancy and rental rates. The weighted average occupancy of the Company’s properties increased from 88% at June 30, 2006 to 91% at March 31, 2007. The weighed average occupancy of the Company’s properties decreased to 88% at June 30, 2007, principally due to the second quarter 2007 acquisition of the industrial property. The industrial property, which consists of approximately 400,000 square feet of leasable area, was 73% leased when acquired. Rental revenue from the ten properties acquired in 2006 and 2007 was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $977,000, or 18.3% was primarily due to expenses of 1,276,000 related to the ten acquired properties mentioned above. This increase was offset in part by a decrease in operating expenses of $299,000 from properties owned for the full six months ended June 30, 2007 and June 30, 2006. This decrease was due, in part, to a lower in maintenance and repair costs incurred during the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. Further, bad debt expense decreased primarily due to more aggressive collection efforts instituted by management.
General and administrative. General and administrative costs decreased $174,000, or 9.0%, for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. The decrease was primarily due to lower professional fees, principally legal, incurred during the six months ended June 30, 2007. During the six months ended June 30, 2006, legal costs of $150,000 were incurred due to the settlement of the Warren F. Ryan litigation matter. In addition, $148,000 was recognized related to an obligation to reimburse John N. Galardi for legal fees paid by him in prior years. These fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. The decrease in general and administrative costs was partially offset by an increase in compensation costs and other corporate expenses incurred during the quarter.
Depreciation and amortization. Depreciation and amortization expense increased $875,000, or 16.7%, for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. The increase was primarily attributable to depreciation and amortization of $733,000 related to the ten properties acquired in 2006 and 2007. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between July 2006 and June 2007.
Interest expense. Interest expense increased $1,162,000, or 25.5%, for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. The increase was due to interest expense from associated with the ten properties acquired during 2006 and 2007, which accounted for $1,160,000 of the increase.
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
Deferred income taxes. The Company recognized a deferred income tax benefit of $1,860,000 and $1,218,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. The benefit was based on losses from continuing operations for each respective period.
Minority interest from continuing operations. The share of loss from continuing operations for the six months ended June 30, 2007 for the holders of OP Units was $369,000 compared to a share of loss of $283,000 for the six months ended June 30, 2006. The losses represent the approximate 13% limited partner interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded net income from discontinued operations of $12,213,000 for the six months ended June 30, 2006. The net income from discontinued operations for the six months ended June 30, 2006 includes gains generated on the sales of three properties sold during the first quarter of 2006, the properties’ operating results through their respective disposition dates, income tax expense and minority interest share of income. The Company had no discontinued operations during the six months ended June 30, 2007.
The net income from discontinued operations is summarized below.

Six Months Ended
Condensed Consolidated Statements of Operations	June 30, 2006
Rental revenue	$381
Total expenses	446

Loss from discontinued operations before gain on sale, Income tax expense and minority interest	(65)
Gain on sale of discontinued operations	22,349
Income tax expense	(8,196)
Minority interest from discontinued operations	(1,875)

Income from discontinued operations	$12,213

LIQUIDITY AND CAPITAL RESOURCES
During first six months of 2007, the Company derived cash primarily from the collection of rents and net proceeds from borrowings. Major uses of cash included the acquisitions of three properties, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and scheduled principal payments on borrowings.
The Company reported a net loss of $2,440,000 for the six months ended June 30, 2007 compared to net income of $10,373,000 for the six months ended June 30, 2006. These results include the following non-cash items:

	Six Months Ended
	June 30,
	2007	2006
Non-Cash Items:
Depreciation and amortization expense	$6,102	$5,302
Income tax benefit (expense)	(1,860)	6,978
Deferred rental income (expense)	(284)	19
Minority interest	(369)	1,592
Stock-based compensation expense	21	35
Amortization of loan premiums	(218)	(220)

Net cash used by operating activities amounted to $1,573,000 for the six months ended June 30, 2007. The net cash provided by operating activities consisted of $952,000 generated by property operations and $621,000 attributable to a net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities was in large part due to lender distributions of funds held in escrow for the payment of capital improvements and property taxes. Net cash provided by operating activities for six months ended June 30, 2006 amounted to $260,000.
Net cash used in investing activities amounted to $28,375,000 for the six months ended June 30, 2007. Cash of $26,108,000 was used to acquire two retail properties and an industrial property. In addition, cash of $2,267,000 was used for capital expenditures, primarily tenant improvements. Net cash provided by investing activities for six months ended June 30, 2006 amounted to $32,451,000. This amount was primarily attributable to proceeds received from the sales of Sorrento II, Mira Mesa and Countryside during the period. Cash of $1,932,000 was used for capital expenditures, primarily for tenant improvements.
Net cash provided by financing activities amounted to $26,413,000 for the six months ended June 30, 2007. Proceeds from borrowings totaled $12,125,000, which included a $6,400,000 new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $8,067,000 and scheduled principal payments amounted to $869,000 for the six months ended June 30, 2007. Net cash used by financing activities amounted to $31,299,000 for the six months ended June 30, 2006. During the first six months of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments amounted to $893,000 during the period. Proceeds of $2,250,000 were generated from a new loan on the Company’s retail property located in South Carolina, of which $1,500,000 was used to extinguish prior debt on the property. In January 2006, Company paid the remaining balance due on its notes payable related to the Teachout litigation matter of $4,877,000.
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
The Company has short-term bank notes maturing in August and September 2007 of $1,500,000 and $500,000, respectively. The Company has the option of extending the maturity dates on both notes an additional 90 days, which it anticipates exercising. The Company intends to repay the notes with proceeds from future sales or refinancing activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations as of June 30, 2007 (dollars in thousands):

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$180,187	$3,468	$15,731	$73,339	$87,649
Interest costs on long term debt (1)	62,672	6,385	24,692	16,631	14,964
Capital expenditures (2)	1,017	1,017	—	—	—
Consulting	18	9	9	—	—

Total	$243,894	$10,879	$40,432	$89,970	$102,613

(1)	See Note 5 — Notes Payable — of the Consolidated Financial Statements.

(2)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

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
At June 30, 2007, the Company’s total indebtedness included fixed-rate debt of approximately $152,594,000 and floating-rate indebtedness of approximately $27,593,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.
A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $276,000, or $.20 per share, based upon the balances outstanding on variable rate instruments at June 30, 2007.
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
There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2007, the Company issued a total of 4,750 shares of Common Stock its officers and directors pursuant to the Company’s Omnibus Stock Option Incentive Plan. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 annual meeting of stockholders was held on May 8, 2007. The matters on which the stockholders voted, in person or by proxy, were (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and (ii) to ratify the selection of Hein & Associates LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2007. The results of the voting are shown below:
Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld
Timothy R. Brown	1,152,182	8,923
William J. Carden	1,152,545	8,560
John N. Galardi	1,152,537	8,568
William W. Geary, Jr.	1,152,666	8,439
John F. Itzel	1,152,515	8,590
Presley E. Werlein, III	1,152,472	8,633
Ratify the selection of Hein & Associates LLP as independent auditors:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining
1,154,646	2,670	3,789
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On May 10, 2007, a report on Form 8-K was filed with respect to Item 2.02.
On May 4, 2007, a report on Form 8-K was filed with respect to Item 8.01.
On May 2, 2007, a report on Form 8-K was filed with respect to Item 8.01.
On April 24, 2007, a report of Form 8-K was filed with respect to Item 8.01.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC. Date: August 8, 2007
By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007
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