Form 10-Q
period 2007-09-30
AMERICAN SPECTRUM REALTY INC
filed 2007-11-08
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 31, 2007, 1,378,714 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Real estate held for investment	$231,665	$202,525
Accumulated depreciation	(44,682)	(36,125)

Real estate held for investment, net	186,983	166,400

Real estate held for sale	7,005	7,708
Cash and cash equivalents	1,686	1,166
Restricted cash	3,559	—
Tenant and other receivables, net of allowance for doubtful accounts of $236 and $243, respectively	387	458
Deferred rents receivable	1,681	1,327
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,110	9,123

Total Assets	$215,411	$190,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premiums of $76 and $1,460, respectively	$184,397	$149,437
Liabilities related to real estate held for sale	5,862	6,072
Deferred tax liability	1,704	5,752
Accounts payable	2,072	2,351
Accrued and other liabilities	6,713	5,186

Total Liabilities	200,748	168,798

Minority interest	5,050	6,045

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,614,054 and 1,606,179 shares, respectively; outstanding, 1,378,714 and 1,379,429 shares, respectively	16	16
Additional paid-in capital	46,680	46,553
Accumulated deficit	(33,997)	(28,355)
Treasury stock, at cost, 235,340 and 226,750 shares, respectively	(3,086)	(2,875)

Total Stockholders’ Equity	9,613	15,339

Total Liabilities and Stockholders’ Equity	$215,411	$190,182

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Rental revenue	$7,498	$6,546	$22,099	$17,685
Interest and other income	54	26	112	174

Total revenues	7,552	6,572	22,211	17,859

EXPENSES:
Property operating expense	3,488	3,140	9,555	8,193
Corporate general and administrative	898	806	2,648	2,730
Depreciation and amortization	3,272	2,719	9,056	7,640
Interest expense	3,211	2,564	8,746	6,935

Total expenses	10,869	9,229	30,005	25,498

OTHER (LOSS) INCOME:
(Loss) gain on extinguishment of debt	(2,413)	—	(2,413)	1,849

Total other (loss) income	(2,413)	—	(2,413)	1,849

Net loss from continuing operations before deferred income tax benefit and minority interest	(5,730)	(2,657)	(10,207)	(5,790)

Deferred income tax benefit	2,136	977	3,918	2,118

Net loss from continuing operations before minority interest	(3,594)	(1,680)	(6,289)	(3,672)

Minority interest (share from continuing operations)	464	225	818	490

Net loss from continuing operations	(3,130)	(1,455)	(5,471)	(3,182)

Discontinued operations:
Loss from discontinued operations	(135)	(113)	(327)	(386)
Gain on sale of discontinued operations	—	—	—	22,349
Deferred income tax benefit (expense)	52	42	130	(8,077)
Minority interest	11	9	26	(1,848)

(Loss) income from discontinued operations	(72)	(62)	(171)	12,038

Net (loss) income	$(3,202)	$(1,517)	$(5,642)	$8,856

Basic and diluted per share data:
Net loss from continuing operations	$(2.27)	$(1.05)	$(3.97)	$(2.29)
(Loss) income from discontinued operations	(0.05)	(0.05)	(0.12)	8.66

Net (loss) income	$(2.32)	$(1.10)	$(4.09)	$6.37

Basic weighted average shares used	1,380,093	1,383,404	1,379,039	1,388,660
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Stock	Stock	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2007	1,606,179	$16	$46,553	$(28,355)	$(2,875)	$15,339
Common stock repurchase	—	—	—	—	(211)	(211)
Issuance of common stock to officers and directors	4,750	—	—	—	—	—
Exercise of stock options	3,125	—	85	—	—	85
Stock-based compensation	—	—	36	—	—	36
Acquisition of minority interest in the operating partnership	—	—	6	—	—	6
Net loss	—	—	—	(5,642)	—	(5,642)

Balance, September 30, 2007	1,614,054	$16	$46,680	$(33,997)	$(3,086)	$9,613

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,642)	$8,856
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,542	8,173
Deferred rental income	(236)	(37)
Minority interest	(844)	1,359
Net gain on sales of real estate assets	—	(22,349)
Loss (gain) on extinguishment of debt	2,413	(1,849)
Stock-based compensation expense	36	43
Income tax (benefit) expense	(4,047)	5,959
Amortization of note payable premiums, included in interest expense	(262)	(331)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	83	277
Increase in accounts payable	(279)	(441)
Increase in prepaid and other assets	(1,355)	(1,390)
Increase in accrued and other liabilities	1,369	1,063

Net cash provided by (used in) operating activities	778	(667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	—	36,163
Real estate acquisitions	(26,140)	—
Capital improvements to real estate assets	(3,044)	(3,005)

Net cash (used in) provided by investing activities:	(29,184)	33,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	53,566	2,250
Proceeds from borrowings – property acquisitions	23,422	—
Repayment of borrowings – property sales	—	(26,165)
Repayment of borrowings – refinances	(44,523)	(1,500)
Repayment of borrowings – scheduled payments	(3,268)	(1,290)
Note payments, litigation settlement	—	(4,877)
Repurchase of common stock	(211)	(390)
Acquisition of minority interest in the operating partnership	(145)	—
Proceeds from exercise of stock options	85	63

Net cash provided by (used in) financing activities:	28,926	(31,909)

Increase in cash and cash equivalents	520	582

Cash and cash equivalents, beginning of period	1,166	300

Cash and cash equivalents, end of period	$1,686	$882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,906	$7,356
Cash paid for income taxes	325	133

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units into common stock	$—	$43
Debt assumed in connection with acquisitions of real estate assets	—	16,914
Borrowings in connection with acquisitions of real estate assets	—	16,452
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.09%. As of September 30, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties and three retail properties. The 29 properties are located in six states.
During the nine months ended September 30, 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during the nine months ended September 30, 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2007 and December 31, 2006 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2007 and 2006. All adjustments represent normal recurring items. The results of interim periods are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
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
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 12.93% and 13.27% limited interest in the Operating Partnership, as limited partners, at September 30, 2007 and December 31, 2006, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the three and nine months ended September 30, 2007 and September 30, 2006. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 32,813 and 35,938 and OP Units (other than those held by the Company) outstanding of 823,509 and 852,304 (convertible into approximately 205,877 and 213,076 shares of common stock), at September 30, 2007 and 2006, respectively, have not been included in the Company’s net income (loss) per share calculations for periods presented since their effect would be anti-dilutive.

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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on its financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
As of September 30, 2007, the Company had unrecognized tax benefits of approximately $117,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

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
DISPOSITIONS
2007.
No properties were sold during the nine months of 2007.
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
NOTE 4. DISCONTINUED OPERATIONS
Real estate assets held for sale.
As of September 30, 2007, Northwest Corporate Center, an office property located in St. Louis, Missouri, was classified as “Real estate held for sale.” The property, which is currently in escrow, is anticipated to be sold during the fourth quarter of 2007.
The carrying amounts of the property at September 30, 2007 and December 31, 2006 (reclassified) are summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet

	September 30, 2007	December 31, 2006

Real estate	$6,053	$6,413
Other	952	1,295

Real estate assets held for sale	$7,005	$7,708

Note payable,	$5,546	$5,599
Accounts payable	109	110
Accrued and other liabilities	207	363

Liabilities related to real estate held for sale	$5,862	$6,072

Net income (loss) from discontinued operations.
Net loss from discontinued operations of $72,000 and $62,000 for the three months ended September 30, 2007 and 2006 include Northwest Corporate Center’s operating results, deferred income tax benefit and minority interest share of loss.
Net loss from discontinued operations of $171,000 for the nine months ended September 30, 2007 includes Northwest Corporate Center’s operating results, deferred income tax benefit and minority interest share of loss. Net income from discontinued operations of $12,038,000 for the nine months ended September 30, 2006 includes a gain generated from the sale of Sorrento II, Mira Mesa, and Countryside, the properties’ operating results through their respective disposition dates, Northwest Corporate Center’s operating results, deferred income tax expense and minority interest share of income.
The condensed consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized below (dollars in thousands):
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2007	2006

Rental revenue	$294	$286
Total expenses	429	399

Loss from discontinued operations before deferred income tax benefit and minority interest	(135)	(113)
Income tax benefit	52	42
Minority interest from discontinued operations	11	9

Net loss from discontinued operations	$(72)	$(62)

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2007	2006

Rental revenue	$871	$1,245
Total expenses	1,198	1,631

Net loss from discontinued operations before gain on sale, income tax benefit (expense) and minority interest	(327)	(386)
Gain on sale of discontinued operations	—	22,349
Income tax benefit (expense)	130	(8,077)
Minority interest from discontinued operations	26	(1,848)

Net (loss) income from discontinued operations	$(171)	$12,038

NOTE 5. NOTES PAYABLE, NET OF PREMIUMS
The Company had the following notes payable outstanding as of September 30, 2007 and December 31, 2006 (dollars in thousands):

		September 30, 2007		December 31, 2006
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
8 Centre/Windrose (1)	4/24/2009	—	18.00%	—	—
Pacific Spectrum	6/10/2009	5,443	8.02%	5,500	8.02%
1501 Mockingbird	6/30/2009	305	6.00%	308	6.00%
6430 Richmond	6/30/2009	728	5.50%	736	5.50%
Morenci Professional Park	12/1/2009	1,639	6.60%	1,704	6.60%
Columbia	7/1/2011	2,227	7.15%	2,242	7.15%
Bristol Bay	8/1/2011	7,125	7.58%	7,192	7.58%
Technology	8/1/2011	7,371	7.44%	7,443	7.44%
Creekside	12/1/2011	6,014	7.17%	6,074	7.17%
16350 Park Ten Place	5/11/2012	4,600	7.45%	4,642	7.45%
16360 Park Ten Place	5/11/2012	3,605	7.45%	3,637	7.45%
2855 Mangum	5/11/2012	2,656	7.45%	2,680	7.45%
2855 Mangum	5/11/2012	1,545	6.00%	1,586	6.00%
6430 Richmond	5/11/2012	2,229	7.45%	2,249	7.45%
Southwest Pointe	6/1/2012	2,726	7.33%	2,822	7.33%
16350 Park Ten Place	5/11/2012	508	7.45%	512	7.45%
16360 Park Ten Place	8/11/2012	398	7.45%	402	7.45%
11500 Northwest Freeway	6/1/2014	4,223	5.93%	4,267	5.93%
11500 Northwest Freeway	6/1/2014	305	5.93%	308	5.93%
5850 San Felipe	8/1/2014	5,278	5.65%	5,342	5.65%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,274	5.59%	2,298	5.59%
8300 Bissonnet	5/1/2015	4,678	5.51%	4,724	5.51%
1501 Mockingbird	7/1/2015	3,343	5.28%	3,350	5.28%
5450 Northwest Central	9/1/2015	2,725	5.38%	2,754	5.38%
800 Sam Houston Parkway	12/29/2015	2,432	6.25%	2,466	6.25%
888 Sam Houston Parkway	12/29/2015	2,432	6.25%	2,466	6.25%
2401 Fountainview	3/1/2016	12,528	5.82%	12,640	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond	6/5/2017	6,400	5.87%	6,342	5.50%
7700 Irvine Center	8/1/2017	45,000	5.99%	33,147	8.50%

	Subtotal	$156,752		$145,783

Variable Rate
Corporate – Unsecured	12/4/2007	500	8.75%	—	—
Corporate – Unsecured	5/31/2008	200	8.75%	200	9.25%
Corporate – Unsecured	6/12/2008	1,500	8.75%	—	—
Corporate – Secured	10/1/2008	1,965	8.07%	1,994	8.07%
Beltway Industrial	5/9/2010	17,000	8.15%	—	—
8 Centre	4/19/2012	3,324	8.17%	—	—
Windrose	4/19/2012	3,080	8.17%	—	—

	Subtotal	$27,569		$2,194
Loan Premiums		76		1,460

	Total	$184,397		$149,437

(1)	Represents a $2,000,000 secured revolving line of credit, which was available as of September 30, 2007.
On July 31, 2007, the Company refinanced its debt on 7700 Irvine Center, an office property located in Irvine, California, by entering into a long-term loan agreement with a bank in the amount of $45,000,000. The bank funded $41,441,000 at closing. The Company entered into a holdback agreement with the bank that provides for the release of the remaining $3,559,000 upon the completion of certain lease-up terms and conditions. The new loan bears interest at a fixed rate of 5.99% and matures in 2017. Proceeds of $4,219,000, net of the $3,559,000 cash holdback, were received as a result of the refinance.

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
On April 24, 2007, the Company obtained a junior loan in the amount of $2,000,000 bearing interest at a fixed rate of 18.00% per annum. The loan, which matures in August 2009, is secured by the Company’s 8 Centre and Windrose properties. On July 31, 2007, the Company repaid the loan in full with proceeds generated from the 7700 Irvine Center loan refinance. On September 28, 2007, the loan was converted into the revolving line of credit referred to above. As of September 30, 2007, the line of credit had a zero balance.
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
During the second quarter of 2007, the Company obtained two short-term bank loans for $1,500,000 and $500,000, respectively. The loans bear interest at Prime plus 1% per annum. In November 2007, maturity of the $1,500,000 loan, which was originally December 2007, was extended to June 2008. The $500,000 loan matures in December 2007. The loan proceeds were primarily used to assist with acquisition costs associated with the three properties acquired during the quarter.
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
The Company is not in compliance with a debt covenant related to its mortgage loan secured by its retail property located in South Carolina, which as of September 30, 2007, had a principal balance of $2,227,000. The debt covenant requires the Company to maintain a tangible book net worth as defined in the debt agreement of $20,000,000. The lender on the property could require the Company to obtain and deliver a standby letter of credit to the lender in the amount $750,000.
NOTE 6. (LOSS) GAIN ON EXTINGUISHMENT OF DEBT
In July 2007, the Company recorded a loss on early extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,546,000, partially offset by the write-off of unamortized loan premium of $1,123,000. The loss is included in other income in the consolidated statements of operations.
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

NOTE 7. MINORITY INTEREST
OP Units (other than those held by the Company) of 823,509 (convertible into approximately 205,877 shares of common stock) were outstanding as of September 30, 2007.
During the nine months ended September 30, 2007 a total of 21,998 OP Units were redeemed for cash. No OP Units were exchanged for stock during the first nine months of 2007.
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
During the first nine months of 2007, a total of 8,590 shares were repurchased in open market transactions, increasing the total number of shares repurchased to 122,206 as of September 30, 2007. The total cost of the 8,590 shares repurchased amounted to $211,000 at an average price of $24.60 per share inclusive of transaction fees.
During 2006, a total of 18,130 shares were repurchased in open market transactions. In addition, 219 shares were repurchased in a private transaction. The total cost of the 18,349 shares repurchased during the year amounted to $395,000 at an average price of $21.51 per share, inclusive of transaction fees.
NOTE 9. STOCK-BASED COMPENSATION
The Company has in effect the Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of September 30, 2007, 114,126 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

Total stock-based compensation expense recognized during the three months ended September 30, 2007 and 2006 amounted to approximately $15,000 and $8,000, respectively. Total stock-based compensation expense recognized during the nine months ended September 30, 2007 and 2006 amounted to approximately $36,000 and $43,000, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.
Stock Options
No stock options were granted during the nine months ended September 30, 2007. During the second quarter of 2006, the Company granted 7,500 stock options to its non-employee board members. The stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during the second quarter of 2006 was $10.00.
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
The Company has a policy of issuing new shares upon the exercise of stock options. During the nine months ended September 30, 2007, a total of 3,125 options were exercised. Cash of $85,000 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted	Average
	Under	Average	Intrinsic
	Option	Exercise Price	Value
Outstanding on January 1, 2007	35,938	$26.19
Granted	—	—
Forfeited	—	—
Exercised	(3,125)	$27.08	$—
Outstanding on September 30, 2007	32,813	$22.80	$151,462

Exercisable as of September 30, 2007	27,813	$24.07	$130,025
The following table summarizes certain information for stock options outstanding on September 30, 2007:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price

$8.10 - $12.20	14,688	5.9 years	$10.58
$18.25 - $27.16	12,500	4.5 years	$20.41
$60.00 - $60.00	5,625	4.0 years	$60.00
The following table summarizes certain information for stock options exercisable on September 30, 2007:

		Weighted
Range of		Average
Exercise	Number	Exercise
Price	Exercisable	Price

$8.10 - $12.20	13,438	$10.81
$18.25 - $27.16	8,750	$21.33
$60.00 - $60.00	5,625	$60.00
A summary of the status of the Company’s nonvested stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2007	9,374	$8.48
Granted	—	—
Vested	4,374	$7.89
Forfeited	—	—

Nonvested at September 30, 2007	5,000	$9.00

As of September 30, 2007, there was $34,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Restricted Stock
In May 2007, the Company issued a total of 4,750 shares of Common Stock to its officers and directors. Prior to this issuance, no restricted stock had been issued under the Plan since 2002. The restrictions on the shares issued in May 2007 lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense recognized during the three and nine months ended September 30, 2007 as a result of the restricted stock issued amounted to $15,000 and $21,000, respectively. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2007	—
Granted	4,750	$22.75
Vested	—
Forfeited	—
Nonvested at September 30, 2007	4,750	$22.75
As of September 30, 2007, there was $93,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.7 years.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.09%. As of September 30, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties and three retail properties. The 29 properties are located in six states.
During the nine months ended September 30, 2007, the Company acquired a 400,000 square foot multi-tenant industrial property and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during the nine months ended September 30, 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant office and industrial properties located in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 87% occupied at September 30, 2007 compared to 89% at September 30, 2006. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations of properties sold in 2006 and the Company’s Northwest Corporate Center property are shown in the section “Discontinued operations”. Northwest Corporate Center property was classified as “Real estate held for sale” at September 30, 2007and December 31, 2006 (reclassified). Therefore, the revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale.
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
RESULTS OF OPERATIONS
Discussion of the three months ended September 30, 2007 and 2006.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended September 30:

			Variance
	2007	2006	$	%
Rental revenue	$7,498,000	$6,546,000	$952,000	14.5%
Operating expenses:
Property operating expenses	3,488,000	3,140,000	348,000	11.1%
General and administrative	898,000	806,000	92,000	11.4%
Depreciation and amortization	3,272,000	2,719,000	553,000	20.3%
Interest expense	3,211,000	2,564,000	647,000	25.2%
Rental revenue. Rental revenue increased $952,000, or 14.5%, for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. This increase was primarily attributable to $576,000 in revenue generated from two retail properties and one industrial property acquired during the second quarter 2007. Greater revenues from properties owned for the full three months ended September 30, 2007 and September 30, 2006 accounted for the remaining increase of $376,000. The increase in revenue from the properties owned for the full three months ended September 30, 2007 and September 30, 2006 was primarily due to increases in rental rates. The increase was partially offset by a decrease in weighted average occupancy of properties held for investment, which decreased from 89% at September 30, 2006 to 87% at September 30, 2007. Rental revenue from the acquired properties has been included in the Company’s results since their respective dates of acquisition.

Property operating expenses. Property operating expenses increased by $348,000, or 11.1%, for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. The increase was primarily due to operating expenses of $280,000 related to the three acquired properties mentioned above. An increase in property operating expenses, primarily repairs and maintenance, from properties owned for the full three months ended September 30, 2007 and September 2006 accounted for the remaining increase of $68,000.
General and administrative. General and administrative costs increased $92,000, or 11.4% for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. The increase was principally due to higher compensations costs. The increase was also attributable to an increase in state franchise and other tax expenses incurred during the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006.
Depreciation and amortization. Depreciation and amortization expense increased $553,000, or 20.3%, for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. The increase was principally attributable to depreciation and amortization of $434,000 related to the acquired properties mentioned above. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between July 2006 and September 2007.
Interest expense. Interest expense increased $647,000, or 25.2%, for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $513,000. Two corporate bank loans totaling $2,000,000, funded during the second quarter of 2007, also attributed to the increase in interest expense.
Loss on extinguishment of debt. In July 2007, the Company recorded a loss on early extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,546,000, partially offset by the write-off of unamortized loan premium of $1,123,000. The loss is included in other income in the consolidated statements of operations.
Deferred income taxes. The Company recognized a deferred income tax benefit of $2,136,000 for the three months ended September 30, 2007, compared to $977,000 for the three months ended September 30, 2006. The increase in deferred income tax benefit for the third quarter of 2007 corresponds to the increase in loss from continuing operations for the third quarter of 2007, in comparison to the third quarter of 2006.
Minority interest from continuing operations. The share of loss from continuing operations for the three months ended September 30, 2007 for the holders of OP Units was $464,000, compared to a share of loss of $225,000 for the three months ended September 30, 2006. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded a net loss from discontinued operations of $72,000 and $62,000 for the three months ended September 30, 2006 and three months ended September 30, 2006. The losses represent the operating results of Northwest Corporate Center, an office property located in Missouri, classified as real estate held for sale.
The net loss from discontinued operations for the three months ended September 30, 2007 and 2006 are summarized below (dollars in thousands):
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2007	2006

Rental revenue	$294	$286
Total expenses	429	399

Loss from discontinued operations before income tax benefit and minority interest	(135)	(113)
Income tax benefit	52	42
Minority interest	11	9

Net loss from discontinued operations	$(72)	$(62)

Discussion of the nine months ended September 30, 2007 and 2006.
The following table shows a comparison of rental revenues and certain expenses for the nine months ended September 30:

			Variance
	2007	2006	$	%
Rental revenue	$22,099,000	$17,685,000	$4,414,000	25.0%
Operating expenses:
Property operating expenses	9,555,000	8,193,000	1,362,000	16.6%
General and administrative	2,648,000	2,730,000	(82,000)	(3.0%)
Depreciation and amortization	9,056,000	7,640,000	1,416,000	18.5%
Interest expense	8,746,000	6,935,000	1,811,000	26.1%
Rental revenue. Rental revenue increased $4,414,000, or 25.0%, for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006. This increase was attributable to $3,137,000 in revenue generated from the two retail properties and one industrial property acquired during 2007 and from seven office properties acquired during 2006. The increase was also attributable to $1,277,000 in greater revenues from properties owned for the full nine months ended September 30, 2007 and September 30, 2006. The increase in revenue from properties owned for the full nine months ended September 30, 2007 and September 30, 2006 was primarily due to an increase in rental rates. The increase was partially offset by a decrease in weighted average occupancy on properties held for investment, which decreased from 89% at September 30, 2006 to 87% at September 30, 2007. Rental revenue from the ten properties acquired in 2006 and 2007 was included in the Company’s results since their respective dates of acquisition.
Property operating expenses. The increase of $1,362,000, or 16.6%, was primarily due to additional operating expenses of $1,556,000 related to the ten acquired properties mentioned above. This increase was offset in part by a decrease in operating expenses of $194,000 from properties owned for the full nine months ended September 30, 2007 and September 30, 2006. This decrease was primarily due to lower electricity rates. The decrease was also attributable to lower repair and maintenance costs incurred during the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006.
General and administrative. General and administrative costs decreased $82,000, or 3.0%, for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006. The decrease was primarily due to lower professional fees, principally legal, incurred during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, legal costs of $150,000 were incurred due to the settlement of the Warren F. Ryan litigation matter. In addition, $148,000 was recognized related to an obligation to reimburse John N. Galardi for legal fees paid by him in prior years. These fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. The decrease in general and administrative costs was partially offset by an increase in compensation costs and other corporate expenses incurred during nine months ended September 30, 2007 when compared to the nine month ended September 30, 2006.
Depreciation and amortization. Depreciation and amortization expense increased $1,416,000, or 18.5%, for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006. The increase was primarily attributable to depreciation and amortization of $1,167,000 related to the ten properties acquired in 2006 and 2007. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between July 2006 and September 2007.
Interest expense. Interest expense increased $1,811,000, or 26.1%, for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006. The increase was in large part attributable to interest expense associated with the ten properties acquired during 2006 and 2007, which accounted for $1,673,000 of the increase. Two corporate bank loans totaling $2,000,000, funded during the second quarter of 2007, also attributed to the increase in interest expense.

(Loss) gain on extinguishment of debt. In July 2007, the Company recorded a loss on early extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,546,000, partially offset by the write-off of unamortized loan premium of $1,123,000. In May 2006, the Company entered into a settlement and mortgage satisfaction agreement with the lender on its retail property located in South Carolina. The Company paid $1,500,000, which fully satisfied the Company’s indebtedness to the lender. A gain on extinguishment of debt of $1,849,000 was recognized during the second quarter of 2006 in connection with the transaction.
Deferred income taxes. The Company recognized a deferred income tax benefit of $3,918,000 and $2,118,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase corresponds to the increase in net loss from continuing operations for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006.
Minority interest from continuing operations. The minority interest share of loss from continuing operations for the nine months ended September 30, 2007 for the holders of OP Units was $818,000 compared to a share of loss of $490,000 for the nine months ended September 30, 2006. The minority interest represent the approximate 13% limited partner interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded a net loss from discontinued operations of $171,000 for the nine months ended September 30, 2007. The net loss represents the operating results of Northwest Corporate Center, an office property located in Missouri, which was classified as real estate held for sale. Net income from discontinued operations of $12,038,000 for the nine months ended September 30, 2006 includes the gain on sale and operating results Sorrento II, Mira Mesa, and Countryside, which were sold during the first quarter of 2006.
The net income (loss) from discontinued operations for the nine months ended September 30, 2007 and 2006 are summarized below (dollars in thousands):
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2007	2006

Rental revenue	$871	$1,245
Total expenses	1,198	1,631

Net loss from discontinued operations before gain on sale, income tax benefit (expense) and minority interest	(327)	(386)
Gain on sale of discontinued operations	—	22,349
Income tax benefit (expense)	130	(8,077)
Minority interest from discontinued operations	26	(1,848)

Net (loss) income from discontinued operations	$(171)	$12,038

LIQUIDITY AND CAPITAL RESOURCES
During first nine months of 2007, the Company derived cash primarily from the collection of rents and net proceeds from borrowings and refinancing activities. Major uses of cash included the acquisitions of three properties, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and scheduled principal payments on borrowings.
The Company reported a net loss of $5,642,000 for the nine months ended September 30, 2007 compared to net income of $8,856,000 for the nine months ended September 30, 2006. These results include the following non-cash items:

	Nine Months Ended
	September 30,
	2007	2006
Non-Cash Items:
Depreciation and amortization expense	$9,542	$8,173
Income tax (expense) benefit	(4,047)	5,959
Deferred rental income	(236)	(37)
Minority interest	(844)	1,359
Stock-based compensation expense	36	43
Amortization of loan premiums	(262)	(331)

Net cash provided by operating activities amounted to $778,000 for the nine months ended September 30, 2007. The net cash provided by operating activities included $960,000 generated by property operations partially offset by an increase in net operating assets and liabilities of $182,000. Net cash used in operating activities for the nine months ended September 30, 2006 amounted to $667,000, which was comprised of cash used in property operations of $176,000 and a decrease in net operating assets and liabilities of $491,000.
Net cash used in investing activities amounted to $29,184,000 for the nine months ended September 30, 2007. Cash of $26,140,000 was used to acquire two retail properties and an industrial property. In addition, cash of $3,044,000 was used for capital expenditures, primarily tenant improvements. Net cash provided by investing activities for nine months ended September 30, 2006 amounted to $33,158,000. This amount was primarily attributable to proceeds received from the sales of Sorrento II, Mira Mesa and Countryside during the period. Cash of $3,005,000 was used for capital expenditures, primarily for tenant improvements.
Net cash provided by financing activities amounted to $28,926,000 for the nine months ended September 30, 2007. Proceeds from borrowings totaled $53,566,000, which included a new loan on an office property located in Irvine, California and a new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $44,523,000 and scheduled principal payments amounted to $3,268,000 for the nine months ended September 30, 2007. Net cash used by financing activities amounted to $31,909,000 for the nine months ended September 30, 2006. During the first nine months of 2006, borrowings of $26,165,000 were paid in connection with the sales of Sorrento II, Mira Mesa and Countryside. Scheduled principal payments amounted to $1,290,000 during the period. Proceeds of $2,250,000 were generated from a new loan on the Company’s retail property located in South Carolina, of which $1,500,000 was used to extinguish prior debt on the property. In January 2006, Company paid the remaining balance due on its notes payable related to the Teachout litigation matter of $4,877,000.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of restricted cash, the use of funds held in escrow by lenders, and proceeds from future sales and refinancing activities.
The Company has a short-term bank note of $500,000 maturing in December 2007. The Company intends to repay the note with proceeds from the anticipated sale of Northwest Corporate Center. Should the anticipated sale not happen, the Company intends to either seek a maturity extension or pay the note by drawing from its $2,000,000 revolving line of credit. As of September 30, 2007, the entire line was available to the Company. The Company also has restricted cash of $3,559,000 on deposit with the lender for its 7700 Irvine Center property, which would be released upon the completion of certain lease-up terms and conditions at the property. The Company is anticipates meeting the lease-up terms and conditions during the first quarter of 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table aggregates the Company’s contractual obligations as of September 30, 2007 (dollars in thousands):

	Payment Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$184,321	$2,386	$12,825	$41,416	$127,694
Interest costs on long term debt (1)	78,805	3,018	23,260	19,654	32,873
Capital expenditures (2)	982	982	—	—	—
Deferred commission (3)	491	350	141	—	—
Consulting	14	14	—	—	—

Total	$264,613	$6,750	$36,226	$61,070	$160,567

(1)	See Note 5 — Notes Payable – of the Consolidated Financial Statements.

(2)	Represents estimated cost of commitments for tenant improvements and lease commissions related to the leasing of space to new or renewing tenants.

(3)	Represents commission payable on 2007 property acquisitions.
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
At September 30, 2007, the Company’s total indebtedness included fixed-rate debt of approximately $156,753,000 and floating-rate indebtedness of approximately $27,568,000. The Company continually reviews the portfolio’s interest rate exposure in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

A change of 1.00% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $276,000, or $.20 per share, based upon the balances outstanding on variable rate instruments at September 30, 2007.
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
There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
(b) Reports on Form 8-K:
On August 9, 2007, a report on Form 8-K was filed with respect to Item 2.02.
SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: November 8, 2007	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002