Form 10-K
period 2007-12-31
AMERICAN SPECTRUM REALTY INC
filed 2008-03-24
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,656,544. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 579,079 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of February 29, 2008, 1,380,714 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 13, 2008, which will be filed on or before April 30, 2008.

PART I

ITEM 1.	BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.08%. As of December 31, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties, and three retail properties. The 29 properties are located in six states.

During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. During 2005, the Company sold three properties, which consisted of a vacant single tenant industrial property located in San Diego, California, a shopping center located in Columbia, South Carolina and an apartment complex located in Hazelwood, Missouri. No properties were acquired in 2005. The property acquisitions are part of the Company’s strategy to acquire multi-tenant value-added properties located in its core markets of Texas, California and Arizona.

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

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, and proceeds from sales and refinancing activities.

Business Objectives and Strategy

The Company’s fundamental business objective is to maximize stockholder value. The Company intends to achieve its business objective through opportunistic investments with effective asset management.

The Company’s future growth will be focused on the acquisition of multi-tenant value-added properties in its high growth core-markets of Texas, Arizona and California. The Company also intends to seek additional third party leasing and property management business in its core-markets. Properties in non-core markets are expected to be sold and the net proceeds redeployed into funding future acquisitions in core markets and to pay for capital expenditures and reduce debt.

Opportunities to Acquire Undervalued and Undermanaged Properties.  The Company believes it is positioned to invest in properties, either individually or in portfolios, at attractive prices, often at costs lower than replacement cost. This will be accomplished using the Company’s knowledge of its core geographical markets and core property types, as well as its established capability to identify and negotiate with highly-motivated sellers, which include individuals as well as institutions such as banks, insurance companies and pension funds. The Company will not set a maximum target purchase price but rather it will tailor its acquisitions to under performing properties, which the Company believes are attractively priced generally due to relative physical or operating deficiencies. The Company believes that its real estate expertise will allow it to, when necessary, reposition, renovate or redevelop these properties to make them competitive in their local markets.

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

Employees

As of December 31, 2007, ASR employed 44 individuals, including on-site property management and maintenance personnel.

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

The Company is aware that two of its properties or former properties may contain hazardous substances above reportable levels. One of the properties is located in the State of Indiana. The Company retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring, of which $64,000 has been spent to date. The Company does not anticipate that future clean up costs will materially exceed the remaining accrual of $11,000 at December 31, 2007. The other property, which was sold on February 28, 2008, is located in the State of South Carolina and is included in a special fund sponsored by the state. The timing of the cleanup is dependent on the state’s priorities and state funds will cover the costs for the cleanup. As such, no liability has been accrued on the Company’s books for this property.

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

Acquisitions

In March and April 2007, the Company the Company completed the acquisition of a multi-tenant industrial park located in Houston, Texas. The industrial park consists of approximately 400,000 leasable square feet. The park includes 12 acres of land on which the Company anticipates developing an additional 100,000 square feet of multi-tenant industrial space. The Company also acquired two retail properties located in Houston Texas in April 2007. These two properties have an aggregate rentable square footage of 76,000. Acquisition costs for the three properties were primarily funded with mortgage debt with the remainder in cash.

Dispositions

No properties were sold during 2007. In February 2008, the Company sold its 58,783 square foot retail property located in South Carolina.

Company Website

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.americanspectrum.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request.

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

The Company has incurred losses from continuing operations in each of the three years ended December 31, 2007. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

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

Over the next three years, current leases, which constitute approximately 63% of the square footage of the Company’s total rentable square footage of properties owned, will expire. In addition, 14% of the Company’s total rentable square footage was vacant as of December 31, 2007. The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could adversely affect its ability to made distributions and the market price of its Common Stock.

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

Numerous properties compete with the Company’s properties in attracting tenants to lease space. Additional properties may be built in the markets in which the Company’s properties are located. The number and quality of competitive properties in a particular area will have a material effect on the Company’s ability to lease space at existing properties or at newly acquired properties and on the rents charged. Some of these competing properties may be newer or better located than the Company’s properties. There are a significant number of buyers of properties, including institutional investors and publicly traded REITs. Many of these competitors have significantly greater financial resources and experience than the Company. This has resulted in increased competition in acquiring attractive properties. This competition can adversely affect the Company’s ability to acquire properties and make distributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Location and Type of the Company’s Properties

At December 31, 2007 the Company owned 29 properties which consisted of 22 office, four industrial and three retail properties located in four geographic regions in six states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2007. All properties listed below are encumbered by debt.

		Total Gross	Percent of
		Leasable	Gross	Rented		Rent per
		Area	Leasable Area	Square	Annualized	Square
Property/State	Type	(Square Feet)	Occupied(1)	Feet	Net Rent(2)	Foot(3)
					(In thousands)

Arizona/California Region
7700 Irvine Center, CA	Office	209,115	81%	168,422	$4,870	$28.91
Bristol Bay, CA	Office	50,073	88%	44,223	1,108	25.07
Creekside Office, CA	Office	47,810	37%	17,789	432	24.26
Pacific Spectrum, AZ	Office	71,025	89%	63,455	974	15.34

Arizona/California Region Total		378,023	78%	293,889	7,384	25.12

Upper Midwest Region
Northwest Corporate Center, MO	Office	86,561	84%	72,662	1,193	16.42
Morenci Professional Park, IN	Industrial	105,600	86%	91,200	536	5.88

Upper Midwest Region Total		192,161	85%	163,862	1,729	10.55

Carolina Region
Columbia, SC (sold in Feb. 2008)	Retail	58,783	95%	55,704	$311	$5.59

Carolina Region Total		58,783	95%	55,704	311	5.59

Texas Region
888 Sam Houston Parkway, TX	Office	45,485	84%	38,401	$556	$14.48
800 Sam Houston Parkway, TX	Office	42,653	82%	35,157	478	13.61
11500 Northwest Freeway, TX	Office	81,127	88%	71,179	1,079	15.16
5450 Northwest Central, TX	Office	56,228	89%	50,552	767	15.17
5850 San Felipe, TX	Office	101,882	91%	93,008	1,594	17.14
8100 Washington, TX	Office	44,060	45%	21,082	273	12.95
8300 Bissonnet, TX	Office	90,921	81%	73,918	881	11.92
12000 Westheimer, TX	Office	57,962	90%	52,077	841	16.15
16350 Park Ten Place, TX	Office	72,620	95%	69,642	1,141	16.38
16360 Park Ten Place, TX	Office	68,334	100%	68,334	1,098	16.07
2401 Fountainview, TX	Office	174,223	92%	160,456	2,760	17.20
2470 Gray Falls Drive, TX	Office	41,273	89%	36,785	517	14.05
2855 Mangum, TX	Office	72,051	86%	62,225	914	14.69
14741 Yorktown, TX	Office	93,912	100%	93,912	850	9.05
1501 Mockingbird, TX	Office	70,255	94%	65,919	896	13.59
6420 Richmond Atrium, TX	Office	77,490	87%	67,586	982	14.53
6430 Richmond Atrium, TX	Office	44,198	86%	38,109	544	14.28
Northwest Spectrum Plaza, TX	Retail	48,000	78%	37,440	272	7.28
Windrose, TX(4)	Retail	28,000	0%	—	—	—
Beltway Industrial, TX	Industrial	389,720	82%	319,860	1,648	5.15
Southwest Pointe, TX	Industrial	101,156	92%	92,906	658	7.09
Technology, TX	Industrial	118,413	86%	102,153	571	5.59

Texas Region Total		1,919,963	86%	1,650,701	19,320	11.70

Total/Weighted Average		2,548,930	85%	2,164,156	$28,744	$13.28

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2007.

(2)	Represents base rent at December 31, 2007 for occupied square footage.

(3)	Represents Annualized Net Rent divided by Rented Square Feet.

(4)	Project is under development.

For the year ended December 31, 2007, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2007, is included as part of Schedule III in Item 15.

Office Properties

The Company owns 22 office properties with total rentable square footage of 1,699,258. The office properties range in size from 41,273 square feet to 209,115 square feet, and have remaining lease terms ranging from less than one to 10 years.

The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2007, the weighted average occupancy of the office properties was 86%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2007, was $16.89 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2008(2)	298	349,985		$6,088		23%
2009	207	318,906		5,878		22%
2010	152	327,554		6,312		23%
2011	49	163,031		3,199		12%
2012	27	112,227		1,854		7%
Thereafter	18	245,686		3,519		13%

Total	751	1,517,389	(3)	$26,850	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2007, and thus differs from annualized net rent in the preceding table, which is based on 2007 rents.

Industrial Properties

The Company owns four industrial properties aggregating 714,889 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 105,600 square feet to 389,720 square feet. As of December 31, 2007, multiple tenants occupied all four of the industrial properties. As of December 31, 2007, the weighted average occupancy of the industrial properties was 85%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2007, was $5.63 as of such date.

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

INDUSTRIAL PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2008(2)	66	280,937		$3,053		57%
2009	37	134,546		936		18%
2010	30	141,196		976		18%
2011	10	20,637		139		3%
2012	4	22,600		200		4%
Thereafter	1	3,000		5		0%

Total	148	602,916	(3)	$5,309	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2007, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2007 rents.

Retail Properties

The Company owned three retail properties with total rentable square footage of 134,783 at December 31, 2007. One of the properties includes a 28,000 square foot retail center acquired in 2007. This property, which was recently completed, is located in Houston, Texas. The center’s first lease, which consists of 6,000 square feet leased to a medical clinic, commences in May 2008. The Company’s retail properties have remaining lease terms ranging from two to eight years. The retail properties leases generally require the tenant to reimburse the Company for increases in certain building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a percentage of tenants’ sales. As of December 31, 2007, the occupancy of the retail properties was 69%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2007, was $6.27 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

RETAIL PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2008(2)	—	—		$—		0%
2009	2	15,238		118		14%
2010	4	28,400		351		42%
2011	4	17,000		170		20%
2012	2	6,373		76		9%
Thereafter	2	24,333		127		15%

Total	14	91,344	(3)	$842	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2007, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2007 rents.

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of the holders of the Company’s common stock, through the solicitation of proxies or otherwise.

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

	Common Stock
	High	Low

2007
First Quarter	$28.75	$23.26
Second Quarter	27.77	20.75
Third Quarter	20.79	17.70
Fourth Quarter	23.75	16.75
2006
First Quarter	$19.00	$13.90
Second Quarter	24.25	16.40
Third Quarter	24.90	21.05
Fourth Quarter	24.99	20.25

Holders

The approximate number of holders of the shares of the Company’s Common Stock was 3,900 as of February 29, 2007.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2007 or 2006.

The Company’s Board of Directors has a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of dividends.

Company Sales of Equity Securities

During 2007, the Company issued a total of 4,750 shares of Common Stock to its officers and directors. The restrictions on the shares issued in lapse in three equal annual installments commencing on the first anniversary date of the issuance.

During 2007, the Company issued 3,125 shares of Common Stock to William J. Carden, an officer and director, in connection with the exercise of stock options. The issuance was pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of approximately $85,000 were received from the issuance.

The issuances of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

The following table provides information as of December 31, 2007 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
Number of Securities	Weighted Average	for Future Issuance
to be Issued	Per Share	Under Equity Compensation
Upon Exercise of	Exercise Price of	Plan (Excluding Securities
Outstanding Options	Outstanding Options	Reflected in First Column)

32,813	$22.80	114,626

See Note 13 — Stock Option and Restricted Share Plans — in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.08%. As of December 31, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties, and three retail properties. The 29 properties are located in six states.

During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. The industrial park includes 12 acres of land on which the Company anticipates developing an additional 100,000 square feet of multi-tenant industrial space. No properties were sold during 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property located in San Diego, California, an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant value-added properties located in its core markets of Texas, California and Arizona.

The Company’s properties were 86% occupied at December 31, 2007 compared to 90% at December 31, 2006. The weighted average occupancy for 2007 and 2006 was 88% for both years. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

As of December 31, 2007, Columbia Northeast, a 58,783 square foot retail property located in South Carolina, was classified as “Real estate held for sale”. The property was sold on February 28, 2008.

In the accompanying financial statements, the results of operations of the property classified as “Real estate held for sale” and the three properties sold during 2006 are shown in the section “Discontinued operations”. No properties were sold during 2007. Therefore the revenues and expenses reported for the fiscal years ended December 31, 2006 and 2007 reflect results from properties currently held for investment by the Company. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

The Company intends to continue to seek to acquire additional properties in core markets and further reduce its non-core assets while focusing on an aggressive leasing program during 2008.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2007	2006	$	%

Rental revenue	$30,300,000	$25,200,000	5,100,000	20.2%
Operating expenses:
Property operating expenses	13,681,000	11,826,000	1,855,000	15.7%
General and administrative	3,470,000	3,468,000	2,000	.06%
Depreciation and amortization	13,204,000	10,870,000	2,334,000	21.5%
Interest expense	12,087,000	9,668,000	2,419,000	25.0%

Rental revenue.  Rental revenue increased $5,100,000, or 20.2%, for the year ended December 31, 2007 in comparison to the year ended December 31, 2006. This increase was attributable to $3,729,000 in revenue generated from the two retail properties and one industrial property acquired during 2007 and from seven office properties acquired during 2006. The increase was also attributable to $1,371,000 in greater revenues from properties owned for the full years ended December 31, 2007 and December 31, 2006. The increase in revenue from properties owned for the full years ended December 31, 2007 and December 31, 2006 was primarily due to an increase in rental rates. Increases in lease buy-out revenue of approximately $275,000 and tenant security deposit forfeitures of approximately $100,000 also attributed to the rise in rental revenue. Occupancy, on a weighted average basis, remained relatively unchanged for 2007 in comparison to 2006. The weighted average occupancy for both years was 88%. As of December 31, 2007, the Company’s properties were 86% occupied. Rental revenue from the ten properties acquired in 2006 and 2007 is included in the Company’s results from their respective dates of acquisition.

Property operating expenses.  The increase of $1,855,000, or 15.7%, was primarily due to additional operating expenses of $1,887,000 related to the ten acquired properties mentioned above. This increase was offset in part by a decrease in operating expenses of $32,000 from properties owned for the full years ended December 31, 2007 and 2006. This decrease was primarily due to a decrease in electricity rates. The decrease was also attributable to a reduction in bad debt expense incurred during the year ended December 31, 2007 in comparison to the year ended December 31, 2006.

General and administrative.  General and administrative costs remaining virtually unchanged for the year ended December 2007 in comparison to the year ended December 31, 2006, increasing $2,000 or .06%. Increases in compensation costs, state franchise fees and other tax expenses during 2007 was offset in large part by a decrease in professional fees, principally legal. During 2006, legal costs of $150,000 were incurred due to the settlement of the Warren F. Ryan litigation matter. In addition, $148,000 was recognized in 2006 related to an obligation to reimburse John N. Galardi, a director and principal shareholder, for legal fees paid by him in prior years. These fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company.

Depreciation and amortization.  Depreciation and amortization expense increased $2,334,000, or 21.5%, for the year ended December 31, 2007 in comparison to the year ended December 31, 2006. The increase was primarily attributable to depreciation and amortization of $1,531,000 related to the ten properties acquired in 2006 and 2007. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs. During 2007 and 2006, the Company incurred $4,449,000 and $4,933,000, respectively, in capital improvements on its properties, primarily for renovations and tenant improvements.

Interest expense.  Interest expense increased $2,419,000, or 25.0%, for the year ended December 31, 2007 in comparison to the year ended December 31, 2006. The increase was in large part attributable to interest expense associated with the ten properties acquired during 2006 and 2007, which accounted for $2,106,000 of the increase. Two corporate bank loans totaling $2,000,000 and a $2,000,000 line of credit, both funded during 2007, also attributed to the increase in interest expense. The increase was also due to the write-off of a loan premium on one of the Company’s loans refinanced in July 2007, which accounted for $167,000 of the increase in interest expense. The loan premium, which had an unamortized balance of $1,123,000 at the time of the refinance, was amortized as an offset to interest expense during 2006 and during the first six months of 2007. The unamortized balance is included as a component of the Company’s loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2007

Income taxes.  The Company recorded a deferred income tax benefit from continuing operations of $4,318,000 for the year ended December 31, 2007 compared to a deferred income tax benefit of $4,047,000 from continuing operations for the year ended December 31, 2006. The increase was primarily due to an increase in taxable losses on continuing operations for the year ended December 31, 2007 in comparison to the year ended December 31, 2006.

Minority interest.  The share of loss from continuing operations for the year ended December 31, 2007 for the holders of OP Units was $1,306,000 compared to $887,000 for the year ended December 31, 2006. The 2007 loss represents an average of 13.0% limited partner interest in the Operating Partnership not held by the Company during

2007. The 2006 loss represents an average of 13.4% limited partner interest in the Operating Partnership not held by the Company during 2006.

Loss on extinguishment of debt.  During 2007, the Company recorded a loss on extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,536,000, partially offset by the write-off of unamortized loan premium of $1,123,000. During 2006, in connection with loan refinances on 12000 Westheimer and 2470 Gray Falls, the Company recorded a loss on extinguishment of debt of $567,000, which consisted of a prepayment penalty of $474,000 and the write-off of unamortized loan costs of $93,000.

Discontinued operations.  The Company recorded a loss from discontinued operations of $16,000 for the year ended December 31, 2007. The loss represents the operating results of a property classified as “Real estate held for sale at December 31, 2007. The Company recorded income from discontinued operations of $11,870,000 for the year ended December 31, 2006. Income from discontinued operations included the operating results of the property classified as “Real estate held for sale” and the operating results and gain on sale of the three properties sold during 2006. See Note 4 — Discontinued Operations — of the Notes to Consolidated Financial Statements.

The (loss) income from discontinued operations is summarized below (dollars in thousands).

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Rental revenue	$360	$727
Total expenses	(390)	(887)
Gain on extinguishment of debt	—	1,849

(Loss) income from discontinued operations before gain on sale and share of minority interest	(30)	1,689

Gain on sale of discontinued operations	—	22,349
Income tax benefit (expense)	12	(10,344)
Minority interest from discontinued operations	2	(1,824)

(Loss) income from discontinued operations	$(16)	$11,870

LIQUIDITY AND CAPITAL RESOURCES

During 2007, the Company derived cash primarily from the collection of rents and net proceeds from borrowings and refinancing activities. Major uses of cash included the acquisitions of three properties, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses and scheduled principal payments on borrowings.

During the years ended December 31, 2007 and 2006 the Company reported net (loss) income of ($8,774,000) and $6,106,000, respectively. These results include the following non-cash items:

	Years Ended December 31,
	2007	2006

Non-Cash Items:
Depreciation and amortization	$13,339	$11,094
Loss (gain) on extinguishment of debt	2,413	(1,282)
Stock-based compensation expense	49	51
Minority interest	(1,308)	937
Deferred income taxes	(4,330)	6,297
Deferred rental income	(65)	(291)
Amortization of loan premiums	(273)	(440)

Net cash provided by operating activities amounted to $2,236,000 for the year ended December 31, 2007. The net cash provided by operating activities included $1,051,000 generated by property operations and net change in operating assets and liabilities of $1,185,000. Net cash provided by operating activities amounted to $97,000 for the year ended December 31, 2006. Net income generated from operations of $123,000 was partially offset by a net change in operating assets and liabilities of $26,000.

Net cash used in investing activities amounted to $30,589,000 for the year ended December 31, 2007. Cash of $26,140,000 was used to acquire two retail properties and an industrial property. In addition, cash of $4,449,000 was used for capital expenditures, primarily tenant improvements. Net cash provided by investing activities for the year ended December 31, 2006 amounted to $31,230,000. This amount was due to proceeds of $36,163,000 received from the sale of three properties during 2006, offset by funds used for capital improvements of $4,933,000.

Net cash provided by financing activities amounted to $28,034,000 for the year ended December 31, 2007. Proceeds from borrowings totaled $53,560,000, which included a new loan on an office property located in Irvine, California and a new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $44,523,000 and scheduled principal payments amounted to $4,154,000 for the year ended December 31, 2007. Net cash used by financing activities amounted to $30,461,000 for the year ended December 31, 2006. These uses included: i) repayments of borrowings on property sales of $26,165,000, ii) a principal pay-down of $4,877,000 on the Company’s note payable to the former limited partners of Sierra Pacific Development Fund II, LP, iii) scheduled principal payments of $1,717,000 and iv) repurchases of common stock of $395,000. These amounts were offset by net proceeds provided by loan refinances of $2,650,000.

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

The Company has a short-term bank note of $1,500,000 and a mortgage note of $1,951,000 maturing during 2008. The Company intends to repay the notes with proceeds from anticipated refinancing activities or property sales. Should the anticipated refinancing activities or property sales not happen, the Company intends to seek maturity extensions. Additionally, the Company has restricted cash of $3,565,000 on deposit with the lender for its 7700 Irvine Center property, which would be released upon the completion of certain lease-up terms and conditions at the property. The Company anticipates meeting the lease-up terms and conditions during the second quarter of 2008. The Company also has a $2,000,000 line of credit available. The entire line was available to the Company as of December 31, 2007.

At December 31, 2007, the Company became non-compliant with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to enforce the non-compliance matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.

INFLATION

Substantially all of the leases at the industrial and retail center properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the office properties typically provide for rent adjustment and pass-through of increases in operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15. — Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2008 for its annual stockholder’s meeting to be held May 13, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2008 for its annual stockholder’s meeting to be held May 13, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2008 for its annual stockholder’s meeting to be held May 13, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2008 for its annual stockholder’s meeting to be held May 13, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2008 for its annual stockholder’s meeting to be held May 13, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	(1)	Financial Statements
		Report of Independent Registered Public Accounting Firm	22
		Consolidated Balance Sheets at December 31, 2007 and 2006	23
		Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	24
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006	25
		Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	26
		Notes to Consolidated Financial Statements	27
	(2)	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	46
		Schedule III — Real Estate and Accumulated Depreciation	47
	(3)	Exhibits to Financial Statements
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	51
		On November 6, 2007, a report on Form 8-K was filed with respect to Item 5.02.
		On November 7, 2007, a report on Form 8-K was filed with respect to Item 2.02.
(b)		Exhibits

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of two years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As discussed in Note 15 to the financial statements, the Company has restated the accompanying financial statements for the year ended December 31, 2006 to adjust for an understatement in the income tax provision for that year.

HEIN & ASSOCIATES LLP

Houston, Texas
March 20, 2008

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
		(Restated)
	(Dollars in thousands,
	except share amounts)

ASSETS
Real estate held for investment	$238,053	$208,599
Accumulated depreciation	(48,757)	(37,592)

Real estate held for investment, net	189,296	171,007
Real estate held for sale	1,996	2,021
Cash and cash equivalents	847	1,166
Restricted cash	3,565	—
Tenant and other receivables, net of allowance for doubtful accounts of $186 and $228, respectively	561	449
Deferred rents receivable	1,589	1,533
Investment in management company	4,000	4,000
Prepaid and other assets, net	10,932	10,006

Total Assets	$212,786	$190,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, including premiums of $64 and $1,460, respectively	$186,824	$152,794
Liabilities related to real estate held for sale	2,318	2,299
Accounts payable	2,822	2,446
Deferred tax liability	1,777	6,244
Accrued and other liabilities	8,457	5,507

Total Liabilities	202,198	169,290

Minority interest	4,522	5,981
Commitments and Contingencies (Note 14):
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,613,554 and 1,606,179 shares, respectively; outstanding, 1,378,214 and 1,346,429 shares, respectively	16	16
Additional paid-in capital	46,693	46,553
Accumulated deficit	(37,557)	(28,783)
Treasury stock, at cost, 235,340 and 226,750 shares, respectively	(3,086)	(2,875)

Total Stockholders’ Equity	6,066	14,911

Total Liabilities and Stockholders’ Equity	$212,786	$190,182

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
		(Restated)
	(Dollars in thousands,
	except per share amounts)

REVENUES:
Rental revenue	$30,300	$25,200
Interest and other income	173	501

Total revenues	30,473	25,701

EXPENSES:
Property operating expense	13,681	11,826
General and administrative	3,470	3,468
Depreciation and amortization	13,204	10,870
Interest expense	12,087	9,668

Total expenses	42,442	35,832

OTHER LOSS:
Loss on extinguishment of debt	(2,413)	(567)

Total other loss	(2,413)	(567)

Loss from continuing operations before deferred income tax benefit and minority interest	(14,382)	(10,698)
Deferred income tax benefit	4,318	4,047

Loss from continuing operations before minority interest	(10,064)	(6,651)
Minority interest (share from continuing operations)	1,306	887

Loss from continuing operations	(8,758)	(5,764)
Discontinued operations:
Loss from operations	(30)	(160)
Gain on sale of discontinued operations	—	22,349
Gain on extinguishment of debt	—	1,849
Income tax benefit (expense)	12	(10,344)
Minority interest	2	(1,824)

(Loss) income from discontinued operations	(16)	11,870

Net (loss) income	$(8,774)	$6,106

Basic and diluted per share data:
Loss from continuing operations	$(6.37)	$(4.15)
(Loss) income from discontinued operations	(0.01)	8.55

Net (loss) income	$(6.38)	$4.40

Basic and diluted weighted average shares used	1,375,708	1,386,328

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Stock	Capital	Deficit	Stock	Equity
	(In thousands, except share amounts)

Balance, January 1, 2006	1,598,615	$16	$46,367	$(34,889)	$(2,480)	$9,014
Conversion of operating partnership units to common stock	1,940	—	63	—	—	63
Common stock repurchase		—	—	—	(395)	(395)
Acquisition of minority interest in the operating partnership		—	9	—	—	9
Exercise of stock options	5,624	—	63	—	—	63
Stock-based compensation		—	51	—	—	51
Net income (restated)		—	—	6,106	—	6,106

Balance, December 31, 2006 (restated)	1,606,179	$16	$46,553	$(28,783)	$(2,875)	$14,911
Common stock repurchase		—	—	—	(211)	(211)
Issuance of common stock to officers and directors	4,750
Restricted stock forfeited	(500)
Acquisition of minority interest in the operating partnership		—	6	—	—	6
Exercise of stock options	3,125	—	85	—	—	85
Stock-based compensation		—	49	—	—	49
Net loss		—	—	(8,774)	—	(8,774)

Balance, December 31, 2007	1,613,554	$16	$46,693	$(37,557)	$(3,086)	$6,066

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
		(Restated)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,774)	$6,106
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,339	11,094
Gain on sales of real estate assets	—	(22,349)
Loss (gain) on extinguishment of debt	2,413	(1,282)
Deferred income taxes	(4,330)	6,297
Deferred rental income	(65)	(291)
Minority interest	(1,308)	937
Stock-based compensation expense	49	51
Amortization of note payable premiums, included in interest expense	(273)	(440)
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(107)	156
Increase in accounts payable	373	50
Increase in prepaid and other assets	(1,936)	(1,355)
Increase in accrued and other liabilities	2,855	1,123

Net cash provided by operating activities:	2,236	97

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(4,449)	(4,933)
Real estate acquisition	(26,140)	—
Proceeds received from sales of real estate assets	—	36,163

Net cash (used in) provided by investing activities:	(30,589)	31,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	53,560	13,088
Proceeds from borrowings — property acquisitions	23,422	—
Repayment of borrowings — property sales	—	(26,165)
Repayment of borrowings — refinances	(44,523)	(10,438)
Repayment of borrowings — scheduled payments	(4,154)	(1,717)
Repurchase of common stock	(211)	(395)
Note payments on litigation settlement	—	(4,877)
Proceeds from exercise of stock options	85	63
Acquisition of minority interest in the operating partnership	(145)	(20)

Net cash provided by (used in) financing activities:	28,034	(30,461)

(Decrease) increase in cash and cash equivalents	(319)	866
Cash and cash equivalents, beginning of year	1,166	300

Cash and cash equivalents, end of year	$847	$1,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,081	$10,056
Cash paid for income taxes	348	145
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed in connection with acquisitions of real estate assets	$—	$16,914
Borrowings in connection with acquisitions of real estate assets	—	23,846
Conversion of operating partnership units into common stock	—	63

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.	DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2007, held the sole general partner interest of .98% and a limited partnership interest totaling 86.08%. As of December 31, 2007, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, four industrial properties, and three retail properties. The 29 properties are located in six states.

During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties are located in Houston, Texas. No properties were sold during 2007. During 2006, the Company purchased six office properties located in Houston, Texas and one office property located in Victoria, Texas. Three properties were sold during 2006, which consisted of an industrial property and an office building located in San Diego, California and an office building located in Palatine, Illinois. The property acquisitions are part of the Company’s strategy to acquire multi-tenant value-added properties located in its core markets of Texas, California and Arizona.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”)

The financial statements include the accounts of the Operating Partnership and all other subsidiaries of the Company. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on its consolidated results of operations and financial condition.

REAL ESTATE

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, actual results could be materially different from current expectations.

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

RESTRICTED CASH

In July 2007, the Company refinanced a loan on one of its office property located in Irvine, California. In connection with the refinance, the new lender withheld proceeds of $3,559,000. The holdback agreement provides for the release of the funds upon the completion of certain lease-up terms and conditions at the property. The Company earns interest on the restricted cash. As of December 31, 2007 restricted cash totaled $3,565,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, tenant and other receivables, notes payable, accounts payable and accrued expenses. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2007 and December 31, 2006.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 13 for a further discussion on stock-based compensation.

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.94% and 13.27% limited partnership interest in the Operating Partnership at December 31, 2007 and December 31, 2006, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

For each of the two years ended December 31, 2007 and 2006 no tenants represented 10% or more of rental revenue of the Company.

NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the two years ended December 31, 2007 and 2006. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 32,813 and 35,938 and OP Units (other than those held by the Company) outstanding of 823,509 and 845,507 (convertible into approximately 205,877 and 211,377 shares of common stock), at December 31, 2007 and 2006, respectively, have not been included in the Company’s net (loss) income per share calculations for periods presented since their effect on losses from continuing operations would be anti-dilutive.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on its financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

As of December 31, 2007, the Company had unrecognized tax benefits of approximately $117,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007.

SEGMENT REPORTING

The Company operates as one business operating and reportable segment.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 3.	REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2007 and 2006 are as follows (dollars in thousands):

		Buildings and		Accumulated	Net Recorded
	Land	Improvements	Total Cost	Depreciation	Value

2007:
Office properties	$44,152	$149,652	$193,804	$42,990	$150,814
Industrial properties	6,999	29,332	36,331	5,227	31,104
Retail properties	2,810	4,790	7,600	259	7,341
Other	—	318	318	281	37

Total	$53,961	$184,092	$238,053	$48,757	$189,296

2006:
Office properties	$44,152	$146,955	$191,107	$33,256	$157,851
Industrial properties	3,170	14,031	17,201	4,076	13,125
Other	—	291	291	260	31

Total	$47,322	$161,277	$208,599	$37,592	$171,007

ACQUISITIONS

2007.

In March and April 2007, the Company completed the acquisition of a multi-tenant industrial park located in Houston, Texas. The industrial park consists of approximately 400,000 leasable square feet. The park includes 12 acres of land on which the Company anticipates developing an additional 100,000 square feet of multi-tenant industrial space. The Company also acquired two retail properties located in Houston Texas in April 2007. These two properties have an aggregate rentable square footage of 76,000. Acquisition costs for the three properties were primarily funded with mortgage debt, with the remainder in cash.

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

DISPOSITIONS

2007.

No properties were sold during 2007. In February 2008, the Company sold its 58,783 square foot retail property located in South Carolina.

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

In the accompanying consolidated statements of operations for the two years ended December 31, 2007 and 2006, the results of operations for the properties mentioned above are shown in the section “Discontinued operations” through their respective sale date.

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

FUTURE MINIMUM RENTS

The Company leases its office, industrial and retail center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2007, are as follows (dollars in thousands):

Future Minimum
Year Ending December 31,	Rents

2008	$28,630
2009	21,005
2010	14,356
2011	8,635
2012	5,244
Thereafter	4,780

$82,650

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2007 and 2006 Columbia Northeast (“Columbia”) is classified as “Real estate held for sale”. Columbia, a 58,783 square foot retail property located in South Carolina, was sold on February 28, 2008.

The carrying amount of Columbia is summarized below (dollars in thousands):

	December 31,	December 31,
Condensed Consolidated Balance Sheet	2007	2006

Real estate	$1,808	$1,806
Other	188	215

Real estate assets held for sale	$1,996	$2,021

Notes payable, net	$2,222	$2,242
Accounts payable	12	15
Accrued and other liabilities	84	42

Liabilities related to real estate held for sale	$2,318	$2,299

Net (loss) income from discontinued operations.

Loss from discontinued operations of $16,000 for the year ended December 31, 2007 represents the operations of Columbia. Income from discontinued operations of $11,870,000 for the year ended December 31, 2006 includes the operating results of Columbia and the operating results of three properties sold in 2006. The three properties sold during 2006 generated a net gain on sale of discontinued operations of $22,349,000.

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

	Years Ended December 31,
Condensed Consolidate Statements of Operations	2007	2006

Rental revenue	$360	$727
Total expenses(1)	(390)	(887)
Gain on early extinguishment of debt	—	1,849

(Loss) income from discontinued operations before gain on sale and income tax benefit (expense)	(30)	1,689
Gain on sale of discontinued operations	—	22,349
Income tax benefit (expense)	12	(10,344)
Minority interest from discontinued operations	2	(1,824)

(Loss) income from discontinued operations	$(16)	$11,870

(1)	Includes interest expense of $162 and $258 for the years ended December 31, 2007 and 2006, respectively. Mortgage debt related to each of the Company’s properties included in discontinued operations was individually secured. As such, interest expense was based on each property’s respective loan.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 5.	INVESTMENT IN MANAGEMENT COMPANY

Pursuant to the Company’s 2001 consolidation transaction, the Company acquired a portion of the property management business of CGS Real Estate Company, Inc. The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.

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

At December 31, 2007, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 6.	RELATED PARTY TRANSACTIONS

During 2007, the Company entered into a lease agreement with Galardi Group for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. John N. Galardi, a principal stockholder and director of the Company, is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five year term. The annual base rent due to the Company pursuant to the lease is $504,081.

In July 2006, the Company reimbursed Mr. Galardi 250,810 for legal fees paid by him in prior years. The fees were incurred in connection with Mr. Galardi’s defense of a litigation matter in which he was named as a defendant by reason of his association with the Company. Expenses not previously recognized on this obligation, which totaled approximately $174,000, were expensed during the second and third quarters of 2006.

The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. Guarantee Fees for each of the two years ended December 31, 2007 and 2006 amounted to $14,813 and $10,667, respectively.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2007 and 2006 (dollars in thousands):

		2007		2006
	Maturity	Principal	Interest	Principal	Interest
Property (Unless Otherwise Noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Pacific Spectrum	6/10/2009	5,422	8.02%	5,500	8.02%
1501 Mockingbird	6/30/2009	304	6.00%	308	6.00%
6430 Richmond Atrium	6/30/2009	726	5.50%	736	5.50%
Morenci	12/01/2009	1,617	6.60%	1,704	6.60%
Bristol Bay	8/1/2011	7,101	7.58%	7,192	7.58%
Technology	8/1/2011	7,346	7.44%	7,443	7.44%
Creekside	12/1/2011	5,993	7.17%	6,074	7.17%
16350 Park Ten Place	5/11/2012	4,586	7.45%	4,642	7.45%
16360 Park Ten Place	5/11/2012	3,593	7.45%	3,637	7.45%
2855 Mangum	5/11/2012	2,647	7.45%	2,680	7.45%
2855 Mangum	5/11/2012	1,531	6.00%	1,586	6.00%
6430 Richmond Atrium	5/11/2012	2,222	7.45%	2,249	7.45%
Southwest Pointe	6/1/2012	2,787	7.33%	2,822	7.33%
16350 Park Ten Place	5/11/2012	506	7.45%	512	7.45%
16360 Park Ten Place	8/11/2012	397	7.45%	402	7.45%
11500 Northwest Freeway	6/1/2014	4,208	5.93%	4,267	5.93%
11500 Northwest Freeway	6/1/2014	304	5.93%	308	5.93%
5850 San Felipe	8/1/2014	5,258	5.65%	5,342	5.65%
Northwest Corporate Center	8/1/2014	5,527	6.26%	5,599	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,266	5.59%	2,298	5.59%
8300 Bissonnet	5/1/2015	4,662	5.51%	4,724	5.51%
1501 Mockingbird	7/1/2015	3,332	5.28%	3,350	5.28%
5450 Northwest Central	9/1/2015	2,715	5.38%	2,754	5.38%
800 Sam Houston Parkway	12/29/2015	2,420	6.25%	2,466	6.25%
888 Sam Houston Parkway	12/29/2015	2,420	6.25%	2,466	6.25%
2401 Fountainview	3/1/2016	12,482	5.82%	12,640	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,342	5.50%
7700 Building	8/1/2017	45,000	5.99%	33,147	8.50%

	Subtotal	$159,722		$149,140
Variable Rate
Corporate — Unsecured(1)	5/31/2008	200	8.25%	200	9.25%
Corporate — Unsecured	6/12/2008	1,500	8.25%	—	—
Corporate — Secured	10/1/2008	1,951	8.07%	1,994	8.07%
Beltway Industrial	5/9/2010	17,000	7.64%	—	—
NW Spectrum Plaza	4/19/2012	3,315	7.64%	—	—
Windrose	4/19/2012	3,072	7.64%	—	—

	Subtotal	$27,038		$2,194
Loan Premiums		64		1,460

	Total	$186,824		$152,794

(1)	In March 2008, the lender extended the maturity date of the note to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. The loan premium amounts amortized into interest expense totaled $273,000 and $440,000 for the years ended December 31, 2007 and 2006, respectively.

On July 31, 2007, the Company refinanced its debt on 7700 Irvine Center, an office property located in Irvine, California, by entering into a long-term loan with a bank in the amount of $45,000,000. The bank funded $41,441,000 at closing. The Company entered into a holdback agreement with the bank that provides for the release of the remaining funds upon the completion of certain lease-up terms and conditions. The new loan bears interest at a fixed rate of 5.99% and matures in 2017. Proceeds of $4,219,000, net of the $3,559,000 cash holdback, were received as a result of the refinance. The Company earns interest on the cash holdback, which had a balance of $3,565,000 at December 31, 2007.

On May 15, 2007, the Company refinanced its debt on 6420 Richmond, an office property in Houston, Texas, by entering into a long-term loan in the amount of $6,400,000. The new loan bears interest at a fixed rate of 5.87% and matures in June 2017. Net cash paid to refinance the debt amounted to $194,000.

On April 27, 2007, in connection with the completion of the acquisition of Beltway Industrial, a 23 building industrial park in Houston, Texas, the Company entered into a $17,375,000 loan, of which $17,000,000 was funded at closing. The remaining $375,000 is available to be funded upon the completion of certain capital expenditures at the property. The loan bears interest at LIBOR plus 2.40% per annum (minimum 7.00%) and matures in May 2010.

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

On April 24, 2007, the Company obtained a junior loan in the amount of $2,000,000 bearing interest at a fixed rate of 18.00% per annum. The loan, which matured in August 2009, was secured by the Company’s 8 Centre and Windrose properties. On July 31, 2007, the Company repaid the loan in full with proceeds generated from the 7700 Irvine Center loan refinance. On September 28, 2007, the loan was converted into a $2,000,000 revolving line of credit. As of December 31, 2007, the line of credit had a zero balance.

During the second quarter of 2007, the Company obtained two short-term bank loans for $1,500,000 and $500,000, respectively. The loan proceeds were primarily used to assist with acquisition costs associated with the three properties acquired during the quarter. In November 2007, the maturity of the $1,500,000 loan, which was originally December 2007, was extended to June 2008. The $500,000 loan was paid in December 2007.

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

On June 27, 2006, a $2,250,000 mortgage loan was obtained on Columbia, a retail center property, located in South Carolina. The loan bears interest at a fixed rate of 7.15% per annum and matures in July 2011. The Company

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

received proceeds of $1,845,000, net of $366,000 in impounds retained by the lender, for renovation costs. The property was subsequently sold on February 28, 2008.

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

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2007, are as follows (dollars in thousands):

Year Ending December 31,

2008	$5,502
2009	9,602
2010	18,849
2011	21,234
2012	24,580
Thereafter	106,993

Subtotal	186,760
Loan premium, net	64

Total	$186,824

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the Company became non-compliant with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to enforce the non-compliance matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.

NOTE 8.	NET LOSS ON EXTINGUISHMENT OF DEBT

During 2007, the Company recorded a loss on extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,536,000, partially offset by the write-off of unamortized loan premium of $1,123,000.

During 2006, in connection with loan refinances on 12000 Westheimer and 2470 Gray Falls, the Company recorded a loss on extinguishment of debt of $567,000, which consisted of a prepayment penalty of $474,000 and the write-off of unamortized loan costs of $93,000.

The net loss on extinguishment of debt is included in other income (loss) in the consolidated statements of operations.

NOTE 9.	MINORITY INTEREST

OP Units (other than those held by the Company) of 823,509 (convertible into approximately 205,877 shares of common stock) were outstanding as of December 31, 2007.

During the year ended December 31, 2007 a total of 21,998 OP Units were redeemed for cash of approximately $145,000. No OP Units were exchanged for stock during 2007.

During the year ended December 31, 2006, a total of 7,768 OP Units were exchanged for 1,940 shares of Common Stock and a total of 3,884 OP Units were redeemed for cash of approximately $20,000.

NOTE 10.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases are made from time to time in open market transactions. The Company does not anticipate making any open market stock repurchases under this program during 2008.

During 2007, a total of 8,590 shares were repurchased in open market transactions, increasing the total number of shares repurchased under the program to 122,206 as of December 31, 2007. The total cost of the 8,590 shares repurchased amounted to $211,000 at an average price of $24.60 per share inclusive of transaction fees.

During 2006, a total of 18,130 shares were repurchased in open market transactions. In addition, 219 shares were repurchased in a private transaction. The total cost of the 18,349 shares repurchased during the year amounted to $395,000 at an average price of $21.51 per share, inclusive of transaction fees.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 11.	INCOME TAXES

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006 (thousands of dollars):

	2007	2006

Current expense (benefit):
Federal	—	—
State	$—	—

	$—	—

Deferred expense (benefit):
Federal	$(3,864)	$(3,569)
State	(454)	(478)

	$(4,318)	$(4,047)

The provision for income taxes from discontinued operations amounted to a deferred tax benefit of $12,000 for the year ended December 31, 2007 and a deferred tax expense of $10,344,000 for the year ended December 31, 2006.

The Company has federal and state net operating loss carryforwards of approximately $13,585,000 and $5,904,000, respectively, as of December 31, 2007.

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

For the two years ended December 31, 2007, the reported income tax benefit differs from the amount of benefit determined by applying the United States statutory federal income tax rate of 34% to loss before income taxes as a result of the following (thousands of dollars):

	December 31,	December 31,
	2007	2006

Expected income tax benefit at statutory federal rate	$(4,890)	$(3,195)
State income tax benefit	(575)	(358)
Income not taxable	(93)	(130)
Charges not deductible	14	6
Minority interest	395	(603)
Losses with no current benefit	1,654	—
Adjustments to true-up prior year	(700)	233
Other, net	(123)	—

Income tax benefit	$(4,318)	$(4,047)

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2007 and December 31, 2006, respectively (thousands of dollars):

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Net operating losses	$5,035	$3,159
Allowance for bad debts	69	92
Capitalized lease costs	—	86

Total deferred tax asset	5,104	3,337
Deferred tax liabilities:
Built-in gains	(6,277)	(8,978)
Straight-line rents receivable	(586)	(583)
Stock compensation	(18)	(20)

Total deferred tax liabilities	(6,881)	(9,581)

Net deferred tax liability	$(1,777)	$(6,244)

Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2007, no valuation allowance has been recorded.

NOTE 12.	NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated based on the weighted average number of common shares outstanding. The Company incurred losses from continuing operations for each of the two years ended December 31, 2007 and 2006. Stock options outstanding and OP Units have not been included in the net (loss) income per share calculation since their effect on the losses from continuing operations would be antidilutive. Net (loss) income per share is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2007	2006

Loss from continuing operations	$(8,758)	$(5,764)
Discontinued operations:
Loss from discontinued operations	(30)	(160)
Gain on sale of discontinued operations	—	22,349
Gain on extinguishment of debt	—	1,849
Income tax benefit (expense)	12	(10,344)
Minority interest	2	(1,824)

(Loss) income from discontinued operations	(16)	11,870

Net (loss) income	$(8,774)	$6,106

Basic and diluted per share data:
Loss from continuing operations	$(6.37)	$(4.15)
Income from discontinued operations	(0.01)	8.55

Net (loss) income	$(6.38)	$4.40

Basic weighted average shares used	1,375,708	1,386,328

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 13.	STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2007, 114,626 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

In accordance with SFAS No. 123R, stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated on the grant date using the Black-Scholes option-pricing model. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Total stock-based compensation expense recognized for the two years ended December 31, 2007 and 2006 amounted to $49,000 and $51,000, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented. The impact on both basic and diluted earnings per share for each of the two years ended December 31, 2007 and 2006 was $.04 share.

Stock Options

No stock options were granted during 2007. During 2006, the Company granted 7,500 stock options to its non-employee board members. These stock options have 10-year contractual terms and vest over a three-year period, with the first 25% vesting immediately. The estimated grant date fair value of the options granted during 2006 was $10.00.

The fair value of the options issued during 2006 was estimated, as of the grant date, using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 51%; risk-free interest rate of 5.12%; and 6-year expected life. Due to its limited history as a public entity, the Company used a blended method in computing its estimate of expected volatility. The Company considered both its own historical stock price fluctuations and stock price fluctuations from another public real estate entity comparable in size.

The Company has a policy of issuing new shares upon the exercise of stock options. During 2007 a total of 3,125 options were exercised. Cash of $85,000 was received from the exercise of these options. During 2006, a total of 5,624 options were exercised. Cash of $63,000 were received from the exercise of these options.

The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Option	Exercise Price	Value

Outstanding on January 1, 2007	35,938	$26.19
Granted	—	—
Forfeited	—	—
Exercised	(3,125)	$27.08	$—
Outstanding on December 31, 2007	32,813	$22.80	$213,129
Exercisable as of December 31, 2007	27,813	$24.07	$179,142

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes certain information for stock options outstanding on December 31, 2007:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price

$ 8.10 - $12.20	14,688	6.3 years	$10.58
$18.25 - $27.16	12,500	6.9 years	$20.41
$60.00 - $60.00	5,625	3.8 years	$60.00

The following table summarizes certain information for stock options exercisable on December 31, 2007:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Exercisable	Life	Price

$ 8.10 - $12.20	13,438	6.2 years	$10.81
$18.25 - $27.16	8,750	6.2 years	$21.33
$60.00 - $60.00	5,625	3.8 years	$60.00

A summary of the status of the Company’s nonvested stock options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2007	9,374	$8.48
Granted	—	—
Vested	4,374	$7.89
Forfeited	—	—

Nonvested at December 31, 2007	5,000	$9.00

The aggregate fair value of the 4,374 shares vested during 2007 was $98,459, based on the Company’s stock price at December 31, 2007.

As of December 31, 2007, there was $28,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

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

During the year ended December 31, 2007, compensation expense of $21,000 was recognized for restricted shares. No compensation expense was recognized in 2006 for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2007	—
Granted	4,750	$22.75
Vested	—
Forfeited	(500)	$22.75
Nonvested at December 31, 2007	4,250	$22.75

As of December 31, 2007, there was $87,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.3 years.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

The Company is aware that two of its properties or former properties may contain hazardous substances above reportable levels. One of the properties is located in the State of Indiana. The Company retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring, of which $64,000 has been spent to date. The Company does not anticipate that future clean up costs will materially exceed the remaining accrual of $11,000 at December 31, 2007. The other property, which was sold on February 28, 2008, is located in the State of South Carolina and is included in a special fund sponsored by the state. The timing of the cleanup is dependent on the state’s priorities and state funds will cover the costs for the cleanup. As such, no liability has been accrued on the Company’s books for this property.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

NOTE 15.	RESTATEMENT

In connection with reviewing accounting for income taxes, the Company determined that it had understated its deferred tax liability for the three months and year ended December 31, 2006 by approximately $492,000. The understatement was principally due to differences in net operating loss carry-forward amounts estimated at the time of the issuance of the report, and actual net operating loss carry-forward amounts determined upon the filing of the Company’s 2006 federal income tax returns.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Financial Statements (dollars in thousands except per share data):

	As
	Previously
	Reported(1)	Adjustment	Restated

Statement of Operations for the Three Months Ended Dec 31, 2006
Deferred tax benefit	$1,650	$(492)	$1,158
Minority interest	157	64	221
Net loss	(2,322)	(428)	(2,750)
Basic and diluted earnings per share	(1.68)	(0.31)	(1.99)
Statement of Operations for the Year Ended Dec 31, 2006
Deferred tax benefit	$4,539	$(492)	$4,047
Minority interest	823	64	887
Net income	6,534	(428)	6,106
Basic and diluted earnings per share	4.71	(0.31)	4.40
Balance Sheet as of December 31, 2006
Deferred tax liability	5,752	492	6,244
Minority interest	6,045	(64)	5,981
Accumulated deficit	(28,355)	(428)	(28,783)
Total stockholders’ equity	15,339	(428)	14,911
Balance Sheet as of September 30, 2007
Deferred tax liability	1,704	492	2,196
Minority interest	5,050	(64)	4,986
Accumulated deficit	(33,997)	(428)	(34,425)
Total stockholders’ equity	9,613	(428)	9,185
Balance Sheet as of June 30, 2007
Deferred tax liability	3,892	492	4,384
Minority interest	5,541	(64)	5,477
Accumulated deficit	(30,795)	(428)	(31,223)
Total stockholders’ equity	12,857	(428)	12,429
Balance Sheet as of March 31, 2007
Deferred tax liability	5,060	492	5,552
Minority interest	5,749	(64)	5,685
Accumulated deficit	(29,492)	(428)	(29,920)
Total stockholders’ equity	14,145	(428)	13,717

(1)	Certain prior period balances included in “As Previously Reported” have been reclassified from the financial statements issued in prior periods with respect to discontinued operations for comparability purposes.

NOTE 16.	SUBSEQUENT EVENT

On February 28, 2008, the Company sold its Columbia NE, a 56,487 square foot retail property located in Columbia, South Carolina for a sales price of $3,200,000. Net proceeds of approximately $800,000 were received as a result of the transaction, of which $300,000 is being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
Description	Year(1)	Expenses	Deductions	of Year
	(Dollars in thousands)

Year Ended December 31, 2007
Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2006
Allowance for loss on real estate held for investment	$472	$—	$—	$472

(1)	Valuation allowance of $472 on Columbia Northeast, a retail center property in South Carolina, established in 2002 as the estimated fair market value declined below book value. The property, which was classified as “Real estate held for sale” as of December 31, 2007, was sold on February 28, 2008.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

Column A	Column B	Column C		Column D	Column E
				Cost capitalized	Gross Amount Carried at
		Initial Cost to Company(1)		Subsequent to	December 31, 2007 (4)
			Buildings and	Acquisition (3)		Buildings and
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
	(Dollars in thousands)

Office Properties:
San Felipe, TX	$5,258	$2,290	$4,290	$1,021	$2,290	$5,311	$7,601
Creekside, CA	5,993	2,790	6,460	316	2,790	6,776	9,566
Bristol Bay, CA	7,101	1,620	7,880	1,438	1,620	9,318	10,938
7700 Irvine Center, CA	45,000	9,150	40,390	3,347	9,150	43,737	52,887
Northwest Corporate Center, MO	5,527	1,550	5,230	1,667	1,550	6,897	8,447
16350 Park Ten, TX	5,092	1,174	5,324	491	1,174	5,815	6,989
16360 Park Ten, TX	3,990	900	4,192	707	900	4,899	5,799
800 Sam Houston Parkway, TX	2,420	1,000	1,121	556	1,000	1,677	2,677
888 Sam Houston Parkway, TX	2,420	500	892	367	500	1,259	1,759
5450 Northwest Central, TX	2,715	854	2,622	552	854	3,174	4,028
12000 Westheimer, TX	4,250	1,878	2,432	1,274	1,878	3,706	5,584
8100 Washington, TX	2,266	600	2,317	131	600	2,448	3,048
8300 Bissonnet, TX	4,662	1,400	3,990	219	1,400	4,209	5,609
Pacific Spectrum, AZ	5,422	1,460	6,880	1,622	1,460	8,502	9,962
11500 NW Freeway, TX	4,512	2,278	3,621	419	2,278	4,040	6,318
14741 Yorktown, TX	8,600	2,375	9,504	3	2,375	9,507	11,882
2855 Mangum, TX	4,178	2,134	3,300	180	2,134	3,480	5,614
2470 Gray Falls Drive, TX	3,100	670	1,956	284	670	2,240	2,910
2401 Fountainview, TX	12,482	3,500	13,451	332	3,500	13,783	17,283
1501 Mockingbird, TX	3,636	1,000	3,583	3	1,000	3,586	4,586
6420 Richmond Atrium, TX	6,400	3,384	3,039	85	3,384	3,124	6,508
6430 Richmond Atrium, TX	2,948	1,645	2,116	48	1,645	2,164	3,809

Office Total	$147,972	$44,152	$134,590	$15,062	$44,152	$149,652	$193,804

Industrial Properties:
Southwest Point, TX	2,787	1,800	1,530	490	1,800	2,020	3,820
Morenci Professional Park , IN	1,617	790	2,680	141	790	2,821	3,611
Technology, TX	7,346	580	9,360	101	580	9,461	10,041
Beltway Industrial, TX	17,000	3,829	14,764	266	3,829	15,030	18,859

Industrial Total	$28,750	$6,999	$28,334	$998	$6,999	$29,332	$36,331

Retail Properties:
Northwest Spectrum Plaza, TX	3,315	1,710	2,297	38	1,710	2,335	4,045
Windrose, TX	3,072	1,100	2,440	15	1,100	2,455	3,555

Retail Total	$6,387	$2,810	$4,737	$53	$2,810	$4,790	$7,600

Other:
American Spectrum Realty		—	138	180	—	318	318

Other Total	$—	$—	$138	$180	$—	$318	$318

Combined Total	$183,109	$53,961	$167,799	$16,293	$53,961	$184,092	$238,053

Real Estate Held for Sale
Retail Property:
Columbia NE, SC(2)	2,222	1,050	1,530	511	1,050	1,569	2,619

Total	$2,222	$1,050	$1,530	$511	$1,050	$1,569	$2,619

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

Column A	Column F	Column G	Column H	Column I
				Life on Which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statements
Description	Depreciation	Construction	Acquired	is Computed
	(Dollars in
	thousands)

Office Properties:
San Felipe, TX	1,767	1977	2001	5-40
Creekside, CA	2,491	1984	2001	5-40
Bristol Bay, CA	3,144	1988	2001	5-40
7700 Irvine Center, CA	16,555	1989	2001	5-40
Northwest Corporate Center, MO	2,602	1983-1987	2001	5-40
16350 Park Ten, TX	1,989	1979	2002	5-40
16360 Park Ten, TX	1,681	1981	2002	5-40
800 Sam Houston Parkway, TX	437	1980	2004	5-40
888 Sam Houston Parkway, TX	442	1979	2002	5-40
5450 Northwest Central, TX	894	1979	2003	5-40
12000 Westheimer, TX	927	1981	2003	5-40
8100 Washington, TX	653	1980	2003	5-40
8300 Bissonnet, TX	1,075	1981	2003	5-40
Pacific Spectrum, AZ	3,343	1986	2001	5-40
11500 NW Freeway, TX	849	1983	2004	5-40
14741 Yorktown, TX	992	1996	2006	5-40
2855 Mangum, TX	404	1979	2006	5-40
2470 Gray Falls Drive, TX	322	1983	2006	5-40
2401 Fountainview, TX	1603	1980	2006	5-40
1501 Mockingbird, TX	315	1981	2006	5-40
6420 Richmond Atrium, TX	293	1979	2006	5-40
6430 Richmond Atrium, TX	212	1974	2006	5-40

Office Total	$42,990

Industrial Properties:
Southwest Point, TX	681	1972	2001	5-40
Morenci, Professional Park, IN	969	1975-1979	2001	5-40
Technology, TX	2,989	1986	2001	5-40
Beltway Industrial, TX	588	1999	2007	5-40

Industrial Total	$5,227

Retail Properties:
Northwest Spectrum Plaza, TX	129	2004	2007	5-25
Windrose, TX	130	2005	2007	5-25

Retail Total	$259

Other:
American Spectrum Realty-FF&E	281	—	—	3-5

Other Total	$281

Combined Total	$48,757

Real Estate Held for Sale
Retail Property:
Columbia NE, SC(2)	810	1991	2001	5-25

Total	$810

(1)	Initial cost and date acquired, where applicable.

(2)	Valuation allowance of $472 established in 2002 as the estimated fair market value declined below book value. Property was subsequently sold in February 2008.

(3)	Costs capitalized are offset by retirements and write-offs.

(4)	The aggregate cost for federal income tax purposes is $134,968.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2007	2006
	(Dollars in thousands)

Rental Property:
Balance at beginning of year	$208,599	$152,614
Additions during year:
Property acquisitions and additions	30,481	56,234
Retirements	(1,027)	(249)

Balance at end of year	$238,053	$208,599

Accumulated Depreciation:
Balance at beginning of year	$37,592	$27,538
Additions during year:
Depreciation	12,192	10,303
Retirements	(1,027)	(249)

Balance at end of year	$48,757	$37,592

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 21, 2008	/s/ William J. Carden William J. Carden Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2008	/s/ G. Anthony Eppolito G. Anthony Eppolito Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary

Date: March 21, 2008	/s/ Timothy R. Brown Timothy R. Brown Director

Date: March 21, 2008	/s/ William W. Geary, Jr. William W. Geary, Jr. Director

Date: March 21, 2008	/s/ Presley E. Werlein, III Presley E. Werlein, III Director

Date: March 21, 2008	/s/ John N. Galardi John N. Galardi Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002.
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Articles of Amendment of the Company are incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006.
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)

Exhibit
No.	Exhibit Title

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)
10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002
10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
21	Significant Subsidiaries of the Company
23.1	Hein & Associates, LLP Consent — Form 10-K

Exhibit
No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.