Form 10-Q
period 2008-03-31
AMERICAN SPECTRUM REALTY INC
filed 2008-05-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

(Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 30, 2008, 1,380,348 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

Real estate held for investment	$239,257	$238,053
Accumulated depreciation	(51,835)	(48,757)

Real estate held for investment, net	187,422	189,296

Real estate held for sale	—	1,996
Cash and cash equivalents	523	847
Restricted cash	3,588	3,565
Tenant and other receivables, net of allowance for doubtful accounts of $361 and $186, respectively	579	561
Deferred rents receivable	1,801	1,589
Deposits held in escrow for tax-deferred exchanges	300	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	9,096	10,932

Total Assets	$207,309	$212,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premium of $53 and $64, respectively	$186,708	$186,824
Liabilities related to real estate held for sale	—	2,318
Deferred tax liability	1,312	1,777
Accounts payable	2,987	2,822
Accrued and other liabilities	6,470	8,457

Total Liabilities	197,477	202,198

Minority interest	4,419	4,522

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,616,054 and 1,613,554 shares, respectively; outstanding, 1,380,714 and 1,378,214 shares, respectively	16	16
Additional paid-in capital	46,737	46,693
Accumulated deficit	(38,254)	(37,557)
Treasury stock, at cost, 235,340 and 235,340 shares, respectively	(3,086)	(3,086)

Total Stockholders’ Equity	5,413	6,066

Total Liabilities and Stockholders’ Equity	$207,309	$212,786

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Rental revenue	$8,259	$7,179
Interest and other income	90	37

Total revenues	8,349	7,216

EXPENSES:
Property operating expense	3,523	2,989
Corporate general and administrative	856	727
Depreciation and amortization	3,238	2,944
Interest expense	3,105	2,558

Total expenses	10,722	9,218

Net loss from continuing operations before deferred income tax benefit and minority interest	(2,373)	(2,002)

Deferred income tax benefit	848	692

Net loss from continuing operations before minority interest	(1,525)	(1,310)

Minority interest (share from continuing operations)	197	174

Net loss from continuing operations	(1,328)	(1,136)

Discontinued operations:
Gain (loss) from discontinued operations	5	(1)
Gain on sale of discontinued operations	1,141	—
Deferred income tax expense	(421)	—
Minority interest	(94)	—

Income (loss) from discontinued operations	631	(1)

Net loss	$(697)	$(1,137)

Basic and diluted per share data:
Net loss from continuing operations	$(0.97)	$(0.83)
Income from discontinued operations	0.46	—

Net loss	$(0.51)	$(0.83)

Basic and diluted weighted average shares used	1,375,131	1,376,804
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury	Total
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, January 1, 2008	1,613,554	$16	$46,693	$(37,557)	$(3,086)	$6,066
Exercise of stock options	2,500		31			31
Stock-based compensation			13			13
Net loss				(697)		(697)

Balance, March 31, 2008	1,616,054	$16	$46,737	$(38,254)	$(3,086)	$5,413

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(697)	$(1,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,260	2,976
Deferred rental income	(212)	(300)
Minority interest	(103)	(174)
Net gain on sale of real estate asset	(1,141)	—
Stock-based compensation expense	13	8
Income tax benefit	(427)	(692)
Amortization of note payable premiums, included in interest expense	(11)	(108)
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(7)	143
Increase in accounts payable	153	8
Increase in prepaid and other assets	1,733	1,665
Increase in accrued and other liabilities	(2,078)	(684)

Net cash provided by operating activities	483	1,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	3,014	—
Deposit held in escrow for future acquisitions	(300)	—
Real estate acquisition	—	(748)
Capital improvements to real estate assets	(1,225)	(1,419)

Net cash provided by (used in) investing activities:	1,489	(2,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	300	750
Repayment of borrowings — property sales	(2,218)	—
Repayment of borrowings — scheduled payments	(409)	(450)
Repurchase of common stock	—	(150)
Acquisition of minority interest in the operating partnership	—	(122)
Proceeds from exercise of stock options	31	85

Net cash (used in) provided by financing activities:	(2,296)	113

Decrease in cash and cash equivalents	(324)	(349)

Cash and cash equivalents, beginning of period	847	1,166

Cash and cash equivalents, end of period	$523	$817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,056	$2,653
Cash paid for income taxes	13	4
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2008, held the sole general partner interest of .98% and a limited partnership interest totaling 86.09%. As of March 31, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 28 properties, which consisted of 22 office buildings, four industrial properties and two retail properties. The 28 properties are located in five states.
During the three months ended March 31, 2008, the Company sold Columbia, one of the Company’s non-core properties. The property is a 58,783 square foot retail center located in Columbia, South Carolina. No properties were purchased during the three months ended March 31, 2008.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.
The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for

Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe this statement will impact the Company.
In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of March 31, 2008, the Company had no financial instruments requiring fair value measurement.
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense beginning with the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 8 for a further discussion on stock-based compensation.

MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 12.92% and 12.94% limited partnership interest in the Operating Partnership, as limited partners, at March 31, 2008 and December 31, 2007, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three months ended March 31, 2008 and March 31, 2007. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 32,813 and OP Units (other than those held by the Company) outstanding of 823,509 and 827,883 (convertible into approximately 205,877 and 206,971 shares of common stock), at March 31, 2008 and 2007, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
INCOME TAXES
In May 2006, the State of Texas enacted a margin tax which will become effective in 2008. This margin tax will require each of the Company’s limited partnerships and limited liability companies that operate in Texas to pay a tax of 1.0% on their “margin” as defined in the law, beginning in 2008 based on 2007 results. The legislation revises the Texas franchise tax to create a new tax on virtually all Texas businesses. The margin tax did not have a material effect on the Company’s income tax liability.
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
As of March 31, 2008, the Company had unrecognized tax benefits of approximately $127,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at March 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2007.
NOTE 3. REAL ESTATE
ACQUISITIONS
No properties were acquired during the first quarter of 2008.
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
DISPOSITIONS
During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 is being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange.
No properties were sold during 2007.
NOTE 4. DISCONTINUED OPERATIONS
Real estate assets held for sale.
At December 31, 2007, Columbia was classified as “Real estate held for sale.” The property was sold in February 2008. No real estate assets were classified as held for sale by the Company at March 31, 2008.
The carrying amount of Columbia at December 31, 2007 is summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet	December 31, 2007

Real estate	$1,808
Other	188

Real estate assets held for sale	$1,996

Note payable,	$2,222
Accounts payable	12
Accrued and other liabilities	84

Liabilities related to real estate held for sale	$2,318

Net income (loss) from discontinued operations.
Net income from discontinued operations of $631,000 for the three months ended March 31, 2008 includes the gain on sale of Columbia and the property’s operating results through its disposition date of February 28, 2008. Net loss from discontinued operations of $1,000 for the three months ended March 31, 2007 represents the property’s operating results for the quarter.
The operations of discontinued operations for the three months ended March 31, 2008 and 2007 are summarized below (dollars in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2008	2007

Rental revenue	$73	$87
Total expenses	68	88

Income (loss) from discontinued operations before gain on sale, income tax expense and minority interest	5	(1)
Gain on sale of discontinued operations	1,141	—
Income tax expense	(421)	—
Minority interest from discontinued operations	(94)	—

Income (loss) from discontinued operations	$631	$(1)

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of March 31, 2008 and December 31, 2007 (dollars in thousands):

		March 31, 2008		December 31, 2007
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Pacific Spectrum	6/10/2009	5,401	8.02%	5,422	8.02%
1501 Mockingbird	6/30/2009	303	6.00%	304	6.00%
6430 Richmond Atrium	6/30/2009	723	5.50%	726	5.50%
Morenci	12/01/2009	1,590	6.60%	1,617	6.60%
Bristol Bay	8/1/2011	7,077	7.58%	7,101	7.58%
Technology	8/1/2011	7,321	7.44%	7,346	7.44%
Creekside	12/1/2011	5,972	7.17%	5,993	7.17%
16350 Park Ten Place	5/11/2012	4,571	7.45%	4,586	7.45%
16360 Park Ten Place	5/11/2012	3,581	7.45%	3,593	7.45%
2855 Mangum	5/11/2012	2,639	7.45%	2,647	7.45%
2855 Mangum	5/11/2012	1,516	6.00%	1,531	6.00%
6430 Richmond Atrium	5/11/2012	2,215	7.45%	2,222	7.45%
Southwest Pointe	6/1/2012	2,778	7.33%	2,787	7.33%
16350 Park Ten Place	5/11/2012	505	7.45%	506	7.45%
16360 Park Ten Place	8/11/2012	395	7.45%	397	7.45%
11500 Northwest Freeway	6/1/2014	4,192	5.93%	4,208	5.93%
11500 Northwest Freeway	6/1/2014	303	5.93%	304	5.93%
5850 San Felipe	8/1/2014	5,238	5.65%	5,258	5.65%
Northwest Corporate Center	8/1/2014	5,508	6.26%	5,527	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,257	5.59%	2,266	5.59%
8300 Bissonnet	5/1/2015	4,646	5.51%	4,662	5.51%
1501 Mockingbird	7/1/2015	3,321	5.28%	3,332	5.28%
5450 Northwest Central	9/1/2015	2,705	5.38%	2,715	5.38%
800 Sam Houston Parkway	12/29/2015	2,408	6.25%	2,420	6.25%
888 Sam Houston Parkway	12/29/2015	2,408	6.25%	2,420	6.25%
2401 Fountainview	3/1/2016	12,441	5.82%	12,482	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Building	8/1/2017	45,000	5.99%	45,000	5.99%

	Subtotal	$159,364		$159,722
Variable Rate
Corporate — Secured	10/1/2008	1,936	8.07%	1,951	8.07%
Corporate — Unsecured (1)	1/12/2009	1,500	7.50%	1,500	8.25%
Beltway Industrial	5/9/2010	17,000	7.00%	17,000	7.64%
Corporate — Unsecured (2)	5/31/2010	500	7.00%	200	8.25%
NW Spectrum Plaza	4/19/2012	3,298	5.49%	3,315	7.64%
Windrose	4/19/2012	3,057	5.49%	3,072	7.64%

	Subtotal	$27,291		$27,038
Loan Premium		53		64

	Total	$186,708		$186,824

(1)	In May 2008, the Company made a principal payment of $150,000 on the note, which reduced the principal balance to $1,350,000 and the lender extended the maturity date of the note from June 12, 2008 to January 12, 2009.

(2)	In March 2008, the lender extended the maturity date of the note to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.
The Company is not in compliance with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to enforce the non-compliance matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.

NOTE 6. MINORITY INTEREST
OP Units (other than those held by the Company) of 823,509 (convertible into approximately 205,877 shares of common stock) were outstanding as of March 31, 2008.
During the three months ended March 31, 2008, no OP Units were redeemed for cash or exchanged for stock.
During the year ended December 31, 2007 a total of 21,998 OP Units were redeemed for cash of approximately $145,000. No OP Units were exchanged for stock during 2007.
NOTE 7. REPURCHASE OF COMMON STOCK
In January 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its common stock, which increased the authorized amount to 200,000 shares. The stock repurchases were made from time to time in open market transactions. In May 2008, the authorization to repurchase shares in open market transactions was withdrawn by the Board of Directors.
During 2007, a total of 8,590 shares were repurchased in open market transactions, increasing the total number of shares repurchased under the program to 122,206 as of December 31, 2007. The total cost of the 8,590 shares repurchased amounted to $211,000 at an average price of $24.60 per share inclusive of transaction fees.
NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of March 31, 2008, 115,564 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
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
Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 amounted to $13,000 and $8,000, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented. Compensation expense for the three months ended March 31, 2008 and 2007 did not have an impact on basic and diluted earnings per share.
Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the three months ended March 31, 2008, 2,500 options were exercised. Cash of $31,069 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted	Aggregate
	Under	Average	Intrinsic
	Option	Exercise Price	Value

Outstanding on January 1, 2008	32,813	$24.07
Granted	—	—
Forfeited	(938)	$14.86
Exercised	(2,500)	$12.43	$30,181

	Shares	Weighted	Aggregate
	Under	Average	Intrinsic
	Option	Exercise Price	Value

Outstanding on March 31, 2008	29,375	$23.93	$233,038
Exercisable as of March 31, 2008	25,313	$25.22	$188,133
The following table summarizes certain information for stock options outstanding on March 31, 2008:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price
$8.10 — $12.20	12,500	6.0 years	$10.66
$18.25 — $27.16	11,250	6.4 years	$20.65
$60.00 — $60.00	5,625	3.5 years	$60.00
The following table summarizes certain information for stock options exercisable on March 31, 2008:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Exercisable	Life	Price
$8.10 — $12.20	11,563	5.9 years	$10.87
$18.25 — $27.16	8,125	5.8 years	$21.57
$60.00 — $60.00	5,625	3.5 years	$60.00
A summary of the status of the Company’s nonvested stock options as of January 1, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2007	5,000	$9.00
Granted	—	—
Vested	—	—
Forfeited	(938)	$8.67

Nonvested at March 31, 2008	4,062	$9.08

As of March 31, 2008, there was $18,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.
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
During the three months ended March 31, 2008, compensation expense of $8,000 was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Number of Shares	Fair Value

Nonvested at January 1, 2007	4,250	$22.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2008	4,250	$22.75
As of March 31, 2008, there was $79,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.2 years.
NOTE 9. RELATED PARTY TRANSACTIONS
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
The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between 0.25% and 0.75% (depending on the nature of the guarantee) of the outstanding balance of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Company accrued $49,000 for the three months ended March 2008 related to the Guarantee Fee for the 2008 year.
As disclosed in the Company’s proxy statement filed March 31, 2008, three directors; Mr. Carden, Mr. Galardi and Timothy R. Brown, filed a 10b-5.1 trading plan with the SEC in December 2007 to jointly purchase up to 300,000 shares of ASR stock, commencing December 26, 2007; through May 12, 2008, they have jointly purchased 72,787 shares.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is aware that one of its properties may contain hazardous substances above reportable levels. The property is located in the State of Indiana. The Company retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring, of which $64,000 has been spent to date. The Company does not anticipate that future clean up costs will materially exceed the remaining accrual of $11,000 at March 31, 2008.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
NOTE 11. SUBSEQUENT EVENT
On April 30, 2008, the Company purchased Fountainview Place I and II, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountainview office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2008, held the sole general partner interest of 0.98% and a limited partnership interest totaling 86.09%. As of March 31, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 28 properties, which consisted of 22 office buildings, four industrial properties and two retail properties. The 28 properties are located in five states.
During the three months ended March 31, 2008, the Company sold Columbia, one of the Company’s non-core properties. The property is a 58,783 square foot retail center located in Columbia, South Carolina. No properties were purchased during the three months ended March 31, 2008.
The properties held for investment by the Company were 85% occupied at March 31, 2008 compared to 91% at March 31, 2007. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations Columbia are shown in the section “Discontinued operations”. Columbia was classified as “Real estate held for sale” at December 31, 2007. As such, the revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Item 1.
The Company intends to continue to seek to acquire additional properties in its core markets of Texas, California and Arizona and further reduce its non-core assets while focusing on an aggressive leasing program during 2008.
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

•	Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company’s plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

•	Gains on property sales are accounted for in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Gains are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.
RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2008 and 2007.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	March 31,	March 31,	Variance
	2008	2007	$	%

Rental revenue	$8,259,000	$7,179,000	$1,080,000	15.0%
Operating expenses:
Property operating expenses	3,523,000	2,989,000	534,000	17.9%
General and administrative	856,000	727,000	129,000	17.7%
Depreciation and amortization	3,238,000	2,944,000	294,000	10.0%
Interest expense	3,105,000	2,558,000	547,000	21.4%
Rental revenue. Rental revenue increased $1,080,000, or 15.0%, for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. This increase was primarily attributable to $604,000 in revenue generated from two retail properties and one industrial property acquired during the second quarter 2007. Greater revenues from properties owned for the full three months ended March 31, 2008 and March 31, 2007 accounted for the remaining increase of $476,000. The increase in revenue from the properties owned for the full three months ended March 31, 2008 and March 31, 2007 was primarily due to increases in rental rates and a reduction in rent concessions. The increase was also attributable to higher common area maintenance fee revenue and lease termination revenue. The increase in revenue was partially offset by a decrease in weighted average occupancy of properties held for investment, which decreased from 91% at March 31, 2007 to 85% at March 31, 2008. The decrease in occupancy was due, in part, to the three value-added properties acquired in 2007. Rental revenue from the acquired properties has been included in the Company’s results since their respective dates of acquisition.
Property operating expenses. Property operating expenses increased by $534,000, or 17.9%, for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. The increase was primarily due to operating expenses of $323,000 related to the three acquired properties mentioned above. Property operating expenses on properties owned for the full three months ended March 31, 2008 and 2007 accounted for the remaining increase of $211,000. This increase was primarily attributable to an increase in repairs and maintenance costs incurred during the period, in large part related to heating and air conditioning. In addition, real estate taxes rose as a result of an increase in the assessed value of several of the Company’s properties.
General and administrative. General and administrative costs increased $129,000, or 17.7% for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. The increase was principally due to higher compensations costs. The increase was also attributable to higher professional fees incurred during the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007.
Depreciation and amortization. Depreciation and amortization expense increased $294,000, or 10.0%, for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. The increase was principally attributable to depreciation and amortization of $368,000 related to the acquired properties mentioned above. The increase was partially offset by a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs associated with properties owned for the full three months ended March 31, 2008 and 2007.
Interest expense. Interest expense increased $547,000, or 21.4%, for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $404,000. The increase was also due to the write-off of a loan premium on one of the Company’s loans refinanced in July 2007, which accounted for $97,000 of the increase in interest expense. The loan premium, which had an unamortized balance of $1,123,000 at the time of the refinance, was amortized as an offset to interest expense during the three months ended March 31, 2007. In addition, a corporate bank loan of $1,500,000 funded during the second quarter of 2007 also attributed to the increase in interest expense.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $848,000 for the three months ended March 31, 2008, compared to $692,000 for the three months ended March 31, 2007. The increase in deferred income tax benefit for the first quarter of 2008 corresponds to the increase in loss from continuing operations for the first quarter of 2008, in comparison to the first quarter of 2007.
Minority interest. The share of loss from continuing operations for the three months ended March 31, 2008 for the holders of OP Units was $197,000, compared to a share of loss of $174,000 for the three months ended March 31, 2007. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded income from discontinued operations of $631,000 for the three months ended March 31, 2008 compared to a loss of $1,000 for the three months ended March 31, 2007. The net income for the first quarter of 2008 includes the operating results and gain on sale of Columbia. The net loss for the first quarter of 2007 represents the properties results of operations for the period.
The net loss from discontinued operations for the three months ended March 31, 2008 and 2007 are summarized below (dollars in thousands):
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007

Rental revenue	$73	$87
Total expenses	68	88

Income (loss) from discontinued operations before income tax expense and minority interest	5	(1)
Gain on sale of discontinued operations	1,141	—
Income tax expense	(421)	—
Minority interest	(94)	—

Income (loss) from discontinued operations	$631	$(1)

LIQUIDITY AND CAPITAL RESOURCES
During the first three months of 2008, the Company derived cash primarily from the collection of rents, proceeds from borrowings and the sale of a property. Major uses of cash included the payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and scheduled principal payments on borrowings.
The Company reported a net loss of $697,000 for the three months ended March 31, 2008 compared to a net loss of $1,137,000 for the three months ended March 31, 2007. These results include the following non-cash items:

	Three Months Ended
	March 31,
	2008	2007
Non-Cash Items:
Depreciation and amortization expense	$3,260	$2,976
Income tax benefit	(427)	(692)
Deferred rental income	(212)	(300)
Minority interest	(103)	(174)
Stock-based compensation expense	13	8
Amortization of loan premiums	(11)	(108)
Net cash provided by operating activities amounted to $483,000 for the three months ended March 31, 2008. The net cash provided by operating activities included $682,000 generated by property operations partially offset by a net change in operating assets and liabilities of $199,000. Net cash provided by operating activities amounted to $1,705,000 for the three months ended March 31, 2007. The net cash provided by operating activities consisted of $573,000 generated by property operations and $1,132,000 attributable to a net change in operating assets and liabilities.
Net cash provided by investing activities amounted to $1,489,000 for the three months ended March 31, 2008. This amount was comprised of proceeds of $3,014,000 (included $300,000 held in escrow for future acquisitions) received from the sale of Columbia during the first quarter of 2008, reduced by funds used for capital improvements, primarily tenant improvements, of $1,225,000. Net cash used in investing activities amounted to $2,167,000 for the three months ended March 31, 2007. Cash of $748,000 was used to acquire a 22,000 square foot industrial property and $1,419,000 was used for capital expenditures, primarily tenant improvements.
Net cash used in financing activities amounted to $2,296,000 for the three months ended March 31, 2008. Repayment of borrowings on the sale of Columbia totaled $2,218,000 and scheduled principal payments amounted to $409,000 for the three months ended March 31, 2008. Proceeds of $300,000 were generated from an additional borrowing on one of the Company’s unsecured loans. Net cash provided by financing activities amounted to $113,000 for the three months ended March 31, 2007. Proceeds of $750,000 were obtained from a short-term bank loan. The loan provided the Company with a source of funding for the acquisition of the industrial property mentioned above. Scheduled principal payments for the quarter ended March 31, 2007 amounted to $450,000.
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
The Company has a mortgage note of $1,936,000 maturing in October 2008. The Company is currently negotiating a maturity extension on the note with the lender. There is no assurance that an extension will be granted. The Company also has a $2,000,000 line of credit available if needed. The entire line was available to the Company as of March 31, 2008. Additionally, the Company had restricted cash of $3,588,000 at March 31, 2008 on deposit with the lender for its 7700 Irvine Center property, which would be released upon the completion of certain lease-up terms and conditions at the property. In April 2008, the lender released $1,779,000 of the restricted cash. The balance of $1,809,000 would be released upon the completion of certain remaining lease-up terms and conditions, which the Company anticipates meeting during the second quarter of 2008.
The Company is not in compliance with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to enforce the non-compliance matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.
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
ITEM 4T. CONTROLS AND PROCEDURES
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
There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the exercise of stock options, the Company issued 2,500 shares of Common Stock to a former director during the quarter ended March 31, 2008. The issuance was pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of $31,069 were received from the issuance. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On March 24, 2008, a report on Form 8-K was filed with respect to Item 2.02.
On March 4, 2008, a report of Form 8-K was filed with respect to Item 8.01.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: May 14, 2008	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002