Form 10-Q
period 2008-06-30
AMERICAN SPECTRUM REALTY INC
filed 2008-08-13
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 31, 2008, 1,384,598 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Real estate held for investment	$256,406	$238,053
Accumulated depreciation	(55,124)	(48,757)

Real estate held for investment, net	201,282	189,296

Real estate held for sale	—	1,996
Cash and cash equivalents	2,058	847
Restricted cash	—	3,565
Tenant and other receivables, net of allowance for doubtful accounts of$543 and $186, respectively	770	561
Deferred rents receivable	1,849	1,589
Investment in management company	4,000	4,000
Prepaid and other assets, net	13,153	10,932

Total Assets	$223,112	$212,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premium of $41 and $64, respectively	$203,076	$186,824
Liabilities related to real estate held for sale	—	2,318
Deferred tax liability	105	1,777
Accounts payable	2,459	2,822
Accrued and other liabilities	9,802	8,457

Total Liabilities	215,442	202,198

Minority interest	4,139	4,522

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,620,304 and 1,613,554 shares, respectively; outstanding, 1,384,598 and 1,378,214 shares, respectively	16	16
Additional paid-in capital	46,754	46,693
Accumulated deficit	(40,144)	(37,557)
Treasury stock, at cost, 235,706 and 235,340 shares, respectively	(3,095)	(3,086)

Total Stockholders’ Equity	3,531	6,066

Total Liabilities and Stockholders’ Equity	$223,112	$212,786

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental revenue	$8,778	$7,822	$17,042	$15,001
Interest and other income	40	21	130	58

Total revenues	8,818	7,843	17,172	15,059

EXPENSES:
Property operating expense	4,216	3,296	7,744	6,285
Corporate general and administrative	1,025	955	1,881	1,682
Depreciation and amortization	3,550	3,092	6,788	6,036
Interest expense	3,362	3,078	6,467	5,636

Total expenses	12,153	10,421	22,880	19,639

Net loss from continuing operations before deferred income tax benefit and minority interest	(3,335)	(2,578)	(5,708)	(4,580)

Deferred income tax benefit	1,165	1,092	2,013	1,784

Net loss from continuing operations before minority interest	(2,170)	(1,486)	(3,695)	(2,796)

Minority interest (share from continuing operations)	280	193	477	367

Net loss from continuing operations	(1,890)	(1,293)	(3,218)	(2,429)

Discontinued operations:
(Loss) gain from discontinued operations	—	(20)	5	(21)
Gain on sale of discontinued operations	—	—	1,141	—
Deferred income tax benefit (expense)	—	8	(421)	8
Minority interest	—	2	(94)	2

(Loss) income from discontinued operations	—	(10)	631	(11)

Net loss	$(1,890)	$(1,303)	$(2,587)	$(2,440)

Basic and diluted per share data:
Net loss from continuing operations	$(1.37)	$(0.94)	$(2.34)	$(1.77)
Income from discontinued operations	—	—	0.46	—

Net loss	$(1.37)	$(0.94)	$(1.88)	$(1.77)

Basic weighted average shares used	1,376,098	1,380,221	1,375,864	1,378,512
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2008	1,613,554	$16	$46,693	$(37,557)	$(3,086)	$6,066
Common stock repurchase					(9)	(9)
Issuance of common stock to officers and directors	4,250	—	—	—	—	—
Exercise of stock options	2,500		31			31
Stock-based compensation			30			30
Net loss				(2,587)		(2,587)

Balance, June 30, 2008	1,620,304	$16	$46,754	$(40,144)	$(3,095)	$3,531

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,587)	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,810	6,102
Deferred rental income	(260)	(284)
Minority interest	(383)	(369)
Net gain on sale of real estate asset	(1,141)	—
Stock-based compensation expense	30	21
Income tax benefit	(1,592)	(1,860)
Amortization of note payable premiums, included in interest expense	(23)	(218)
Changes in operating assets and liabilities:
Release of restricted cash	3,565	—
(Increase) decrease in tenant and other receivables	(72)	164
Increase in prepaid and other assets	(1,737)	(259)
(Decrease) increase in accounts payable	(375)	60
Increase in accrued and other liabilities	999	656

Net cash provided by operating activities	3,234	1,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	3,014	—
Real estate acquisitions	(17,250)	(26,108)
Capital improvements to real estate assets	(1,862)	(2,267)

Net cash used in investing activities:	(16,098)	(28,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	300	12,125
Proceeds from borrowings — property acquisitions	16,950	23,422
Repayment of borrowings — property sales	(2,218)	—
Repayment of borrowings — refinances	(150)	(8,067)
Repayment of borrowings — scheduled payments	(829)	(869)
Repurchase of common stock	(9)	(150)
Acquisition of minority interest in the operating partnership	—	(133)
Proceeds from exercise of stock options	31	85

Net cash provided by financing activities:	14,075	26,413

Increase (decrease) in cash and cash equivalents	1,211	(389)

Cash and cash equivalents, beginning of period	847	1,166

Cash and cash equivalents, end of period	$2,058	$777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,207	$5,651
Cash paid for income taxes	151	121
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2008, held the sole general partner interest of .98% and a limited partnership interest totaling 86.14%. As of June 30, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, four industrial properties and two retail properties. The 29 properties are located in five states.
During the six months ended June 30, 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during the six months ended June 30, 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties acquired in 2007 are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of June 30, 2008, the Company had no financial instruments requiring fair value measurement.
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
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 12.88% and 12.94% limited partnership interest in the Operating Partnership, as limited partners, at June 30, 2008 and December 31, 2007, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three and six month periods ended June 30, 2008 and June 30, 2007. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 32,813 and OP Units (other than those held by the Company) outstanding of 823,509 and 827,883

(convertible into approximately 205,877 and 206,971 shares of common stock), at June 30, 2008 and 2007, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
INCOME TAXES
In May 2006, the State of Texas enacted a margin tax which became effective in 2008. This margin tax will require each of the Company’s limited partnerships and limited liability companies that operate in Texas to pay a tax of 1.0% on their “margin” as defined in the law, beginning in 2008 based on 2007 results. The legislation revises the Texas franchise tax to create a new tax on virtually all Texas businesses. The margin tax did not have a material effect on the Company’s income tax liability.
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
As of June 30, 2008, the Company had unrecognized tax benefits of approximately $127,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at June 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2007.
NOTE 3. REAL ESTATE
ACQUISITIONS
2008
On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.
2007
In March and April 2007, the Company completed the acquisition of a multi-tenant industrial park located in Houston, Texas. The industrial park consists of approximately 400,000 leasable square feet. The park includes 12 acres of land on which the Company anticipates developing an additional 100,000 square feet of multi-tenant industrial space. The Company also acquired two retail properties located in Houston Texas in April 2007. These two properties have an aggregate rentable square footage of 76,000 feet. Acquisition costs for the three properties were primarily funded with mortgage debt, with the remainder in cash.
DISPOSITIONS
2008
During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was being held in escrow to assist the funding of a future acquisition in a tax-deferred exchange.

2007
No properties were sold during 2007.
NOTE 4. DISCONTINUED OPERATIONS
Real estate assets held for sale.
At December 31, 2007, Columbia was classified as “Real estate held for sale.” The property was sold in February 2008. No real estate assets were classified as held for sale by the Company at June 30, 2008.
The carrying amount of Columbia at December 31, 2007 is summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet	December 31, 2007
Real estate	$1,808
Other	188

Real estate assets held for sale	$1,996

Note payable	$2,222
Accounts payable	12
Accrued and other liabilities	84

Liabilities related to real estate held for sale	$2,318

Net income (loss) from discontinued operations.
The operations of discontinued operations for the three and six months ended June 30, 2008 and 2007 are summarized below (dollars in thousands):

	Three Months Ended June 30,
Condensed Consolidated Statements of Operations	2008	2007

Rental revenue	$—	$90
Total expenses	—	110

Loss from discontinued operations before gain on sale, income tax expense and minority interest	—	(20)
Income tax expense	—	8
Minority interest from discontinued operations	—	2

Loss from discontinued operations	$—	$(10)

	Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2008	2007

Rental revenue	$73	$177
Total expenses	68	198

Income (loss) from discontinued operations before gain on sale, income tax expense and minority interest	5	(21)
Gain on sale of discontinued operations	1,141	—
Income tax expense	(421)	8
Minority interest from discontinued operations	(94)	2

Income (loss) from discontinued operations	$631	$(11)

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of June 30, 2008 and December 31, 2007 (dollars in thousands):

		June 30, 2008		December 31, 2007
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Fountain View Place	4/29/2009	1,700	10.00%	—	—
Fountain View Place	4/29/2009	2,500	18.00%	—	—
Pacific Spectrum	6/10/2009	5,382	8.02%	5,422	8.02%
1501 Mockingbird	6/30/2009	302	6.00%	304	6.00%
6430 Richmond Atrium	6/30/2009	721	5.50%	726	5.50%
Morenci	12/01/2009	1,571	6.60%	1,617	6.60%
Bristol Bay	8/1/2011	7,054	7.58%	7,101	7.58%
Technology	8/1/2011	7,296	7.44%	7,346	7.44%
Creekside	12/1/2011	5,951	7.17%	5,993	7.17%
16350 Park Ten Place	5/11/2012	4,556	7.45%	4,586	7.45%
16360 Park Ten Place	5/11/2012	3,570	7.45%	3,593	7.45%
2855 Mangum	5/11/2012	2,630	7.45%	2,647	7.45%
2855 Mangum	5/11/2012	1,502	6.00%	1,531	6.00%
6430 Richmond Atrium	5/11/2012	2,208	7.45%	2,222	7.45%
Southwest Pointe	6/1/2012	2,769	7.33%	2,787	7.33%
16350 Park Ten Place	5/11/2012	503	7.45%	506	7.45%
16360 Park Ten Place	8/11/2012	394	7.45%	397	7.45%
11500 Northwest Freeway	6/1/2014	4,177	5.93%	4,208	5.93%
11500 Northwest Freeway	6/1/2014	302	5.93%	304	5.93%
5850 San Felipe	8/1/2014	5,218	5.65%	5,258	5.65%
Northwest Corporate Center	8/1/2014	5,490	6.26%	5,527	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,249	5.59%	2,266	5.59%
8300 Bissonnet	5/1/2015	4,630	5.51%	4,662	5.51%
1501 Mockingbird	7/1/2015	3,310	5.28%	3,332	5.28%
5450 Northwest Central	9/1/2015	2,695	5.38%	2,715	5.38%
800 Sam Houston Parkway	12/29/2015	2,396	6.25%	2,420	6.25%
888 Sam Houston Parkway	12/29/2015	2,396	6.25%	2,420	6.25%
2401 Fountain View	3/1/2016	12,400	5.82%	12,482	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Building	8/1/2017	45,000	5.99%	45,000	5.99%

	Subtotal	$163,222		$159,722

Variable Rate
Corporate — Unsecured (1)	1/12/2009	1,350	7.00%	1,500	8.25%
Corporate — Secured (2)	2/7/2010	1,922	8.07%	1,951	8.07%
Beltway Industrial	5/9/2010	17,000	7.00%	17,000	7.64%
Corporate — Unsecured (3)	5/31/2010	500	7.00%	200	8.25%
Northwest Spectrum Plaza	4/19/2012	3,270	4.86%	3,315	7.64%
Windrose	4/19/2012	3,031	4.86%	3,072	7.64%
Fountain View Place	4/29/2018	12,740	6.50%	—	—

	Subtotal	$39,813		$27,038
Loan Premium		41		64

	Total	$203,076		$186,824

(1)	In May 2008, the Company made a principal payment of $150,000 on the note, which reduced the principal balance to $1,350,000 and the lender extended the maturity date of the note from June 12, 2008 to January 12, 2009.

(2)	In August 2008, the lender extended the maturity date of the note from October 1, 2008 to February 7, 2010.

(3)	In March 2008, the lender extended the maturity date of the note from May 31, 2008 to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.

In April 2008, in connection with the acquisition of Fountain View Place, an office property in Houston, Texas, the Company obtained new mortgage debt of $16,940,000. The debt is comprised of three loans; i) a $12,740,000 ten-year bank loan which bears interest at a fixed rate of 6.5% per annum, ii) a $1,700,000 one-year junior loan from the same bank which bears interest at a fixed rate of 10% per annum, and iii) a $2,500,000 one-year junior loan from a private firm, which bears interest at a rate of 18% per annum. The $2,500,000 loan contains an option to extend maturity for two six-month terms.
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
NOTE 6. MINORITY INTEREST
OP Units (other than those held by the Company) of 823,509 (convertible into approximately 205,877 shares of common stock) were outstanding as of June 30, 2008.
During the six months ended June 30, 2008, no OP Units were redeemed for cash or exchanged for stock.
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
In April 2008, 366 shares were repurchased in a private transaction for $9,143, or $24.98 per share.
During 2007, a total of 8,590 shares were repurchased in open market transactions, increasing the total number of shares repurchased under the program to 122,206 as of December 31, 2007. The total cost of the 8,590 shares repurchased amounted to $211,000 at an average price of $24.60 per share inclusive of transaction fees.
NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of June 30, 2008, 111,314 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
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
Total stock-based compensation expense recognized for the three months ended June 30, 2008 and 2007 amounted to $17,000, or $.01 per share and $13,000, or $.01 per share, respectively. Total stock-based compensation expense recognized for the six months ended June 30, 2008 and 2007 amounted to $30,000, or $.02 per share and $27,000, or $.02 per share, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.
Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the six months ended June 30, 2008, 2,500 options were exercised. Cash of $31,069 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2008	32,813	$24.07
Granted	—	—
Forfeited	(938)	$14.86
Exercised	(2,500)	$12.43	$30,181

Outstanding on June 30, 2008	29,375	$23.93	$610,875

Exercisable as of June 30, 2008	27,813	$24.25	$575,156

The following table summarizes certain information for stock options outstanding on June 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 — $12.20	12,500	5.8 years	$10.66
$18.25 — $27.16	11,250	6.2 years	$20.65
$60.00 — $60.00	5,625	3.3 years	$60.00
The following table summarizes certain information for stock options exercisable on June 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Exercisable	Life	Price
$8.10 — $12.20	12,500	5.8 years	$10.66
$18.25 — $27.16	9,688	5.9 years	$21.03
$60.00 — $60.00	5,625	3.3 years	$60.00
A summary of the status of the Company’s nonvested stock options as of January 1, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2008	5,000	$9.00
Granted	—	—
Vested	(2,500)	$8.50
Forfeited	(938)	$8.67

Nonvested at June 30, 2008	1,562	$10.00

As of June 30, 2008, there was $13,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining vesting period of approximately one year.

Restricted Stock
In May 2008 Company issued 4,250 shares of Common Stock to its officers and directors under the Plan. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.
During the three months ended June 30, 2008 and 2007, compensation expense of $12,000 and $5,000, respectively, was recognized for restricted shares. During the six months ended June 30, 2008 and 2007, compensation expense of $21,000 and $5,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of January 1, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2008	4,250	$22.75
Granted	4,250	$25.00
Vested	(1,413)	$22.75
Forfeited	—	—

Nonvested at June 30, 2008	7,087	$24.10

As of June 30, 2008, there was $161,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.5 years.
NOTE 9. RELATED PARTY TRANSACTIONS
During 2007, the Company entered into a lease agreement with Galardi Group for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. John N. Galardi, a principal stockholder and director of the Company, is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five year term. The annual base rent due to the Company pursuant to the lease is $504,081 over the term of the lease.
The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between 0.25% and 0.75% (depending on the nature of the guarantee) of the outstanding balance of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Company accrued $65,000 for the six months ended June 2008 related to the Guarantee Fee for the 2008 year.
As disclosed in the Company’s proxy statement for its 2008 annual meeting, three directors (Mr. Carden, Mr. Galardi and Timothy R. Brown) adopted a 10b5-1 trading plan in December 2007 to jointly purchase up to 300,000 shares of ASR stock, commencing December 26, 2007; to date, they have jointly purchased 73,604 shares.

NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is aware that one of its properties may contain hazardous substances above reportable levels. The property is located in the State of Indiana. The Company retained an environmental expert that developed a clean up and monitoring plan that has been approved by the State of Indiana. In 2005, the Company accrued $75,000 for the future environmental cleanup and monitoring, of which the majority has been spent. The Company does not anticipate that remaining clean up costs will be material.
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2008, held the sole general partner interest of 0.98% and a limited partnership interest totaling 86.14%. As of June 30, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, four industrial properties and two retail properties. The 29 properties are located in five states.
During the six months ended June 30, 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during the six months ended June 30, 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties acquired in 2007 are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
The properties held for investment by the Company were 88% occupied at June 30, 2008 and June 30, 2007. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
In the accompanying financial statements, the results of operations for Columbia are shown in the section “Discontinued operations”. Columbia was classified as “Real estate held for sale” at December 31, 2007. As such, the revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Item 1.
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
Investment in Real Estate Assets
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
Allocation of Purchase Price of Acquired Assets
Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, Business Combinations), and allocates the purchase price to the acquired assets and assumed liabilities. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.
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
Sales of Real Estate Assets
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

RESULTS OF OPERATIONS
Discussion of the three months ended June 30, 2008 and 2007.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	June 30,	June 30,	Variance
	2008	2007	$	%

Rental revenue	$8,778,000	$7,822,000	$956,000	12.2%
Operating expenses:
Property operating expenses	4,216,000	3,296,000	920,000	27.9%
General and administrative	1,025,000	955,000	70,000	7.3%
Depreciation and amortization	3,550,000	3,092,000	458,000	14.8%
Interest expense	3,362,000	3,078,000	284,000	9.2%
Rental revenue. Rental revenue increased $956,000, or 12.2%, for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. This increase was primarily attributable to $654,000 in revenue generated from one office property acquired during the second quarter of 2008 and two retail properties and one industrial property acquired during the second quarter of 2007. Greater revenues from properties owned for the full three months ended June 30, 2008 and June 30, 2007 accounted for the remaining increase of $302,000. The increase in revenue from the properties owned for the full three months ended June 30, 2008 and June 30, 2007 was primarily due to increases in rental rates and lease termination revenue. The increase was also attributable to a reduction in rent concessions. The weighted average occupancy of the Company’s properties was 88% as of June 30, 2008.
Property operating expenses. Property operating expenses increased by $920,000, or 27.9%, for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. The increase was partially due to operating expenses of $410,000 related to the four acquired properties mentioned above. Property operating expenses on properties owned for the full three months ended June 30, 2008 and 2007 accounted for the remaining increase of $510,000. This increase was in large part attributable to higher electricity rates and an increase in repairs and maintenance costs when compared to the same period in the prior year. The increase was also due to a increase in bad debt expense incurred during the period.
General and administrative. General and administrative costs increased $70,000, or 7.3%, for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. The increase was principally due to professional fees incurred during the second quarter of 2008 related to a potential investment opportunity. The increase was also attributable to an increase in other professional fees, primarily accounting and tax.
Depreciation and amortization. Depreciation and amortization expense increased $458,000, or 14.8%, for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. The increase was principally attributable to depreciation and amortization of $427,000 related to the acquired properties mentioned above. The increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs incurred between periods.
Interest expense. Interest expense increased $284,000, or 9.2%, for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $212,000. The increase was also due to the write-off of a loan premium on one of the Company’s loans refinanced in July 2007, which also contributed to the increase in interest expense. The loan premium, which had an unamortized balance of $1,123,000 at the time of the refinance, was amortized as an offset to interest expense during the three months ended June 30, 2007.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $1,165,000 for the three months ended June 30, 2008, compared to $1,092,000 for the three months ended June 30, 2007. The increase in deferred income tax benefit for the second quarter of 2008 corresponds to the increase in loss from continuing operations for the second quarter of 2008, in comparison to the second quarter of 2007.

Minority interest. The share of loss from continuing operations for the three months ended June 30, 2008 for the holders of OP Units was $280,000, compared to a share of loss of $193,000 for the three months ended June 30, 2007. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discussion of the six months ended June 30, 2008 and 2007.
The following table shows a comparison of rental revenues and certain expenses for the six months ended:

	June 30,	June 30,	Variance
	2008	2007	$	%

Rental revenue	$17,042,000	$15,001,000	$2,041,000	13.6%
Operating expenses:
Property operating expenses	7,744,000	6,285,000	1,459,000	23.2%
General and administrative	1,881,000	1,682,000	199,000	11.8%
Depreciation and amortization	6,788,000	6,036,000	752,000	12.5%
Interest expense	6,467,000	5,636,000	831,000	14.7%
Rental revenue. Rental revenue increased $2,041,000, or 13.6%, for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. This increase was primarily attributable to $1,258,000 in revenue generated from one office property acquired during the second quarter of 2008 and two retail properties and one industrial property acquired during the second quarter of 2007. Greater revenues from properties owned for the full six months ended June 30, 2008 and June 30, 2007 accounted for the remaining increase of $783,000. The increase in revenue from the properties owned for the full six months ended June 30, 2008 and June 30, 2007 was primarily due to increases in rental rates and a reduction in rent concessions. The increase was also attributable to higher lease termination revenue. The increase was partially offset by a decrease in occupancy, which on a weighted average basis decreased from 89% for the six months ended June 30, 2007 to 86% for the six months ended June 30, 2008. The weighted average occupancy of the Company’s properties was 88% as of June 30, 2008.
Property operating expenses. Property operating expenses increased by $1,459,000, or 23.2%, for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. The increase was partially due to operating expenses of $738,000 related to the four acquired properties mentioned above. Property operating expenses on properties owned for the full six months ended June 30, 2008 and 2007 accounted for the remaining increase of $721,000. This increase was partially attributable to an increase in repairs and maintenance costs and electricity rates. The increase was also due to an increase in bad debt expense incurred during the period. Furthermore, real estate taxes rose as a result of an increase in the assessed value of several of the Company’s properties.
General and administrative. General and administrative costs increased $199,000, or 11.8%, for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. The increase was partially due to professional fees incurred during the second quarter of 2008 related to a potential investment opportunity. The increase was also attributable to an increase other professional fees, primarily accounting and tax. Compensation costs were also increased during the period in comparison to the same period in the prior year.
Depreciation and amortization. Depreciation and amortization expense increased $752,000, or 12.5%, for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. The increase was principally attributable to depreciation and amortization of $795,000 related to the acquired properties mentioned above. The increase was partially offset by a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs associated with properties owned for the full six months ended June 30, 2008 and 2007.
Interest expense. Interest expense increased $831,000, or 14.7%, for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $616,000. The increase was also due to the write-off of a loan premium on one of the Company’s loans refinanced in July 2007, which accounted for

$194,000 of the increase in interest expense. The loan premium, which had an unamortized balance of $1,123,000 at the time of the refinance, was amortized as an offset to interest expense during the six months ended June 30, 2007.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $2,013,000 for the six months ended June 30, 2008, compared to $1,784,000 for the six months ended June 30, 2007. The increase in deferred income tax benefit for the six months ended June 30, 2008 corresponds to the increase in loss from continuing operations for the six months ended June 30 2008, in comparison to the six months ended June 30, 2007.
Minority interest. The share of loss from continuing operations for the six months ended June 30, 2008 for the holders of OP Units was $477,000, compared to a share of loss of $367,000 for the six months ended June 30, 2007. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded income from discontinued operations of $631,000 for the six months ended June 30, 2008 compared to a loss of $11,000 for the six months ended June 30, 2007. The income for the six months ended June 30, 2008 includes the operating results and gain on sale of Columbia. Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, was sold in March 2008. The loss for the six months ended June 30, 2007 represents Columbia’s results of operations for the period.
LIQUIDITY AND CAPITAL RESOURCES
During the first six months of 2008, the Company derived cash primarily from the collection of rents, proceeds from borrowings, the sale of a property and the release of restricted cash. Major uses of cash included the acquisition of one property, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and scheduled principal payments on borrowings.
The Company reported a net loss of $2,587,000 for the six months ended June 30, 2008 compared to a net loss of $2,440,000 for the six months ended June 30, 2007. These results include the following non-cash items:

	Six Months Ended June 30,
	2008	2007
Non-Cash Items:
Depreciation and amortization expense	$6,810	$6,102
Income tax benefit	(1,592)	(1,860)
Deferred rental income	(260)	(284)
Minority interest	(383)	(369)
Stock-based compensation expense	30	21
Amortization of loan premiums	(23)	(218)
Net cash provided by operating activities amounted to $3,234,000 for the six months ended June 30, 2008. The net cash provided by operating activities included the release of restricted cash of $3,565,000, $854,000 generated by property operations, offset by a net increase in operating assets and liabilities of $1,185,000. Net cash used by operating activities amounted to $1,573,000 for the six months ended June 30, 2007. The net cash provided by operating activities consisted of $952,000 generated by property operations and $621,000 attributable to a net decrease in operating assets and liabilities.
Net cash used in investing activities amounted to $16,098,000 for the six months ended June 30, 2008. Cash of $17,250,000 was used to acquire one office property and $1,862,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia during the period. Net cash used in investing activities amounted to $28,375,000 for the six months ended June 30, 2007. Cash of $26,108,000 was used to acquire two retail properties and an industrial property. In addition, cash of $2,267,000 was used for capital expenditures, primarily tenant improvements.

Net cash provided by financing activities amounted to $14,075,000 for the six months ended June 30, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property and $300,000 from an additional borrowing on an unsecured loan. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $829,000 and other principal repayments of $150,000. Net cash provided by financing activities amounted to $26,413,000 for the six months ended June 30, 2007. Proceeds from borrowings totaled $12,125,000, which included a $6,400,000 new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $8,067,000 and scheduled principal payments amounted to $869,000 for the six months ended June 30, 2007.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, proceeds from the sale of assets and refinancing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations if all leasing projections are met.
The Company has loans totaling $11,955,000, maturing over the next twelve months, of which $10,605,000 is secured and $1,350,000 is unsecured. One of the secured loans, with a balance of $2,500,000, contains an option to extend maturity for two six-month terms. Based on uncertainties with the current credit market and the Company’s historical losses and current debt level, there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.
The Company has a $2,000,000 line of credit available if needed. The entire line was available to the Company as of June 30, 2008. The line of credit expires in April 2009. The line can be extended from time to time if mutually agreed upon by the lender and the Company.
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
There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2008, the Company issued a total of 4,250 shares of Common Stock to its officers and directors pursuant to the Company’s Omnibus Stock Option Incentive Plan. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
Company Purchases of Equity Securities

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased (1)	Paid per Share	Programs	Plans or Programs
April 1-30, 2008	366	$24.98	—	—
May 1-31, 2008	—	—	—	—
June 1-30, 2008	—	—	—	—

Total	366	$24.98	—	—

(1)	Represents shares purchased in a private transaction.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 annual meeting of stockholders was held on May 13, 2008. The matters on which the stockholders voted, in person or by proxy, were (i) to elect five directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and (ii) to ratify the selection of Hein & Associates LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2008. The results of the voting are shown below:
Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld

Timothy R. Brown	1,177,402	6,294
William J. Carden	1,176,934	6,762
John N. Galardi	1,176,960	6,736
William W. Geary, Jr.	1,177,402	6,294
Presley E. Werlein, III	1,177,340	6,356
Ratify the selection of Hein & Associates LLP as independent auditors:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

1,178,413	3,021	2,263

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On May 14, 2008, a report on Form 8-K was filed with respect to Item 2.02.
On May 1, 2008, a report of Form 8-K was filed with respect to Item 8.01.
SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: August 13, 2008	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002