Form 10-Q/A
period 2008-06-30
AMERICAN SPECTRUM REALTY INC
filed 2008-10-08
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) for the three and six months ended June 30, 2008 is being filed to correct a classification error in the Cash Flow section of ASR’s Consolidated Condensed Financial Statements and the related disclosures.
As discussed in Note 11, “Restatement,” of the notes to the accompanying Consolidated Condensed Financial Statements in this Form 10-Q/A, the correction of this error from previously reported information for the six months ended June 30, 2008 has resulted in a change in the Cash Flows from Operating Activities and Cash Flows from Financing Activities along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations discussion.
This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007 and subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certificates from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Real estate held for investment	$256,406	$238,053
Accumulated depreciation	(55,124)	(48,757)

Real estate held for investment, net	201,282	189,296

Real estate held for sale	—	1,996
Cash and cash equivalents	2,058	847
Restricted cash	—	3,565
Tenant and other receivables, net of allowance for doubtful accounts of $543 and $186, respectively	770	561
Deferred rents receivable	1,849	1,589
Investment in management company	4,000	4,000
Prepaid and other assets, net	13,153	10,932

Total Assets	$223,112	$212,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premium of $41 and $64, respectively	$203,076	$186,824
Liabilities related to real estate held for sale	—	2,318
Deferred tax liability	105	1,777
Accounts payable	2,459	2,822
Accrued and other liabilities	9,802	8,457

Total Liabilities	215,442	202,198

Minority interest	4,139	4,522

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,620,304 and 1,613,554 shares, respectively; outstanding, 1,384,598 and 1,378,214 shares, respectively	16	16
Additional paid-in capital	46,754	46,693
Accumulated deficit	(40,144)	(37,557)
Treasury stock, at cost, 235,706 and 235,340 shares, respectively	(3,095)	(3,086)

Total Stockholders’ Equity	3,531	6,066

Total Liabilities and Stockholders’ Equity	$223,112	$212,786

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

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008
	(Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,587)	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,810	6,102
Deferred rental income	(260)	(284)
Minority interest	(383)	(369)
Net gain on sale of real estate asset	(1,141)	—
Stock-based compensation expense	30	21
Income tax benefit	(1,592)	(1,860)
Amortization of note payable premiums, included in interest expense	(23)	(218)
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(72)	164
Increase in prepaid and other assets	(1,737)	(259)
(Decrease) increase in accounts payable	(375)	60
Increase in accrued and other liabilities	999	656

Net cash (used by) provided by operating activities	(331)	1,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	3,014	—
Real estate acquisitions	(17,250)	(26,108)
Capital improvements to real estate assets	(1,862)	(2,267)

Net cash used in investing activities:	(16,098)	(28,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	300	12,125
Proceeds from borrowings – property acquisitions	16,950	23,422
Repayment of borrowings – property sales	(2,218)	—
Repayment of borrowings – refinances	(150)	(8,067)
Repayment of borrowings – scheduled payments	(829)	(869)
Repurchase of common stock	(9)	(150)
Acquisition of minority interest in the operating partnership	—	(133)
Proceeds from exercise of stock options	31	85
Release of restricted cash	3,565	—

Net cash provided by financing activities:	17,640	26,413

Increase (decrease) in cash and cash equivalents	1,211	(389)

Cash and cash equivalents, beginning of period	847	1,166

Cash and cash equivalents, end of period	$2,058	$777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,207	$5,651
Cash paid for income taxes	151	121
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
The carrying amount of Columbia at December 31, 2007 is summarized below (dollars in thousands).

Condensed Consolidated Balance Sheet	December 31, 2007
Real estate	$1,808
Other	188

Real estate assets held for sale	$1,996

Note payable	$2,222
Accounts payable	12
Accrued and other liabilities	84

Liabilities related to real estate held for sale	$2,318

Net income (loss) from discontinued operations.
The operations of discontinued operations for the three and six months ended June 30, 2008 and 2007 are summarized below (dollars in thousands):

	Three Months Ended June 30,
Condensed Consolidated Statements of Operations	2008	2007

Rental revenue	$—	$90
Total expenses	—	110

Loss from discontinued operations before gain on sale, income tax expense and minority interest	—	(20)
Income tax expense	—	8
Minority interest from discontinued operations	—	2

Loss from discontinued operations	$—	$(10)

	Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2008	2007

Rental revenue	$73	$177
Total expenses	68	198

Income (loss) from discontinued operations before gain on sale, income tax expense and minority interest	5	(21)
Gain on sale of discontinued operations	1,141	—
Income tax expense	(421)	8
Minority interest from discontinued operations	(94)	2

Income (loss) from discontinued operations	$631	$(11)

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of June 30, 2008 and December 31, 2007 (dollars in thousands):

		June 30, 2008		December 31, 2007
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Fountain View Place	4/29/2009	1,700	10.00%	—	—
Fountain View Place	4/29/2009	2,500	18.00%	—	—
Pacific Spectrum	6/10/2009	5,382	8.02%	5,422	8.02%
1501 Mockingbird	6/30/2009	302	6.00%	304	6.00%
6430 Richmond Atrium	6/30/2009	721	5.50%	726	5.50%
Morenci	12/01/2009	1,571	6.60%	1,617	6.60%
Bristol Bay	8/1/2011	7,054	7.58%	7,101	7.58%
Technology	8/1/2011	7,296	7.44%	7,346	7.44%
Creekside	12/1/2011	5,951	7.17%	5,993	7.17%
16350 Park Ten Place	5/11/2012	4,556	7.45%	4,586	7.45%
16360 Park Ten Place	5/11/2012	3,570	7.45%	3,593	7.45%
2855 Mangum	5/11/2012	2,630	7.45%	2,647	7.45%
2855 Mangum	5/11/2012	1,502	6.00%	1,531	6.00%
6430 Richmond Atrium	5/11/2012	2,208	7.45%	2,222	7.45%
Southwest Pointe	6/1/2012	2,769	7.33%	2,787	7.33%
16350 Park Ten Place	5/11/2012	503	7.45%	506	7.45%
16360 Park Ten Place	8/11/2012	394	7.45%	397	7.45%
11500 Northwest Freeway	6/1/2014	4,177	5.93%	4,208	5.93%
11500 Northwest Freeway	6/1/2014	302	5.93%	304	5.93%
5850 San Felipe	8/1/2014	5,218	5.65%	5,258	5.65%
Northwest Corporate Center	8/1/2014	5,490	6.26%	5,527	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,249	5.59%	2,266	5.59%
8300 Bissonnet	5/1/2015	4,630	5.51%	4,662	5.51%
1501 Mockingbird	7/1/2015	3,310	5.28%	3,332	5.28%
5450 Northwest Central	9/1/2015	2,695	5.38%	2,715	5.38%
800 Sam Houston Parkway	12/29/2015	2,396	6.25%	2,420	6.25%
888 Sam Houston Parkway	12/29/2015	2,396	6.25%	2,420	6.25%
2401 Fountain View	3/1/2016	12,400	5.82%	12,482	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Building	8/1/2017	45,000	5.99%	45,000	5.99%

	Subtotal	$163,222		$159,722

Variable Rate
Corporate – Unsecured (1)	1/12/2009	1,350	7.00%	1,500	8.25%
Corporate – Secured (2)	2/7/2010	1,922	8.07%	1,951	8.07%
Beltway Industrial	5/9/2010	17,000	7.00%	17,000	7.64%
Corporate – Unsecured (3)	5/31/2010	500	7.00%	200	8.25%
Northwest Spectrum Plaza	4/19/2012	3,270	4.86%	3,315	7.64%
Windrose	4/19/2012	3,031	4.86%	3,072	7.64%
Fountain View Place	4/29/2018	12,740	6.50%	—	—

	Subtotal	$39,813		$27,038
Loan Premium		41		64

	Total	$203,076		$186,824

(1)	In May 2008, the Company made a principal payment of $150,000 on the note, which reduced the principal balance to $1,350,000 and the lender extended the maturity date of the note from June 12, 2008 to January 12, 2009.

(2)	In August 2008, the lender extended the maturity date of the note from October 1, 2008 to February 7, 2010.

(3)	In March 2008, the lender extended the maturity date of the note from May 31, 2008 to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.

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
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2008	32,813	$24.07
Granted	—	—
Forfeited	(938)	$14.86
Exercised	(2,500)	$12.43	$30,181

Outstanding on June 30, 2008	29,375	$23.93	$610,875

Exercisable as of June 30, 2008	27,813	$24.25	$575,156

The following table summarizes certain information for stock options outstanding on June 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$8.10 - $12.20	12,500	5.8 years	$10.66
$18.25 - $27.16	11,250	6.2 years	$20.65
$60.00 - $60.00	5,625	3.3 years	$60.00
The following table summarizes certain information for stock options exercisable on June 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Exercisable	Life	Price
$8.10 - $12.20	12,500	5.8 years	$10.66
$18.25 - $27.16	9,688	5.9 years	$21.03
$60.00 - $60.00	5,625	3.3 years	$60.00
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
NOTE 11. RESTATEMENT
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, the Company determined that its Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2008 contained an error in classification of the release of restricted cash. As a result, the Company has corrected the accompanying Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2008. The correction affects the classification of the release of restricted cash and the subtotals of cash flows from operating and financing activities presented in the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2008 but it has no impact on the Net Increase (Decrease) in Cash and Cash Equivalents set forth in that Statement. The correction does not affect the Company’s Consolidated Condensed Balance Sheet as of June 30, 2008 or its Consolidated Condensed Statement of Operations as of and for the three and six months ended June 30, 2008.
The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Statement of Cash Flows (dollars in thousands):

	As
	Previously
Statement of Cash Flows for the Six Months Ended June 30, 2008	Reported	Adjustment	Restated
Cash Flows from Operating Activities:
Release of restricted cash	$3,565	$(3,565)	$—
Net cash used in operating activities	3,234	(3,565)	(331)

Cash Flows from Financing Activities:
Release of restricted cash	—	3,565	3,565
Net cash used in financing activities	14,075	3,565	17,640
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
Net cash used in operating activities amounted to $331,000 for the six months ended June 30, 2008. The net cash used in operating activities consisted of a net increase in operating assets and liabilities of $1,185,000, partially offset by $854,000 generated by property operations. Net cash provided by operating activities amounted to $1,573,000 for the six months ended June 30, 2007. The net cash provided by operating activities consisted of $952,000 generated by property operations and $621,000 attributable to a net decrease in operating assets and liabilities.
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
Net cash provided by financing activities amounted to $17,640,000 for the six months ended June 30, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $300,000 from an additional borrowing on an unsecured loan and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $829,000 and other principal repayments of $150,000. Net cash provided by financing activities amounted to $26,413,000 for the six months ended June 30, 2007. Proceeds from borrowings totaled $12,125,000, which included a $6,400,000 new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $8,067,000 and scheduled principal payments amounted to $869,000 for the six months ended June 30, 2007.
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
AMERICAN SPECTRUM REALTY, INC.

Date: October 8, 2008	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2008	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002