Form 10-Q
period 2008-09-30
AMERICAN SPECTRUM REALTY INC
filed 2008-11-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 31, 2008, 1,384,598 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Real estate held for investment	$257,630	$238,053
Accumulated depreciation	(58,469)	(48,757)

Real estate held for investment, net	199,161	189,296

Real estate held for sale	—	1,996
Cash and cash equivalents	1,420	847
Restricted cash	—	3,565
Tenant and other receivables, net of allowance for doubtful accounts of $714 and $186, respectively	726	561
Deferred rents receivable	1,887	1,589
Deferred tax asset	1,316	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	13,600	10,932

Total Assets	$222,110	$212,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, including premium of $30 and $64, respectively	$202,814	$186,824
Liabilities related to real estate held for sale	—	2,318
Deferred tax liability	—	1,777
Accounts payable	2,964	2,822
Accrued and other liabilities	11,150	8,457

Total Liabilities	216,928	202,198

Minority interest	3,815	4,522

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,620,304 and 1,613,554 shares, respectively; outstanding, 1,384,598 and 1,378,214 shares, respectively	16	16
Additional paid-in capital	46,774	46,693
Accumulated deficit	(42,328)	(37,557)
Treasury stock, at cost, 235,706 and 235,340 shares, respectively	(3,095)	(3,086)

Total Stockholders’ Equity	1,367	6,066

Total Liabilities and Stockholders’ Equity	$222,110	$212,786

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental revenue	$9,082	$7,745	$26,164	$22,746
Interest and other income	32	54	162	112

Total revenues	9,114	7,799	26,326	22,858

EXPENSES:
Property operating expense	4,958	3,679	12,740	9,964
Corporate general and administrative	854	863	2,735	2,545
Depreciation and amortization	3,686	3,407	10,474	9,443
Interest expense	3,501	3,262	9,968	8,898

Total expenses	12,999	11,211	35,917	30,850

OTHER LOSS:
Loss on extinguishment of debt	—	(2,413)	—	(2,413)

Total other loss	—	(2,413)	—	(2,413)

Net loss from continuing operations before deferred income tax benefit and minority interest	(3,885)	(5,825)	(9,591)	(10,405)

Deferred income tax benefit	1,376	2,151	3,389	3,935

Net loss from continuing operations before minority interest	(2,509)	(3,674)	(6,202)	(6,470)

Minority interest (share from continuing operations)	323	475	800	842

Net loss from continuing operations	(2,186)	(3,199)	(5,402)	(5,628)

Discontinued operations:
(Loss) gain from discontinued operations	—	(5)	5	(26)
Gain on sale of discontinued operations	—	—	1,141	—
Deferred income tax benefit (expense)	—	2	(421)	10
Minority interest	—	0	(94)	2

(Loss) income from discontinued operations	—	(3)	631	(14)

Net loss	$(2,186)	$(3,202)	$(4,771)	$(5,642)

Basic and diluted per share data:
Net loss from continuing operations	$(1.59)	$(2.32)	$(3.93)	$(4.08)
Income (loss) from discontinued operations	—	—	0.46	(0.01)

Net loss	$(1.59)	$(2.32)	$(3.47)	$(4.09)

Basic weighted average shares used	1,376,098	1,380,093	1,375,942	1,379,039
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total Equity

Balance, January 1, 2008	1,613,554	$16	$46,693	$(37,557)	$(3,086)	$6,066
Common stock repurchase					(9)	(9)
Issuance of common stock to officers and directors	4,250	—	—	—	—	—
Exercise of stock options	2,500		31			31
Stock-based compensation			50			50
Net loss				(4,771)		(4,771)

Balance, September 30, 2008	1,620,304	$16	$46,774	$(42,328)	$(3,095)	$1,367

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,771)	$(5,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,497	9,542
Deferred rental income	(298)	(236)
Minority interest	(706)	(844)
Net gain on sale of real estate asset	(1,141)	—
Loss on extinguishment of debt	—	2,413
Stock-based compensation expense	50	36
Income tax benefit	(2,968)	(4,047)
Amortization of note payable premiums, included in interest expense	(34)	(262)
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(28)	83
Increase in prepaid and other assets	(2,526)	(1,355)
Increase (decrease) in accounts payable	130	(279)
Increase in accrued and other liabilities	2,302	1,369

Net cash provided by operating activities	507	778

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	3,014	—
Real estate acquisitions	(17,250)	(26,140)
Capital improvements to real estate assets	(3,086)	(3,044)

Net cash used in investing activities:	(17,322)	(29,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	470	53,566
Proceeds from borrowings — property acquisitions	16,950	23,422
Repayment of borrowings — property sales	(2,218)	—
Repayment of borrowings — refinances	(150)	(44,523)
Repayment of borrowings — scheduled payments	(1,250)	(3,268)
Repurchase of common stock	(9)	(211)
Acquisition of minority interest in the operating partnership	(1)	(145)
Proceeds from exercise of stock options	31	85
Release of restricted cash	3,565	—

Net cash provided by financing activities:	17,388	28,926

Increase in cash and cash equivalents	573	520

Cash and cash equivalents, beginning of period	847	1,166

Cash and cash equivalents, end of period	$1,420	$1,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,593	$8,906
Cash paid for income taxes	151	325
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2008, held the sole general partner interest of .98% and a limited partnership interest totaling 86.14%. As of September 30, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, four industrial properties and two retail properties. The 29 properties are located in five states.
During the nine months ended September 30, 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during the nine months ended September 30, 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties acquired in 2007 are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for acquisitions. Currently, ASRM leases and manages approximately 1.2 million square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.
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
NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141, Business Combinations (“SFAS No. 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after this date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of September 30, 2008, the Company had no financial instruments requiring fair value measurement.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. In accordance with SFAS No. 160, effective January 1, 2009, the Company’s minority interest balance, which at September 30, 2008 was $3,815,000, will be included in Stockholders’ Equity as required.
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
MINORITY INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 12.88% and 12.94% limited partnership interest in the Operating Partnership, as limited partners, at September 30, 2008 and December 31, 2007, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three and nine month periods ended September 30, 2008 and September 30, 2007. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 32,813 and OP Units (other than those held by the Company) outstanding of 823,388 and 823,509 (convertible into approximately 205,847 and 205,877 shares of common stock), at September 30, 2008 and 2007, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
INCOME TAXES
In May 2006, the State of Texas enacted a margin tax which became effective in 2008. This margin tax required each of the Company’s limited partnerships and limited liability companies that operate in Texas to pay a tax of 1.0% on their “margin” as defined in the law, beginning in 2008 based on 2007 results. The legislation revised the Texas franchise tax to create a new tax on virtually all Texas businesses. The margin tax has not had a material effect on the Company’s income tax liability.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 with was no material effect on its financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
As of September 30, 2008, the Company had unrecognized tax benefits of approximately $127,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at September 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2007.

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
DISPOSITIONS
2008
During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.
2007
No properties were sold during 2007.
NOTE 4. DISCONTINUED OPERATIONS
Real estate assets held for sale.
At December 31, 2007, Columbia was classified as “Real estate held for sale.” The property was sold in February 2008. No real estate assets were classified as held for sale by the Company at September 30, 2008.
The carrying amount of Columbia at December 31, 2007 is summarized below (dollars in thousands).

Consolidated Condensed Balance Sheet	December 31, 2007
Real estate	$1,808
Other	188

Real estate assets held for sale	$1,996

Note payable	$2,222
Accounts payable	12
Accrued and other liabilities	84

Liabilities related to real estate held for sale	$2,318

Net income (loss) from discontinued operations.
The operations of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are summarized below (dollars in thousands):

	Three Months Ended September 30,
Consolidated Condensed Statements of Operations	2008	2007

Rental revenue	$—	$88
Total expenses	—	93

Loss from discontinued operations before income tax benefit and minority interest	—	(5)
Income tax benefit	—	2
Minority interest from discontinued operations	—	—

Loss from discontinued operations	$—	$(3)

	Nine Months Ended September 30,
Consolidated Condensed Statements of Operations	2008	2007

Rental revenue	$73	$265
Total expenses	68	291

Income (loss) from discontinued operations before gain on sale, income tax (expense) benefit and minority interest	5	(26)
Gain on sale of discontinued operations	1,141	—
Income tax (expense) benefit	(421)	10
Minority interest from discontinued operations	(94)	2

Income (loss) from discontinued operations	$631	$(14)

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of September 30, 2008 and December 31, 2007 (dollars in thousands):

		September 30, 2008		December 31, 2007
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Fountain View Place	4/29/2009	1,700	10.00%	—	—
Fountain View Place	4/29/2009	2,500	18.00%	—	—
Pacific Spectrum	6/10/2009	5,361	8.02%	5,422	8.02%
1501 Mockingbird	6/30/2009	301	6.00%	304	6.00%
6430 Richmond Atrium	6/30/2009	718	5.50%	726	5.50%
Morenci	12/01/2009	1,547	6.60%	1,617	6.60%
Corporate — Secured (1)	2/7/2010	1,947	7.50%	1,951	8.07%
Bristol Bay	8/1/2011	7,030	7.58%	7,101	7.58%
Technology	8/1/2011	7,271	7.44%	7,346	7.44%
Creekside	12/1/2011	5,930	7.17%	5,993	7.17%
16350 Park Ten Place	5/11/2012	4,542	7.45%	4,586	7.45%
16360 Park Ten Place	5/11/2012	3,559	7.45%	3,593	7.45%
2855 Mangum	5/11/2012	2,622	7.45%	2,647	7.45%
2855 Mangum	5/11/2012	1,487	6.00%	1,531	6.00%
6430 Richmond Atrium	5/11/2012	2,201	7.45%	2,222	7.45%
Southwest Pointe	6/1/2012	2,760	7.33%	2,787	7.33%
16350 Park Ten Place	5/11/2012	501	7.45%	506	7.45%
16360 Park Ten Place	8/11/2012	393	7.45%	397	7.45%
11500 Northwest Freeway	6/1/2014	4,162	5.93%	4,208	5.93%
11500 Northwest Freeway	6/1/2014	301	5.93%	304	5.93%
5850 San Felipe	8/1/2014	5,198	5.65%	5,258	5.65%
Northwest Corporate Center	8/1/2014	5,471	6.26%	5,527	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,241	5.59%	2,266	5.59%
8300 Bissonnet	5/1/2015	4,614	5.51%	4,662	5.51%
1501 Mockingbird	7/1/2015	3,299	5.28%	3,332	5.28%
5450 Northwest Central	9/1/2015	2,685	5.38%	2,715	5.38%
800 Sam Houston Parkway	12/29/2015	2,384	6.25%	2,420	6.25%
888 Sam Houston Parkway	12/29/2015	2,384	6.25%	2,420	6.25%
2401 Fountain View	3/1/2016	12,360	5.82%	12,482	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Building	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,706	6.50%	—	—

	Subtotal	$177,525		$161,673

Variable Rate
Corporate — Unsecured (2)	1/12/2010	1,350	7.00%	1,500	8.25%
Beltway Industrial (3)	5/9/2010	17,170	7.00%	17,000	7.64%
Corporate — Unsecured (4)	5/31/2010	500	7.00%	200	8.25%
Northwest Spectrum Plaza	4/19/2012	3,238	4.86%	3,315	7.64%
Windrose	4/19/2012	3,001	4.86%	3,072	7.64%

	Subtotal	$25,259		$25,087
Loan Premium		30		64

	Total	$202,814		$186,824

(1)	In August 2008, the lender extended the maturity date of the note from October 1, 2008 to February 7, 2010. The interest rate changed from a variable rate to a 7.50% fixed rate.

(2)	In May 2008, the Company made a principal payment of $150,000 on the note, which reduced the principal balance to $1,350,000 and the lender extended the maturity date of the note from June 12, 2008 to January 12, 2009. In October 2008, the Company made a principal payment of $150,000 on the note which reduced the principal balance to $1,200,000 and the lender extended the maturity date of the note from January 12, 2009 to January 12, 2010.

(3)	In August 2008, the lender funded the Company $170,000 for capital expenditures incurred at the property. An additional $205,000 in unfunded principal is currently available for future capital expenditures.

(4)	In March 2008, the lender extended the maturity date of the note from May 31, 2008 to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.
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
NOTE 6. NET LOSS ON EXTINGUISHMENT OF DEBT
During the second quarter of 2007, the Company recorded a loss on extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,536,000, partially offset by the write-off of unamortized loan premium of $1,123,000.
The net loss on extinguishment of debt is included in other loss in the consolidated statements of operations.
NOTE 7. MINORITY INTEREST
In accordance with SFAS No. 160, effective January 1, 2009 and more fully described in Note 1, the Company’s minority interest balance, which at September 30, 2008 was $3,815,000, will be included in Stockholders’ Equity as required.
OP Units (other than those held by the Company) of 823,388 (convertible into approximately 205,847 shares of common stock) were outstanding as of September 30, 2008.
During the nine months ended September 30, 2008, 121 OP Units were redeemed for cash of approximately $1,000. No OP Units were exchanged for stock during the nine months ended September 30, 2008.
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
NOTE 9. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of September 30, 2008, 111,314 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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
Total stock-based compensation expense recognized for the three months ended September 30, 2008 and 2007 amounted to $20,000, or $.01 per share and $15,000, or $.01 per share, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 amounted to $50,000, or $.04 per share and $36,000, or $.03 per share, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.
Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the nine months ended September 30, 2008, 2,500 options were exercised. Cash of $31,069 was received from the exercise of these options.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2008	32,813	$24.07
Granted	—	—
Forfeited	(938)	$14.86
Exercised	(2,500)	$12.43	$30,181

Outstanding on September 30, 2008	29,375	$23.93	$406,625

Exercisable as of September 30, 2008	27,813	$24.25	$384,344

The following table summarizes certain information for stock options outstanding on September 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$ 8.10 — $12.20	12,500	5.5 years	$10.66
$18.25 — $27.16	11,250	6.0 years	$20.65
$60.00 — $60.00	5,625	3.0 years	$60.00
The following table summarizes certain information for stock options exercisable on September 30, 2008:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Exercisable	Life	Price
$ 8.10 — $12.20	12,500	5.5 years	$10.66
$18.25 — $27.16	9,688	5.7 years	$21.03
$60.00 — $60.00	5,625	3.0 years	$60.00

A summary of the status of the Company’s nonvested stock options as of January 1, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2008	5,000	$9.00
Granted	—	—
Vested	(2,500)	$8.50
Forfeited	(938)	$8.67

Nonvested at September 30, 2008	1,562	$10.00

As of September 30, 2008, there was $9,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining vesting period of approximately eight months.
Restricted Stock
In May 2008 Company issued 4,250 shares of Common Stock to its officers and directors under the Plan. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.
During the three months ended September 30, 2008 and 2007, compensation expense of $17,000 and $15,000, respectively, was recognized for restricted shares. During the nine months ended September 30, 2008 and 2007, compensation expense of $38,000 and $21,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of January 1, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2008	4,250	$22.75
Granted	4,250	$25.00
Vested	(1,413)	$22.75
Forfeited	—	—

Nonvested at September 30, 2008	7,087	$24.10

As of September 30, 2008, there was $144,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.1 years.
NOTE 10. RELATED PARTY TRANSACTIONS
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
The Company pays a guarantee fee to William J. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is the Chief Executive Officer, a director and a principal stockholder of the Company. The Guarantors are paid an annual guarantee fee equal to between 0.25% and 0.75% (depending on the nature of the guarantee) of the outstanding balance of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Company accrued $81,000 for the nine months ended September 2008 related to the Guarantee Fee for the 2008 year.
As disclosed in the Company’s proxy statement for its 2008 annual meeting, three directors (Mr. Carden, Mr. Galardi and Timothy R. Brown) adopted a 10b5-1 trading plan in December 2007 to jointly purchase up to 300,000 shares of ASR stock, commencing December 26, 2007; to date, they have jointly purchased 86,455 shares.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is currently in the process of filing property insurance claims related to Hurricane Ike, which affected the greater Houston area in September 2008. The Company has accrued a $500,000 liability for damages related to this matter. The accrual represents the Company’s aggregate insurance deductible. Currently, the Company cannot accurately determine the amount of insurance proceeds it may to receive in excess of the deductible.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2008, held the sole general partner interest of 0.98% and a limited partnership interest totaling 86.14%. As of September 30, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, four industrial properties and two retail properties. The 29 properties are located in five states.
The properties owned by the Company were 85% occupied at September 30, 2008 compared to 87% at September 30, 2007. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
During the nine months ended September 30, 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during the nine months ended September 30, 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired a 400,000 square foot industrial park and two retail properties aggregating 76,000 square feet. All three properties acquired in 2007 are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.

American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for acquisitions. Currently, ASRM leases and manages approximately 1.2 million square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
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
The Company intends to continue to seek to acquire additional properties in its core markets of Texas, California and Arizona and further reduce its non-core assets while focusing on an aggressive leasing program during the remainder of 2008.
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
RESULTS OF OPERATIONS
Discussion of the three months ended September 30, 2008 and 2007.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	September 30,	September 30,	Variance
	2008	2007	$	%

Rental revenue	$9,082,000	$7,745,000	$1,337,000	17.3%
Operating expenses:
Property operating expenses	4,958,000	3,679,000	1,279,000	34.8%
General and administrative	854,000	863,000	(9,000)	(1.0%)
Depreciation and amortization	3,686,000	3,407,000	279,000	8.2%
Interest expense	3,501,000	3,262,000	239,000	7.3%
Rental revenue. Rental revenue increased $1,337,000, or 17.3%, for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007. This increase was in large part attributable to $838,000 in revenue generated from an office property acquired during the second quarter of 2008. Greater revenues from properties owned for the full three months ended September 30, 2008 and September 30, 2007 accounted for the remaining increase of $499,000. The increase in revenue from the properties owned for the full three months ended September 30, 2008 and September 30, 2007 was primarily due to increases in rental rates and lease termination revenue. The increase was partially offset by a decrease in occupancy. The weighted average occupancy of the Company’s properties was 85% for the three months ended September 2008 compared to 88% for the three months ended September 30, 2007.
Property operating expenses. Property operating expenses increased by $1,279,000, or 34.8%, for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007. The increase was partially due to operating expenses of $369,000 related to the acquired property mentioned above. Property operating expenses on properties owned for the full three months ended September 30, 2008 and 2007 accounted for the remaining increase. During the third quarter of 2008, the Company accrued a $500,000 liability for damages related to Hurricane Ike. The accrual represents the Company’s insurance aggregate insurance deductible related to this matter. The increase in property operating expenses was also in large part due to higher electricity rates incurred during the three months ended September 30, 2008. Further, janitorial costs and bad debt expense rose during the quarter.
General and administrative. General and administrative costs decreased $9,000, or 1.0%, for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007. The increase was principally due to higher professional fees incurred during the third quarter of 2008, primarily audit and consulting costs.
Depreciation and amortization. Depreciation and amortization expense increased $279,000, or 8.2%, for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007.

The increase was principally attributable to depreciation and amortization of $295,000 related to the acquired properties mentioned above. The increase was partially offset by a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs associated with properties owned for the full three months ended September 30, 2008 and 2007.
Interest expense. Interest expense increased $239,000, or 7.3%, for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007. The increase was primarily due to interest expense of $425,000 attributable to the acquired property mentioned above. The increase was partially offset by a reduction in interest expense of $186,000 related to debt on other properties, including the payback of a $2,000,000 secured line of credit in the third quarter of 2007.
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
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $1,376,000 for the three months ended September 30, 2008, compared to $2,151,000 for the three months ended September 30, 2007. The decrease in deferred income tax benefit for the third quarter of 2008 corresponds to the decrease in loss from continuing operations for the third quarter of 2008, in comparison to the third quarter of 2007.
Minority interest. The share of loss from continuing operations for the three months ended September 30, 2008 for the holders of OP Units was $323,000, compared to a share of loss of $475,000 for the three months ended September 30, 2007. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discussion of the nine months ended September 30, 2008 and 2007.
The following table shows a comparison of rental revenues and certain expenses for the nine months ended:

	September 30,	September 30,	Variance
	2008	2007	$	%

Rental revenue	$26,164,000	$22,746,000	$3,418,000	15.0%
Operating expenses:
Property operating expenses	12,740,000	9,964,000	2,776,000	27.9%
General and administrative	2,735,000	2,545,000	190,000	7.5%
Depreciation and amortization	10,474,000	9,443,000	1,031,000	10.9%
Interest expense	9,968,000	8,898,000	1,070,000	12.0%
Rental revenue. Rental revenue increased $3,418,000, or 15.0%, for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. This increase was primarily attributable to $2,096,000 in revenue generated from one office property acquired during the second quarter of 2008 and two retail properties and one industrial property acquired during the second quarter of 2007. Greater revenues from properties owned for the full nine months ended September 30, 2008 and September 30, 2007 accounted for the remaining increase of $1,322,000. The increase in revenue from the properties owned for the full nine months ended September 30, 2008 and September 30, 2007 was primarily due to increases in rental rates and a reduction in rent concessions. The increase was also attributable to higher lease termination revenue. The increase was partially offset by a decrease in occupancy, which on a weighted average basis decreased from 89% for the nine months ended September 30, 2007 to 86% for the nine months ended September 30, 2008.
Property operating expenses. Property operating expenses increased by $2,776,000, or 27.9%, for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. The increase was partially due to operating expenses of $1,107,000 related to the four acquired properties mentioned above. Property operating expenses on properties owned for the full nine months ended September 30, 2008 and 2007 accounted for the remaining increase of $1,669,000. During the nine months ended September 30, 2008, the Company accrued a $500,000 liability for damages related to Hurricane Ike. The accrual represents the Company’s insurance aggregate insurance deductible related to this matter. The increase in operating expenses was also attributable to higher electricity rates, maintenance and repair costs and bad debt expense incurred during the nine months ended September 30, 2008. Furthermore, real estate taxes rose as a result of an increase in the assessed value of several of the Company’s properties.
General and administrative. General and administrative costs increased $190,000, or 7.5%, for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. The increase was partially due to professional fees incurred during the nine months ended September 30, 2008 related to a potential investment opportunity. The increase was also attributable to an increase in other professional fees, primarily audit and consulting. Compensation costs were also increased for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007.
Depreciation and amortization. Depreciation and amortization expense increased $1,031,000, or 10.9%, for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. The increase was principally attributable to depreciation and amortization of $1,090,000 related to the acquired properties mentioned above. The increase was partially offset by a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs associated with properties owned for the full nine months ended September 30, 2008 and 2007.
Interest expense. Interest expense increased $1,070,000, or 12.0%, for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. The increase was primarily due to interest expense associated with the acquired properties mentioned above of $1,041,000. The remaining increase of $29,000 was attributable to properties owned for the full nine months ended September 30, 2008 and 2007.
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
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $3,389,000 for the nine months ended September 30, 2008, compared to $3,935,000 for the nine months ended September 30, 2007. The decrease in deferred income tax benefit for the nine months ended September 30, 2008 corresponds to the decrease in loss from continuing operations for the nine months ended September 30 2008, in comparison to the nine months ended September 30, 2007.
Minority interest. The share of loss from continuing operations for the nine months ended September 30, 2008 for the holders of OP Units was $800,000, compared to a share of loss of $842,000 for the nine months ended September 30, 2007. The minority interest represents the approximate 13% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded income from discontinued operations of $631,000 for the nine months ended September 30, 2008 compared to a loss of $14,000 for the nine months ended September 30, 2007. The income for the nine months ended September 30, 2008 includes the operating results and gain on sale of Columbia. Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, was sold in March 2008. The loss for the nine months ended September 30, 2007 represents Columbia’s results of operations for the period.
LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2008, the Company derived cash primarily from the collection of rents, proceeds from borrowings, the sale of a property and the release of restricted cash. Major uses of cash included the acquisition of one property, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and scheduled principal and interest payments on borrowings.

The Company reported a net loss of $4,771,000 for the nine months ended September 30, 2008 compared to a net loss of $5,642,000 for the nine months ended September 30, 2007. These results include the following non-cash items:

	Nine Months Ended
	September 30,
	2008	2007
Non-Cash Items:
Depreciation and amortization expense	$10,497	$9,542
Income tax benefit	(2,968)	(4,047)
Deferred rental income	(298)	(236)
Minority interest	(706)	(844)
Stock-based compensation expense	50	36
Amortization of loan premiums	(34)	(262)
Net cash provided by operating activities amounted to $507,000 for the nine months ended September 30, 2008. The net cash provided by operating activities included $629,000 generated by property operations, partially offset by an increase in net operating assets and liabilities of $122,000. Net cash provided by operating activities amounted to $778,000 for the nine months ended September 30, 2007. The net cash provided by operating activities included $960,000 generated by property operations partially offset by an increase in net operating assets and liabilities of $182,000.
Net cash used in investing activities amounted to $17,322,000 for the nine months ended September 30, 2008. Cash of $17,250,000 was used to acquire one office property and $3,086,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia during the period. Net cash used in investing activities amounted to $29,184,000 for the nine months ended September 30, 2007. Cash of $26,140,000 was used to acquire two retail properties and an industrial property. In addition, cash of $3,044,000 was used for capital expenditures, primarily tenant improvements.
Net cash provided by financing activities amounted to $17,388,000 for the nine months ended September 30, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $470,000 from other borrowings and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $1,250,000 and other principal repayments of $150,000. Net cash provided by financing activities amounted to $28,926,000 for the nine months ended September 30, 2007. Proceeds from borrowings totaled $53,566,000, which included a new loan on an office property located in Irvine, California and a new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $44,523,000 and scheduled principal payments amounted to $3,268,000 for the nine months ended September 30, 2007.
The current credit crisis and related turmoil in the global financial system may have an impact on the Company’s liquidity and capital resources. The continuation of the credit crisis or a downturn in the United States or global economy could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.
The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, proceeds from the sale of properties and refinancing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations if all leasing projections are met.
The Company has loans totaling $10,580,000, maturing over the next twelve months. One of the loans, with a balance of $2,500,000, contains an option to extend maturity for two six-month terms. Because of uncertainties with the current credit crisis, the Company’s current debt level and historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.
The Company has a $2,000,000 line of credit available if needed. The entire line was available to the Company as of September 30, 2008. The line of credit expires in April 2009. The line can be extended from time to time if mutually agreed upon by the lender and the Company.
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
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management’s beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the 2001 consolidation transaction; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current global financial crisis; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, as well as factors set forth elsewhere in this Report on Form 10-Q.
ITEM 4T. CONTROLS AND PROCEDURES
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 1A. RISK FACTORS
The following additional risk factors have been added to the risk factors previously disclosed in the Company’s latest annual report on Form 10-K.
The global financial crisis may have an impact on the Company’s business and financial condition.
The current credit crisis and related turmoil in the global financial system may have an impact on the Company’s business, including its liquidity, financial condition and results of operations. The continuation of the credit crisis or a downturn in the United States or global economy could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties. Further, the effect of this crisis on the Company’s tenants may lead to bankruptcies and vacancies at the Company’s properties. Any of these effects could have a material adverse effect on the Company’s financial condition and results of operations.
Delisting could have an adverse effect on the value of the Company’s stock.
As reported in Form 8-K filed September 22, 2008, the Company was notified by the American Stock Exchange LLC (“the Exchange”) that it has fallen below the continued listing criteria due to not maintaining the level of stockholders’ equity required by Sections 1003(a)(ii) and (iii) of the Exchange Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange that demonstrated its Company’s ability to regain compliance by February 17, 2010. The Company submitted its plan October 16, 2008. As of the date of the filing of this quarterly report on Form 10-Q, the Company has not received a response from the Exchange. Should the plan not be accepted by the Exchange Listing Qualifications Department, the Company will be subject to delisting proceedings as set forth in the Exchange Company Guide. A delisting could have an effect on the marketability of the Company’s stock and on its value.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On September 22, 2008, a report on Form 8-K was filed with respect to Item 3.02.
On September 15, 2008, a report of Form 8-K was filed with respect to Item 8.01.
On September 9, 2008, a report of Form 8-K was filed with respect to Item 8.01.
On August 13, 2008, a report of Form 8-K was filed with respect to Item 2.02.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: November 13, 2008	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002