Form 10-K
period 2008-12-31
AMERICAN SPECTRUM REALTY INC
filed 2009-03-16
CIK 1121783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785
American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland (State or other jurisdiction of incorporation or organization)	52-2258674 (I.R.S. Employer Identification No.)
2401 Fountain View, Suite 510 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

(713) 706-6200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	NYSE Alternext US

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29,685,161. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 662,507 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of February 28, 2009, 1,404,199 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 8, 2009, which will be filed on or before April 30, 2009.

PART I

ITEM 1.	BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2008, held an interest of 87.12% (consisting of the sole general partner interest and a limited partnership interest). As of December 31, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.

During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired two industrial parks aggregating 448,000 square feet and a 28,000 square foot retail property. All three properties are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.

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

The Company is the sole general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power to manage and conduct the business of the Operating Partnership under its partnership agreement. The Company’s interest in the Operating Partnership entitles it to share in any cash distributions from, and in profits and losses of, the Operating Partnership. If the Company receives any distributions from the Operating Partnership, it intends, in turn, if permitted by law, to pay dividends to its common stockholders in a total amount equal to the total amount of distributions received. The properties are owned by the Operating Partnership through subsidiary limited partnerships or limited liability companies.

Holders, other than the Company, of limited partnership interests in the Operating Partnership (“OP Units”) have the option to redeem their units and to receive, at the option of the Company, in exchange for each four OP Units (i) one share of Common Stock of the Company, or (ii) cash equal to the market value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued. (This four-to-one ratio is the result of the Company’s one-for-four reverse stock split in 2004).

The current credit crisis, related turmoil in the global financial system and the recent downturn in the United States economy may have an impact on the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn economy could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. The Company also received proceeds of $1,600,000 on December 31, 2008 from the issuance of preferred stock, which may be used as working capital. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, proceeds from the sale of properties and refinancing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations if all leasing projections are met.

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

Employees

As of December 31, 2008, ASR employed 40 individuals, including on-site property management and maintenance personnel.

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

The Company filed insurance claims in 2008 related to Hurricane Ike, which affected the greater Houston area in September 2008, and related to a fire at one of its Houston areas properties. The Company has incurred $3,200,000 for property damage related to these matters, which includes actual expenditures incurred in 2008 for repairs and its aggregate insurance deductible of $510,000 related to these claims. The Company has recorded a corresponding receivable for its insurance claims. The Company is still assessing damages related to these claims and is in the process of filing additional claims for damages related to Hurricane Ike. Settlements are expected to be reached during the second quarter of 2009. The Company does not anticipate its total out-of- pocket costs will exceed its $510,000 deductible and related consulting fees.

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

Acquisitions

In April 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Acquisition costs for the property were funded with new mortgage debt and proceeds generated from the February 2008 sale of its Columbia property, described below.

Dispositions

In February 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina.

Company Website

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.americanspectrum.com.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request.

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

The Company has incurred losses from continuing operations in each of the three years ended December 31, 2008. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

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

Over the next three years, leases which constitute approximately 63% of the square footage of the Company’s total rentable square footage of properties owned will expire. In addition, 15% of the Company’s total rentable square footage was vacant as of December 31, 2008. The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could adversely affect its ability to made distributions and the market price of its Common Stock.

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

The global financial crisis and recent downturn in the United States economy may have an impact on the Company’s business and financial condition.

The current credit crisis, related turmoil in the global financial system and recent downturn in the United States economy may have an impact on the Company’s business, including its liquidity, financial condition and results of operations. The continuation of the credit crisis and/or the economic downturn could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties. Further, effect of the crisis and/or the economic downturn on the Company’s tenants may lead to defaults, bankruptcies and/or vacancies at the Company’s properties. Any of these effects could have a material adverse effect on the Company’s financial condition and results of operations.

Delisting could have an adverse effect on the value of the Company’s stock.

As reported in Form 8-K filed September 22, 2008, the Company was notified by the NYSE Alternext US (“the Exchange”) that it has fallen below the continued listing criteria due to not maintaining the level of stockholders’ equity required by Sections 1003(a)(ii) and (iii) of the Exchange Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange that demonstrated its Company’s ability to regain compliance by February 17, 2010. The Company submitted its plan October 16, 2008. As reported in Form 8-K filed December 8, 2008, the Company was notified by the Exchange that its plan had been accepted by the Exchange Listing Qualifications Department. During the period through February 17, 2010, the Exchange staff periodically will review the Company’s implementation of the strategies described in the plan. Failure by the Company to make progress consistent with the plan or to regain compliance with the Exchange’s continued listing standards by February 17, 2010 could result in the initiation of proceedings to delist the Company’s common stock from the Exchange. A delisting could have an effect on the marketability of the Company’s stock and on its value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Location and Type of the Company’s Properties

At December 31, 2008 the Company owned 29 properties which consisted of 23 office, five industrial and one retail property located in four geographic regions in five states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2008. All properties listed below are encumbered by debt.

		Total Gross	Percent of
		Leasable	Gross	Rented		Rent per
		Area	Leasable Area	Square	Annualized	Square
Property/State	Type	(Square Feet)	Occupied(1)	Feet	Net Rent(2)	Foot(3)
					(In thousands)

Arizona/California Region
7700 Irvine Center, CA	Office	209,121	96%	200,756	$6,141	$30.59
Bristol Bay, CA	Office	50,073	96%	48,241	1,226	25.41
Creekside Office, CA	Office	47,810	59%	28,382	672	23.68
Pacific Spectrum, AZ	Office	71,112	85%	60,675	974	16.06

Arizona/California Region Total		378,116	89%	338,054	9,013	26.66

Upper Midwest Region
Northwest Corporate Center, MO	Office	86,894	65%	56,079	949	16.91
Morenci Professional Park, IN	Industrial	105,600	74%	78,000	481	6.17

Upper Midwest Region Total		192,494	70%	134,079	1,430	10.66

Texas Region
888 Sam Houston Parkway, TX	Office	45,485	98%	44,695	680	15.22
800 Sam Houston Parkway, TX	Office	42,733	96%	41,114	596	14.50
11500 Northwest Freeway, TX	Office	80,899	89%	71,657	1,129	15.76
5450 Northwest Central, TX	Office	56,290	83%	46,575	709	15.23
5850 San Felipe, TX	Office	101,882	87%	88,900	1,557	17.52
8100 Washington, TX	Office	44,060	48%	21,082	280	13.28
8300 Bissonnet, TX	Office	90,962	91%	83,033	1,018	12.26
12000 Westheimer, TX	Office	58,041	96%	55,841	934	16.74
16350 Park Ten Place, TX	Office	73,280	99%	72,170	1,282	17.76
16360 Park Ten Place, TX	Office	68,634	100%	68,634	1,181	17.20
2401 Fountain View, TX	Office	174,223	91%	158,146	3,026	19.13
2470 Gray Falls Drive, TX	Office	41,273	98%	40,414	585	14.49
2855 Mangum, TX	Office	72,029	93%	66,734	980	14.69
14741 Yorktown, TX	Office	93,912	100%	93,912	850	9.05
1501 Mockingbird, TX	Office	70,255	89%	62,811	894	14.24
6420 Richmond Atrium, TX	Office	77,444	85%	65,759	978	14.87
6430 Richmond Atrium, TX	Office	44,198	88%	39,026	563	14.44
Fountain View Place I & II	Office	177,416	93%	165,679	2,546	15.36
Windrose, TX	Retail	28,000	21%	6,000	120	20.00
Beltway Industrial, TX	Industrial	389,720	93%	360,320	1,926	5.35
Northwest Spectrum, TX	Industrial	48,000	78%	37,440	301	8.03
Southwest Pointe, TX	Industrial	101,056	85%	85,587	662	7.73
Technology, TX	Industrial	118,413	17%	19,775	238	12.00

Texas Region Total		2,098,205	86%	1,795,304	23,035	12.83

Total/Weighted Average		2,668,815	85%	2,267,437	$33,478	$14.76

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2008.

(2)	Represents base rent at December 31, 2008 for occupied square footage.

(3)	Represents Annualized Net Rent divided by Rented Square Feet.

For the year ended December 31, 2008, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2008, is included as part of Schedule III in Item 15.

Office Properties

At December 31 2008, the Company owned 23 office properties with total rentable square footage of 1,878,026. The office properties range in size from 41,273 square feet to 209,121 square feet, and have remaining lease terms ranging from less than one to 12 years.

The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2008, the weighted average occupancy of the office properties was 90%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2008, was $17.71 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2009(2)	400	460,000		$9,157		29%
2010	239	405,991		7,509		24%
2011	134	289,298		5,648		18%
2012	35	132,285		2,479		8%
2013	35	196,823		3,703		11%
Thereafter	16	243,803		3,114		10%

Total	859	1,728,200	(3)	$31,610	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2008, and thus differs from annualized net rent in the preceding table, which is based on 2008 rents.

Industrial Properties

At December 31, 2008, the Company owned five industrial properties aggregating 762,789 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing and range in size from 48,000 square feet to 389,720 square feet. As of December 31, 2008, multiple tenants occupied all four of the industrial properties. As of December 31, 2008, the weighted average occupancy of the industrial properties was 76%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2008, was $6.21 as of such date.

The industrial properties have leases whose remaining terms range from less than one to five years. Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases. Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties’ operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

INDUSTRIAL PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
				(In thousands)

2009(2)	74	265,162		$2,097		46%
2010	34	181,538		1,390		31%
2011	25	84,247		554		12%
2012	5	25,600		260		6%
2013	9	26,982		250		5%
Thereafter	—	—		—		—

Total	147	583,529	(3)	$4,551	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2008, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2008 rents.

Retail Property

At December 31, 2008, the Company owned one retail property with rentable square footage of 28,000. The property was acquired in 2007. This property, which was completed in 2008, is located in Houston, Texas. The center’s first lease, which consists of 6,000 square feet leased to a medical clinic, commenced in May 2008. This lease has a five year term. The lease requires the tenant to reimburse the Company for increases in certain building operating costs over a base amount. As of December 31, 2008, the occupancy of the retail property was 21%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2008, was $20.00 as of such date.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

RETAIL PROPERTIES

LEASE EXPIRATIONS

		Rented Square		Annual Base		Percentage of Total
	Number of	Footage Subject		Rent Under		Annual Base Rent
	Expiring	to Expiring		Expiring		Represented by
Expiration Year	Leases	Leases		Leases		Expiring Leases(1)
(In thousands)

2009(2)	—	—		$—		—
2010	—	—		—		—
2011	—	—		—		—
2012	—	—		—		—
2013	1	6,000		150		100%
Thereafter	—	—		—		—

Total	1	6,000	(3)	$150	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	Includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2008, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2008 rents.

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of the holders of the Company’s common stock, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the NYSE Alternext US under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the NYSE Alternext US.

	Common Stock
	High	Low

2008
First Quarter	$28.49	$22.01
Second Quarter	47.61	24.50
Third Quarter	44.25	31.20
Fourth Quarter	33.00	24.70
2007
First Quarter	$28.75	$23.26
Second Quarter	27.77	20.75
Third Quarter	20.79	17.70
Fourth Quarter	23.75	16.75

Holders

The approximate number of holders of the shares of the Company’s Common Stock was 3,056 as of February 28, 2009.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2008 or 2007.

The Company’s Board of Directors has a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of dividends on Common Stock.

Unregistered Sales of Equity Securities

On December 31, 2008, the Company issued 55,172 shares of non-voting Series A Preferred Stock (“Preferred Stock”). The Preferred Stock was sold for $29 a share, or a total of $1.6 million, and will bear cumulative dividends at a rate of 15% per year payable quarterly. The Preferred Stock was sold to the following individuals: William J. Carden, Chairman of the Board, President and CEO, and John N. Galardi and Timothy R. Brown, Directors. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011 at the original issue price, plus any accrued and unpaid dividends. The Preferred Stock is entitled to a liquidation preference equal to the original issue price, plus any accrued and unpaid dividends or, in the case of a liquidation after 12/31/11, the greater of such amount or the amount a share of common stock would hypothetically be entitled to upon liquidation. The proceeds from the sale of the Preferred Stock may be used to pay down debt and/or as working capital by the Company.

During 2008, the Company issued a total of 4,250 restricted shares of Common Stock to its officers and directors. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.

During 2008, the Company issued 2,500 shares of Common Stock to a former director in connection with the exercise of stock options. The issuance was pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of approximately $31,000 were received from the issuance.

During 2007, the Company issued a total of 4,750 restricted shares of Common Stock to its officers and directors. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.

During 2007, the Company issued 3,125 shares of Common Stock to Mr. Carden, in connection with the exercise of stock options. The issuance was pursuant to the Company’s Omnibus Stock Option Incentive Plan. Proceeds of approximately $85,000 were received from the issuance.

The issuances of Common Stock were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

The following table provides information as of December 31, 2008 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
Number of Securities	Weighted Average	for Future Issuance
to Be Issued	Per Share	Under Equity Compensation
Upon Exercise of	Exercise Price of	Plan (Excluding Securities
Outstanding Options	Outstanding Options	Reflected in First Column)

29,375	$23.93	111,314

See Note 13 — Stock Option and Restricted Share Plans — in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2008, held an interest of 87.12% (consisting of the sole general partner interest a limited partnership interest). As of December 31, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.

During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired two industrial parks aggregating 448,000 square feet and a 28,000 square foot retail property. All three properties are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.

In the accompanying financial statements, the results of operations for Columbia are shown in the section “Discontinued operations” and Columbia was classified as “Real estate held for sale” at December 31, 2007. The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

The Company’s properties were 85% occupied at December 31, 2008 and December 31, 2007. The weighted average occupancy for 2008 was 86%, compared to 88% for 2007. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

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

The Company intends to continue to seek to acquire additional properties in core markets and further reduce its non-core assets while focusing on an aggressive leasing program during 2009.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives are as follows:

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

Under SFAS No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that the Company considered are: that future anticipated property sales will produce more than enough taxable income to realize the deferred tax asset; taxable income projections in future years; and whether the carryfoward period is so brief that it would limit realization of tax benefits. Based on the Company’s evaluation of the evidence the Company has not provided a valuation allowance against its deferred tax assets for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2008	2007	$	%

Rental revenue	$34,870,000	$30,300,000	4,570,000	15.1%
Operating expenses:
Property operating expenses	17,028,000	13,681,000	3,347,000	24.5%
General and administrative	3,790,000	3,470,000	320,000	9.2%
Depreciation and amortization	14,308,000	13,204,000	1,104,000	8.4%
Interest expense	13,464,000	12,087,000	1,377,000	11.4%

Rental revenue.  Rental revenue increased $4,570,000, or 15.1%, for the year ended December 31, 2008 in comparison to the year ended December 31, 2007. This increase was attributable to $2,924,000 in revenue generated from one office property acquired during the second quarter of 2008 and one retail property and two industrial properties acquired during the second quarter of 2007. The increase was also attributable to $1,647,000 in greater revenues from properties owned for the full years ended December 31, 2008 and December 31, 2007. The increase in revenue from properties owned for the full years ended December 31, 2008 and December 31, 2007 was primarily due to increases in rental rates, escalation revenue and lease termination revenue. The increase was partially offset by a decrease in occupancy, which on a weighted average basis decreased from 88% for the year ended December 31, 2007 to 86% for the year ended 2008. As of December 31, 2008 and 2007, the Company’s properties were 85% occupied. Rental revenue from the four properties acquired in 2007 and 2008 is included in the Company’s results from their respective dates of acquisition.

Property operating expenses.  The increase of $3,347,000, or 24.5%, was in large part attributable to additional operating expenses of $1,426,000 related to the four acquired properties mentioned above. Properties owned for the full years ended December 31, 2008 and 2007 accounted for the remaining increase of $1,921,000. In 2008, the Company accrued $500,000 for property damage related to Hurricane Ike. The accrual represents the Company’s aggregate insurance deductible related to this matter. The increase in property operating expenses was also due to higher electricity rates and bad debt expense incurred during the year ended December 31, 2008. Furthermore, real estate taxes rose as a result of an increase in the assessed value of several of the Company’s properties. The Company also experienced an increase in maintenance and repair costs for the year ended December 31, 2008 when compared to the year ended December 31, 2007.

General and administrative.  General and administrative costs increased $320,000, or 9.2%, for the year ended December 2008 in comparison to the year ended December 31, 2007. The increase was partially due to professional fees incurred during the year ended December 31, 2008 related to a potential investment opportunity and due to an increase in other professional fees. The increase was also due to the moving of the corporate headquarters during the fourth quarter of 2008. An increase in compensation costs for the year ended December 31, 2008 in comparison to the year ended December 31, 2007 also attributed to the increase.

Depreciation and amortization.  Depreciation and amortization expense increased $1,104,000, or 8.4%, for the year ended December 31, 2008 in comparison to the year ended December 31, 2007. The increase was primarily attributable to depreciation and amortization of $1,393,000 related to the four properties acquired in 2007 and 2008. The increase was partially offset by a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs associated with properties owned for the full year ended December 31, 2008 and 2007.

Interest expense.  Interest expense increased $1,377,000, or 11.4%, for the year ended December 31, 2008 in comparison to the year ended December 31, 2007. The increase was in large part attributable to interest expense associated with the four properties acquired during 2007 and 2008, which accounted for $1,460,000 of the increase. The increase was partially offset by a reduction in interest expense of $83,000 related to debt on other properties, including the payback of a $2,000,000 secured line of credit in the third quarter of 2007.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $5,160,000 for the year ended December 31, 2008, compared to $4,318,000 for the year ended December 31, 2007. The increase in deferred income tax benefit for the year ended December 31, 2008 corresponds to the increase in loss from continuing operations for the year ended December 31, 2008, in comparison to the year ended December 31, 2007.

Minority interest.  The share of loss from continuing operations for the year ended December 31, 2008 for the holders of OP Units was $1,077,000 compared to $1,073,000 for the year ended December 31, 2007. The 2008 loss represents an average of 12.9% limited partner interest in the Operating Partnership not held by the Company during 2008. The 2007 loss represents an average of 13.0% limited partner interest in the Operating Partnership not held by the Company during 2007.

Loss on extinguishment of debt.  During 2007, the Company recorded a loss on extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,536,000, partially offset by the write-off of unamortized loan premium of $1,123,000.

Discontinued operations.  The Company recorded income from discontinued operations of $631,000 for the year months ended December 31, 2008, compared to a loss of $16,000 for the year ended December 31, 2007. The income for the year ended December 31, 2007 includes the operating results and gain on sale of Columbia. Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, was sold in March 2008. The loss for the year ended December 31, 2007 represents Columbia’s results of operations for the period.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, the Company derived cash primarily from the collection of rents, proceeds from borrowings, the sale of a property, the release of restricted cash and proceeds from the issuance of preferred stock. Major uses of cash included the acquisition of one property, payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and scheduled principal and interest payments on borrowings.

During the years ended December 31, 2008 and 2007, the Company reported net losses of $6,643,000 and $8,774,000, respectively. These results include the following non-cash items:

	Years Ended December 31,
	2008	2007

Non-Cash Items:
Depreciation and amortization	$14,331	$13,339
Loss on extinguishment of debt	—	2,413
Stock-based compensation expense	70	49
Minority interest	(979)	(1,308)
Deferred income taxes	(4,775)	(4,330)
Deferred rental income	(280)	(65)
Amortization of loan premiums	(46)	(273)

Net cash provided by operating activities amounted to $1,015,000 for the year ended December 31, 2008. The net cash provided by operating activities included $537,000 generated by property operations and net change in operating assets and liabilities of $478,000. Net cash provided by operating activities amounted to $2,236,000 for the year ended December 31, 2007. The net cash provided by operating activities included $1,051,000 generated by property operations and net change in operating assets and liabilities of $1,185,000.

Net cash used in investing activities amounted to $18,150,000 for the year ended December 31, 2008. Cash of $17,250,000 was used to acquire one office property. In addition, cash of $3,914,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia during the year. Net cash used in investing activities amounted to $30,589,000 for the year ended December 31, 2007. Cash of $26,140,000 was used to acquire a retail property and two industrial properties. In addition, cash of $4,449,000 was used for capital expenditures, primarily tenant improvements.

Net cash provided by financing activities amounted to $18,380,000 for the year ended December 31, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $1,600,000 from the issuance of preferred stock, $470,000 from other borrowings and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $1,707,000 and other principal repayments of $300,000. Net cash provided by financing activities amounted to $28,034,000 for the year ended December 31, 2007. Proceeds from borrowings totaled $53,560,000, which included a new loan on an office property located in Irvine, California and a new loan on an office property located in Houston, Texas. Other borrowings of $23,422,000 were obtained primarily to assist with the acquisition costs associated with three properties acquired during 2007. Repayment of borrowings related to refinances amounted to $44,523,000 and scheduled principal payments amounted to $4,154,000 for the year ended December 31, 2007.

The current credit crisis, related turmoil in the global financial system and the recent downturn in the United States economy may have an impact on the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn economy could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal property operating expenses and general and administrative expenses from cash generated by operations. The Company may also utilize the proceeds received from the issuance of preferred stock as working capital. In addition, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with cash currently held, the use of funds held in escrow by lenders, proceeds from the sale of properties and refinancing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations if all leasing projections are met.

The Company has loans totaling $12,080,000, maturing during 2009. One of the loans, with a balance of $2,500,000, contains an option to extend maturity for two six-month terms. Because of uncertainties with the current credit crisis, the Company’s current debt level and historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings do not occur, the Company will not have sufficient cash to meet its obligations.

The Company is not in compliance with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to take any action with respect to this matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 8, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 8, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 8, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 8, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 8, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	(1)	Financial Statements
		Report of Independent Registered Public Accounting Firm	24
		Consolidated Balance Sheets at December 31, 2008 and 2007	25
		Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	26
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007	27
		Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	28
		Notes to Consolidated Financial Statements	29
	(2)	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	47
		Schedule III — Real Estate and Accumulated Depreciation	48
	(3)	Exhibits to Financial Statements
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	52
		On November 18, 2008, a report on Form 8-K was filed with respect to Item 2.02.
		On December 8, 2008, a report on Form 8-K was filed with respect to Item 8.01.
(b)		Exhibits

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of two years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Houston, Texas
March 10, 2009

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands,
	except share amounts)

ASSETS
Real estate held for investment	$257,786	$238,053
Accumulated depreciation	(61,283)	(48,757)

Real estate held for investment, net	196,503	189,296
Real estate held for sale	—	1,996
Cash and cash equivalents	2,092	847
Restricted cash	—	3,565
Tenant and other receivables, net of allowance for doubtful accounts of $371 and $186, respectively	805	561
Deferred rents receivable	1,869	1,589
Deferred tax asset	3,123	—
Insurance claims receivable	2,700	—
Investment in management company	4,000	4,000
Prepaid and other assets, net	13,899	10,932

Total Assets	$224,991	$212,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, including premiums of $19 and $64, respectively	$202,194	$186,824
Liabilities related to real estate held for sale	—	2,318
Accounts payable	3,970	2,822
Deferred tax liability	—	1,777
Liabilities related to insurance claims	3,200	—
Accrued and other liabilities	10,970	8,457

Total Liabilities	220,334	202,198

Minority interest	3,542	4,522
Commitments and Contingencies (Note 6 and 14):
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 shares	1	—
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,620,304 and 1,613,554 shares, respectively; outstanding, 1,384,598 and 1,378,214 shares, respectively	16	16
Additional paid-in capital	48,393	46,693
Accumulated deficit	(44,200)	(37,557)
Treasury stock, at cost, 235,706 and 235,340 shares, respectively	(3,095)	(3,086)

Total Stockholders’ Equity	1,115	6,066

Total Liabilities and Stockholders’ Equity	$224,991	$212,786

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
	(Dollars in thousands,
	except per share amounts)

REVENUES:
Rental revenue	$34,870	$30,300
Third party management and leasing revenue	73	37
Interest and other income	140	136

Total revenues	35,083	30,473

EXPENSES:
Property operating expense	17,028	13,681
General and administrative	3,790	3,470
Depreciation and amortization	14,308	13,204
Interest expense	13,464	12,087

Total expenses	48,590	42,442

OTHER LOSS:
Loss on extinguishment of debt	—	(2,413)

Total other loss	—	(2,413)

Loss from continuing operations before deferred income tax benefit and minority interest	(13,507)	(14,382)
Deferred income tax benefit	5,160	4,318

Loss from continuing operations before minority interest	(8,347)	(10,064)
Minority interest (share from continuing operations)	1,073	1,306

Loss from continuing operations	(7,274)	(8,758)
Discontinued operations:
Gain (loss) from operations	5	(30)
Gain on sale of discontinued operations	1,141	—
Income tax (expense) benefit	(421)	12
Minority interest	(94)	2

Income (loss) from discontinued operations	631	(16)

Net loss	$(6,643)	$(8,774)

Basic and diluted per share data:
Loss from continuing operations	$(5.28)	$(6.37)
Income (loss) from discontinued operations	0.46	(0.01)

Net loss	$(4.82)	$(6.38)

Basic and diluted weighted average shares used	1,376,923	1,375,708

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred	Common	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Stock	Stock	Capital	Deficit	Stock	Equity
	(In thousands, except share amounts)

Balance, December 31, 2006	—	1,606,179	$—	$16	$46,553	$(28,783)	$(2,875)	$14,911
Common stock repurchase				—	—	—	(211)	(211)
Issuance of common stock to officers and directors		4,750
Restricted stock forfeited		(500)
Acquisition of minority interest in the operating partnership			—	—	6	—	—	6
Exercise of stock options		3,125	—	—	85	—	—	85
Stock-based compensation			—	—	49	—	—	49
Net loss			—	—	—	(8,774)	—	(8,774)

Balance, December 31, 2007	—	1,613,554	$—	$16	$46,693	$(37,557)	$(3,086)	$6,066
Common stock repurchase			—	—	—	—	(9)	(9)
Issuance of common stock to officers and directors		4,250	—	—	—	——	—	—
Exercise of stock options		2,500	—	—	31	—	—	31
Stock-based compensation			—	—	70	—	—	70
Issuance of preferred stock	55,172		1	—	1,599	—	—	1,600
Net loss			—	—	—	(6,643)	—	(6,643)

Balance, December 31, 2008	55,172	1,620,304	$1	$16	$48,393	$(44,200)	$(3,095)	$1,115

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,643)	$(8,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,331	13,339
Gain on sales of real estate asset	(1,141)	—
Loss on extinguishment of debt	—	2,413
Income tax benefit	(4,775)	(4,330)
Deferred rental income	(280)	(65)
Minority interest	(979)	(1,308)
Stock-based compensation expense	70	49
Amortization of note payable premiums, included in interest expense	(46)	(273)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(107)	(107)
Increase in accounts payable	1,136	373
Increase in prepaid and other assets	(3,173)	(1,936)
Increase in accrued and other liabilities	2,622	2,855

Net cash provided by operating activities:	1,015	2,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate assets	(3,914)	(4,449)
Real estate acquisition	(17,250)	(26,140)
Proceeds received from sales of real estate assets	3,014	—

Net cash used in investing activities:	(18,150)	(30,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	470	53,560
Proceeds from borrowings — property acquisitions	16,950	23,422
Repayment of borrowings — property sales	(2,218)	—
Repayment of borrowings — refinances	(300)	(44,523)
Repayment of borrowings — scheduled payments	(1,707)	(4,154)
Repurchase of common stock	(10)	(211)
Issuance of preferred stock	1,600	—
Proceeds from exercise of stock options	31	85
Acquisition of minority interest in the operating partnership	(1)	(145)
Release of restricted cash	3,565	—

Net cash provided by financing activities:	18,380	28,034

Increase (decrease) in cash and cash equivalents	1,245	(319)
Cash and cash equivalents, beginning of year	847	1,166

Cash and cash equivalents, end of year	$2,092	$847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,940	$12,081
Cash paid for income taxes	172	348

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1.	DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2008, held an interest of 87.12% (consisting of the sole general partner interest and a limited partnership interest). As of December 31, 2008, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.

During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. During 2007, the Company acquired two industrial parks aggregating 448,000 square feet and a 28,000 square foot retail property. All three properties acquired in 2007 are located in Houston, Texas. No properties were sold during 2007. The property acquisitions are part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 is not expected to materially affect the Company’s calculation of earnings per common share.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141, Business Combinations (“SFAS No. 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after this date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. In accordance with SFAS No. 160, effective January 1, 2009, the Company’s minority interest balance, which at December 31, 2008 was $3,542,000, will be included in Stockholders’ Equity as required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of December 31, 2008, the Company had no financial instruments requiring fair value measurement.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, actual results could be materially different from current expectations.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

RESTRICTED CASH

In July 2007, the Company refinanced a loan on one of its office property located in Irvine, California. In connection with the refinance, the new lender withheld proceeds of $3,559,000. The holdback agreement provides for the release of the funds upon the completion of certain lease-up terms and conditions at the property. The Company earned interest on the restricted cash. The restricted cash in the total amount of $3,565,000 was released in the second quarter of 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, notes payable, accounts payable, accrued expenses and preferred stock. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2008 and December 31, 2007.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized to interest expense over the term of the related note payable or lease and are included in other assets.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

MINORITY INTEREST

Unit holders in the Operating Partnership (other than the Company) held a 12.88% and a 12.93% limited partnership interest in the Operating Partnership at December 31, 2008 and December 31, 2007, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

Many of the Company’s leases provide for Common Area Maintenance/Escalations (“CAM/ESC”) as additional tenant revenue. CAM/ESC represents increases in certain property operating expenses (as defined in each respective lease agreement) over the actual operating expense of the property in the base year. The base year is stated in the lease agreement; typically, the year in which the lease commenced. Generally, each tenant is responsible for their prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

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

For each of the two years ended December 31, 2008 and 2007 no tenants represented 10% or more of rental revenue of the Company.

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the two years ended December 31, 2008 and 2007. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 32,813 and OP Units (other than those held by the Company) outstanding of 823,388 and 823,509 (convertible into approximately 205,847 and 205,877 shares of common stock), at December 31, 2008 and 2007, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2008, the Company had unrecognized tax benefits of approximately $127,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 3.	REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2008 and 2007 are as follows (dollars in thousands):

		Buildings and		Accumulated	Net Recorded
	Land	Improvements	Total Cost	Depreciation	Value

2008:
Office properties	$51,052	$162,247	$213,299	$53,366	$159,933
Industrial properties	8,709	31,773	40,482	7,228	33,254
Retail properties	1,100	2,480	3,580	379	3,201
Other	—	425	425	310	115

Total	$60,861	$196,925	$257,786	$61,283	$196,503

2007:
Office properties	$44,152	$149,652	$193,804	$42,990	$150,814
Industrial properties	8,709	31,666	40,375	5,356	35,019
Retail properties	1,100	2,456	3,556	130	3,426
Other	—	318	318	281	37

Total	$53,961	$184,092	$238,053	$48,757	$189,296

ACQUISITIONS

2008.

On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.

2007.

In March and April 2007, the Company completed the acquisition of a multi-tenant industrial park located in Houston, Texas. The industrial park consists of approximately 400,000 leasable square feet. The park includes 12 acres of land on which the Company anticipates developing an additional 100,000 square feet of multi-tenant industrial space. The Company also acquired another industrial property and one retail property located in Houston Texas in April 2007. These two properties have an aggregate rentable square footage of 76,000. Acquisition costs for the three properties were primarily funded with mortgage debt, with the remainder in cash.

DISPOSITIONS

2008

During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.

2007.

No properties were sold during 2007.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

In the accompanying consolidated statements of operations for the two years ended December 31, 2008 and 2007, the results of operations for Columbia is shown in the section “Discontinued operations” through its respective sale date.

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

Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 7 years. Amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The Company had an intangible lease cost balance of $2,298,000, net of accumulated amortization, related to in-place leases December 31, 2008. Amortization expense related to in-place leases was $398,000 during 2008. The Company currently has no intangible lease costs related to above-market leases.

Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 7 years. Accretion of below-market leases was $398,000 during 2008. Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

	Amortization	Rental Income
	Expense (in-Place	(Below-Market
Year Ending December 31,	Lease Value)	Leases)

2009	$490	$490
2010	421	421
2011	374	374
2012	343	343
2013	314	314
Thereafter	356	356

	$2,298	$2,298

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

FUTURE MINIMUM RENTS

The Company leases its office, industrial and retail center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2008, are as follows (dollars in thousands):

Future Minimum
Year Ending December 31,	Rents

2009	$29,295
2010	21,534
2011	14,606
2012	9,345
2013	6,193
Thereafter	4,368

$85,341

NOTE 4.	DISCONTINUED OPERATIONS

Real estate assets held for sale.

As of December 31, 2007 Columbia Northeast (“Columbia”) was classified as “Real estate held for sale”. Columbia, a 58,783 square foot retail property located in South Carolina, was sold on February 28, 2008. No real estate assets were classified as held for sale by the Company at December 31, 2008.

The carrying amount of Columbia at December 31, 2007 is summarized below (dollars in thousands):

December 31,
Condensed Consolidated Balance Sheet	2007

Real estate	$1,808
Other	188

Real estate assets held for sale	$1,996

Notes payable, net	$2,222
Accounts payable	12
Accrued and other liabilities	84

Liabilities related to real estate held for sale	$2,318

Net (loss) income from discontinued operations.

Income from discontinued operations of $631,000 and a loss from discontinued operations of $16,000 for the years ended December 31, 2008 and 2007, respectively, represent the operations of Columbia.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The condensed consolidated statements of operations of discontinued operations are summarized below (dollars in thousands):

	Years Ended December 31,
Condensed Consolidate Statements of Operations	2008	2007

Rental revenue	$73	$360
Total expenses(1)	(68)	(390)

Income (loss) from discontinued operations before gain on sale and income tax (expense) benefit	5	(30)
Gain on sale of discontinued operations	1,141	—
Income tax (expense) benefit	(421)	12
Minority interest from discontinued operations	(94)	2

Income (loss) from discontinued operations	$631	$(16)

(1)	Includes interest expense of $26 and $162 for the years ended December 31, 2008 and 2007, respectively. Mortgage debt related to the property included in discontinued operations was individually secured. As such, interest expense was based on the property’s respective loan.

NOTE 5.	INVESTMENT IN MANAGEMENT COMPANY

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

At December 31, 2008, the Company evaluated its investment in the management company in accordance with SFAS No. 142 and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 6.	RELATED PARTY TRANSACTIONS

On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder; John N. Galardi, director and principal stockholder, and Timothy R. Brown, director. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31,

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

As disclosed in the Company’s proxy statement for its 2008 annual meeting, Messrs. Carden, Galardi and Brown adopted a 10b5-1 trading plan in December 2007 to jointly purchase up to 300,000 shares of ASR common stock, commencing December 26, 2007; through February 28, 2009, they have jointly purchased 90,105 shares of ASR common stock.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. Guarantee Fees for each of the two years ended December 31, 2008 and 2007 amounted to $96,712 and $14,813, respectively.

During 2007, the Company entered into a lease agreement with Galardi Group for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five year term. The annual base rent due to the Company pursuant to the lease is $504,081 over the term of the lease.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2008 and 2007 (dollars in thousands):

		2008		2007
	Maturity	Principal	Interest	Principal	Interest
Property (Unless Otherwise Noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Fountain View Place	4/29/2009	1,700	10.00%	—	—
Fountain View Place(1)	4/29/2009	2,500	18.00%	—	—
Pacific Spectrum	6/10/2009	5,341	8.02%	5,422	8.02%
1501 Mockingbird	6/30/2009	300	6.00%	304	6.00%
6430 Richmond Atrium	6/30/2009	715	5.50%	726	5.50%
Morenci	12/01/2009	1,524	6.60%	1,617	6.60%
Corporate — Secured(2)	2/7/2010	1,950	7.50%	1,951	8.07%
Bristol Bay	8/1/2011	7,005	7.58%	7,101	7.58%
Technology	8/1/2011	7,243	7.44%	7,346	7.44%
Creekside	12/1/2011	5,907	7.17%	5,993	7.17%
16350 Park Ten Place	5/11/2012	4,526	7.45%	4,586	7.45%
16360 Park Ten Place	5/11/2012	3,546	7.45%	3,593	7.45%
2855 Mangum	5/11/2012	2,613	7.45%	2,647	7.45%
2855 Mangum	5/11/2012	1,472	6.00%	1,531	6.00%
6430 Richmond Atrium	5/11/2012	2,193	7.45%	2,222	7.45%
16350 Park Ten Place	5/11/2012	500	7.45%	506	7.45%
Southwest Pointe	6/1/2012	2,751	7.33%	2,787	7.33%
16360 Park Ten Place	8/11/2012	391	7.45%	397	7.45%
11500 Northwest Freeway	6/1/2014	4,145	5.93%	4,208	5.93%
11500 Northwest Freeway	6/1/2014	300	5.93%	304	5.93%
5850 San Felipe	8/1/2014	5,177	5.65%	5,258	5.65%
Northwest Corporate Center	8/1/2014	5,451	6.26%	5,527	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,232	5.59%	2,266	5.59%
8300 Bissonnet	5/1/2015	4,597	5.51%	4,662	5.51%
1501 Mockingbird	7/1/2015	3,287	5.28%	3,332	5.28%
5450 Northwest Central	9/1/2015	2,674	5.38%	2,715	5.38%
800 Sam Houston Parkway	12/29/2015	2,372	6.25%	2,420	6.25%
888 Sam Houston Parkway	12/29/2015	2,372	6.25%	2,420	6.25%
2401 Fountain View	3/1/2016	12,316	5.82%	12,482	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Building	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,670	6.50%	—	—

	Subtotal	$177,120		$161,673
Variable Rate
Corporate — Unsecured(3)	1/12/2010	1,200	6.00%	1,500	8.25%
Beltway Industrial(4)	5/9/2010	17,170	7.00%	17,000	7.64%
Corporate — Unsecured(5)	5/31/2010	500	6.00%	200	8.25%
NW Spectrum	4/19/2012	3,210	6.71%	3,315	7.64%
Windrose	4/19/2012	2,975	6.71%	3,072	7.64%

	Subtotal	$25,055		$25,087
Loan Premiums		19		64

	Total	$202,194		$186,824

(1)	Note contains an option to extend maturity for two six-month terms.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	In August 2008, the lender extended the maturity date of the note from October 1, 2008 to February 7, 2010. The interest rate changed from a variable rate to a 7.50% fixed rate.

(3)	In May 2008, the Company made a principal payment of $150,000 on the note, which reduced the principal balance to $1,350,000 and the lender extended the maturity date of the note from June 12, 2008 to January 12, 2009. In October 2008, the Company made a principal payment of $150,000 on the note which reduced the principal balance to $1,200,000 and the lender extended the maturity date of the note from January 12, 2009 to January 12, 2010.

(4)	In August 2008, the lender funded the Company $170,000 for capital expenditures incurred at the property. An additional $205,000 in unfunded principal is currently available for future capital expenditures.

(5)	In March 2008, the lender extended the maturity date of the note from May 31, 2008 to May 31, 2010 and funded the Company an additional $300,000, which increased the principal balance to $500,000.

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

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2008, are as follows (dollars in thousands):

Year Ending December 31,

2009	$13,997
2010	23,510
2011	22,193
2012	25,413
2013	2,233
Thereafter	114,829

Subtotal	202,175
Loan premium, net	19

Total	$202,194

The Company is not in compliance with a debt covenant on a mortgage loan secured by one of its office properties located in Houston, Texas. The debt covenant requires the Company to maintain a minimum tangible book net worth as defined in the debt agreement. In the event the lender elects to take any action with respect to this matter, the Company will attempt to negotiate a revision to the loan covenant. If a refinance of the loan becomes necessary, the Company believes it could obtain a new mortgage loan for an amount in excess of the current debt balance and prepayment costs associated with the current loan.

NOTE 8.	LOSS ON EXTINGUISHMENT OF DEBT

During 2007, the Company recorded a loss on extinguishment of debt of $2,413,000 in connection with the loan refinance on 7700 Irvine Center, an office property located in Irvine, California. The loss consisted of a prepayment penalty of $3,536,000, partially offset by the write-off of unamortized loan premium of $1,123,000. The net loss on extinguishment of debt is included in other loss in the consolidated statement of operations for the year ended December 31, 2007.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	MINORITY INTEREST

In accordance with SFAS No. 160, effective January 1, 2009 and more fully described in Note 2, the Company’s minority interest balance, which at December 31, 2008 was $3,542,000, will be included in Stockholders’ Equity.

OP Units (other than those held by the Company) of 823,388 (convertible into approximately 205,847 shares of common stock) were outstanding as of December 31, 2008.

During the year ended December 31, 2008, 121 OP Units were redeemed for cash of approximately $1,000. No OP Units were exchanged for stock during 2008.

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

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2008 and 2007 (thousands of dollars):

	2008	2007

Current expense (benefit):
Federal	$—	$—
State	218	$—

	$218	—

Deferred expense (benefit):
Federal	$(4,782)	$(3,864)
State	(596)	(454)

	$(5,378)	$(4,318)

The provision for income taxes from discontinued operations amounted to a deferred tax expense of $421,000 for the year ended December 31, 2008 and a deferred tax benefit of $12,000 for the year ended December 31, 2007.

The Company has federal and state net operating loss carryforwards of approximately $18,453,000 and $5,953,000, respectively, as of December 31, 2008.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss carryforwards expire in 2022 through 2025.

For the two years ended December 31, 2008, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following:

	December 31,	December 31,
	2008	2007

Expected income tax benefit at statutory federal rate	$(4,593)	$(4,890)
Permanent differences:
Note premium	(15)	(93)
Minority interest	156	395
Meals and entertainment	13	14
Stock-based compensation	(2)	16
Return to provision	(499)	16
State income tax (benefit) expense	(220)	240

Income tax benefit	$(5,160)	$(4,318)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2008 and December 31, 2007, respectively (thousands of dollars):

	December 31, 2008	December 31, 2007

Deferred tax assets:
Net operating losses	$6,762	$5,035
Allowance for bad debts	120	69

Total deferred tax asset	6,882	5,104
Deferred tax liabilities:
Built-in gains	(3,059)	(6,277)
Straight-line rents receivable	(685)	(586)
Stock compensation	(15)	(18)

Total deferred tax liabilities	(3,759)	(6,881)

Net deferred tax asset (liability)	$3,123	$(1,777)

Based on the current strategic plans of the Company, management has determined that it was more likely than not that future taxable income, primarily from the gain on the sale of real estate assets, would be sufficient to enable the Company to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2008, no valuation allowance has been recorded.

NOTE 12.	NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect on

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

the losses would be antidilutive. Net loss per share for each of the two years ended December 31, 2008 and 2007 is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2008	2007

Loss from continuing operations	$(7,274)	$(8,758)
Discontinued operations:
Income (loss) from discontinued operations	5	(30)
Gain on sale of discontinued operations	1,141	—
Income tax benefit (expense)	(421)	12
Minority interest	(94)	2

Income (loss) from discontinued operations	631	(16)

Net loss	$(6,643)	$(8,774)

Basic and diluted per share data:
Loss from continuing operations	$(5.28)	$(6.37)
Income (loss) from discontinued operations	0.46	(0.01)

Net loss	$(4.82)	$(6.38)

Basic weighted average shares used	1,376,923	1,375,708

NOTE 13.	STOCK OPTION AND RESTRICTED SHARE PLANS

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2008, 111,314 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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

Total stock-based compensation expense recognized for the two years ended December 31, 2008 and 2007 amounted to $70,000, or $.05 per share, and $49,000, or $.04 per share, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated statement of operations for all periods presented.

Stock Options

No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During 2008, 2,500 options were exercised. Cash of $31,000 was received from the exercise of these options. During 2007, 3,125 options were exercised. Cash of $85,000 was received from the exercise of these options.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Option	Exercise Price	Value

Outstanding on January 1, 2008	32,813	$24.07
Granted	—	—
Forfeited	(938)	$14.86
Exercised	(2,500)	$12.43	$30,181

Outstanding on December 31, 2008	29,375	$23.93	$227,288

Exercisable as of December 31, 2008	27,813	$24.25	$217,209

The following table summarizes certain information for stock options outstanding on December 31, 2008:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price

$ 8.10 - $12.20	12,500	5.2 years	$10.66
$18.25 - $27.16	11,250	5.7 years	$20.65
$60.00 - $60.00	5,625	2.8 years	$60.00

The following table summarizes certain information for stock options exercisable on December 31, 2008:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Exercisable	Life	Price

$ 8.10 - $12.20	12,500	5.2 years	$10.66
$18.25 - $27.16	9,688	5.4 years	$21.03
$60.00 - $60.00	5,625	2.8 years	$60.00

A summary of the status of the Company’s nonvested stock options as of January 1, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2008	5,000	$9.00
Granted	—	—
Vested	(2,500)	$8.50
Forfeited	(938)	$8.67

Nonvested at December 31, 2008	1,562	$10.00

The aggregate fair value of the 2,500 shares vested during 2008 was $61,750, based on the Company’s stock price at December 31, 2008.

As of December 31, 2008, there was $5,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining vesting period of approximately five months.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock

In May 2008 Company issued 4,250 restricted shares of Common Stock to its officers and directors under the Plan. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.

During the years ended December 31, 2008 and 2007, compensation expense of $54,000 and $21,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2008	4,250	$22.75
Granted	4,250	$25.00
Vested	(1,413)	$22.75
Forfeited	—	—

Nonvested at December 31, 2008	7,087	$24.10

As of December 31, 2008, there was $127,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of 2.0 years.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

The Company filed insurance claims in 2008 related to Hurricane Ike, which affected the greater Houston area in September 2008, and related to a fire at one of its Houston areas properties. The Company has incurred $3,200,000 for property damage related to these matters, which includes actual expenditures incurred in 2008 for repairs and its aggregate insurance deductible of $510,000 related to these claims. The Company has recorded a corresponding receivable for its insurance claims. The Company is still assessing damages related to these claims and is in the process of filing additional claims for damages related to Hurricane Ike. Settlements are expected to be reached during the second quarter of 2009. The Company does not anticipate its total out-of- pocket costs will exceed its $510,000 deductible and related consulting fees.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 15.	PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 6 — Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
Description	Year	Expenses	Deductions	of Year
	(Dollars in thousands)

Year Ended December 31, 2008
Allowance for loss on real estate held for investment(1)	$472	$—	$472	$—
Year Ended December 31, 2007
Allowance for loss on real estate held for investment	$472	$—	$—	$472
Year Ended December 31, 2008
Allowance for doubtful accounts	$186	$841	$656	$371
Year Ended December 31, 2007
Allowance for doubtful accounts	$228	$204	$246	$186

(1)	Valuation allowance of $472 on Columbia Northeast, a retail center property in South Carolina, established in 2002 as the estimated fair market value declined below book value. The property, which was classified as “Real estate held for sale” as of December 31, 2007, was sold on February 28, 2008.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

Column A	Column B	Column C		Column D	Column E
				Cost Capitalized	Gross amount carried at
		Initial Cost to Company(1)		Subsequent to	December 31, 2008 (3)
			Buildings and	Acquisition (2)		Buildings and
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
	(Dollars in thousands)

Office Properties:
San Felipe, TX	$5,177	$2,290	$4,290	$1,333	$2,290	$5,623	$7,913
Creekside, CA	5,907	2,790	6,460	495	2,790	6,955	9,745
Bristol Bay, CA	7,005	1,620	7,880	1,530	1,620	9,410	11,030
7700 Irvine Center, CA	45,000	9,150	40,390	4,354	9,150	44,744	53,894
Northwest Corporate Center, MO	5,451	1,550	5,230	1,419	1,550	6,649	8,199
16350 Park Ten, TX	5,026	1,174	5,324	630	1,174	5,954	7,128
16360 Park Ten, TX	3,937	900	4,192	744	900	4,936	5,836
800 Sam Houston Parkway, TX	2,372	1,000	1,121	694	1,000	1,815	2,815
888 Sam Houston Parkway, TX	2,372	500	892	403	500	1,295	1,795
5450 Northwest Central, TX	2,674	854	2,622	645	854	3,267	4,121
12000 Westheimer, TX	4,250	1,878	2,432	1,379	1,878	3,811	5,689
8100 Washington, TX	2,232	600	2,317	153	600	2,470	3,070
8300 Bissonnet, TX	4,597	1,400	3,990	306	1,400	4,296	5,696
Pacific Spectrum, AZ	5,341	1,460	6,880	1,692	1,460	8,572	10,032
11500 NW Freeway, TX	4,445	2,278	3,621	513	2,278	4,134	6,412
14741 Yorktown, TX	8,600	2,375	9,504	3	2,375	9,507	11,882
2855 Mangum, TX	4,085	2,134	3,300	208	2,134	3,508	5,642
2470 Gray Falls Drive, TX	3,100	670	1,956	354	670	2,310	2,980
2401 Fountain View, TX	12,316	3,500	13,451	733	3,500	14,184	17,684
1501 Mockingbird, TX	3,587	1,000	3,583	37	1,000	3,620	4,620
6420 Richmond Atrium, TX	6,400	3,384	3,039	164	3,384	3,203	6,587
6430 Richmond Atrium, TX	2,908	1,645	2,116	62	1,645	2,178	3,823
Fountain View Place, TX	16,870	6,900	9,612	194	6,900	9,806	16,706

Office Total	$163,652	$51,052	$144,202	$18,045	$51,052	$162,247	$213,299

Industrial Properties:
Southwest Point, TX	2,751	1,800	1,530	494	1,800	2,024	3,824
Morenci Professional Park, IN	1,524	790	2,680	141	790	2,831	3,621
Technology, TX	7,243	580	9,360	101	580	9,461	10,041
Beltway Industrial, TX	17,170	3,829	14,764	305	3,829	15,069	18,898
Northwest Spectrum, TX	3,210	1,710	2,297	91	1,710	2,388	4,098

Industrial Total	$31,898	$8,709	$30,631	$1,132	$8,709	$31,773	$40,482

Retail Properties:
Windrose, TX	2,975	1,100	2,440	40	1,100	2,480	3,580

Retail Total	$2,975	$1,100	$2,440	$40	$1,100	$2,480	$3,580

Other:
American Spectrum Realty		—	138	287	—	425	425

Other Total	$—	$—	$138	$287	$—	$425	$425

Combined Total	$198,525	$60,861	$177,411	$19,504	$60,861	$196,925	$257,786

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

Column A	Column F	Column G	Column H	Column I
				Life on Which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statements
Description	Depreciation	Construction	Acquired	is Computed
	(Dollars in
	thousands)

Office Properties:
San Felipe, TX	2,123	1977	2001	5-40
Creekside, CA	2,917	1984	2001	5-40
Bristol Bay, CA	3,793	1988	2001	5-40
7700 Irvine Center, CA	19,593	1989	2001	5-40
Northwest Corporate Center, MO	2,785	1983-1987	2001	5-40
16350 Park Ten, TX	2,366	1979	2002	5-40
16360 Park Ten, TX	1,997	1981	2002	5-40
800 Sam Houston Parkway, TX	621	1980	2004	5-40
888 Sam Houston Parkway, TX	574	1979	2002	5-40
5450 Northwest Central, TX	1,096	1979	2003	5-40
12000 Westheimer, TX	1,251	1981	2003	5-40
8100 Washington, TX	805	1980	2003	5-40
8300 Bissonnet, TX	1,345	1981	2003	5-40
Pacific Spectrum, AZ	3,945	1986	2001	5-40
11500 NW Freeway, TX	1,132	1983	2004	5-40
14741 Yorktown, TX	1,549	1996	2006	5-40
2855 Mangum, TX	646	1979	2006	5-40
2470 Gray Falls Drive, TX	526	1983	2006	5-40
2401 Fountain View, TX	2,502	1980	2006	5-40
1501 Mockingbird, TX	534	1981	2006	5-40
6420 Richmond Atrium, TX	495	1979	2006	5-40
6430 Richmond Atrium, TX	360	1974	2006	5-40
Fountain View Place, TX	411	1974	2006	5-40

Office Total	$53,366

Industrial Properties:
Southwest Point, TX	812	1972	2001	5-40
Morenci, Professional Park, IN	1,126	1975-1979	2001	5-40
Technology, TX	3,458	1986	2001	5-40
Beltway Industrial, TX	1,506	1999	2007	5-40
Northwest Spectrum, TX	326	2004	2007	5-25

Industrial Total	$7,228

Retail Properties:
Windrose, TX	379	2005	2007	5-25

Retail Total	$379

Other:
American Spectrum Realty-FF&E	310	—	—	3-5

Other Total	$310

Combined Total	$61,283

(1)	Initial cost and date acquired, where applicable.

(2)	Costs capitalized are offset by retirements and write-offs.

(3)	The aggregate cost for federal income tax purposes is $150,632.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2008	2007
	(Dollars in thousands)

Rental Property:
Balance at beginning of year	$238,053	$208,599
Additions during year:
Property acquisitions and additions	20,405	30,481
Retirements	(672)	(1,027)

Balance at end of year	$257,786	$238,053

Accumulated Depreciation:
Balance at beginning of year	$48,757	$37,592
Additions during year:
Depreciation	13,198	12,192
Retirements	(672)	(1,027)

Balance at end of year	$61,283	$48,757

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 16, 2009	/s/ William J. Carden William J. Carden Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2009	/s/ G. Anthony Eppolito G. Anthony Eppolito Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary

Date: March 16, 2009	/s/ Timothy R. Brown Timothy R. Brown Director

Date: March 16, 2009	/s/ William W. Geary, Jr. William W. Geary, Jr. Director

Date: March 16, 2009	/s/ Presley E. Werlein, III Presley E. Werlein, III Director

Date: March 16, 2009	/s/ John N. Galardi John N. Galardi Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006
3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)

Exhibit
No.	Exhibit Title

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)
10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002
10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit
No.	Exhibit Title

10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
21	Significant Subsidiaries of the Company
23.1	Hein & Associates, LLP Consent — Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.