Form 10-Q
period 2009-03-31
AMERICAN SPECTRUM REALTY INC
filed 2009-05-12
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-16785
American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Fountain View, Suite 510 Houston, Texas 77057	77057

(Address of principal executive offices)	(Zip Code)
(713) 706-6200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑  No
As of April 30, 2009, 1,384,598 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS

Real estate held for investment	$258,664	$257,786
Accumulated depreciation	(64,662)	(61,283)

Real estate held for investment, net	194,002	196,503

Cash and cash equivalents	775	2,092
Tenant and other receivables, net of allowance for doubtful accounts of $371 and $371, respectively	1,119	805
Deferred rents receivable	1,931	1,869
Deferred tax asset	4,260	3,123
Insurance claims receivable	1,350	2,700
Investment in management company	4,000	4,000
Prepaid and other assets, net	11,860	13,899

Total Assets	$219,297	$224,991

LIABILITIES

Liabilities:
Notes payable, including premium of $8 and $19, respectively	$201,584	$202,194
Accounts payable	3,753	3,970
Liabilities related to insurance claims	2,458	3,200
Accrued and other liabilities	8,936	10,970

Total Liabilities	216,731	220,334

Commitments and Contingencies (Notes 9 and 10):

Equity:
American Spectrum Realty, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,639,905 and 1,620,304 shares, respectively; outstanding, 1,404,199 and 1,384,598 shares, respectively	16	16
Additional paid-in capital	48,727	48,393
Accumulated deficit	(46,061)	(44,200)
Treasury stock, at cost, 235,706 and 235,706 shares, respectively	(3,095)	(3,095)

Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(412)	1,115
Noncontrolling interest	2,978	3,542

Total Equity	2,566	4,657

Total Liabilities and Equity	$219,297	$224,991

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Rental revenue	$8,891	$8,264
Third party management and leasing revenue	17	13
Interest and other income	8	77

Total revenues	8,916	8,354

EXPENSES:
Property operating expense	4,108	3,528
General and administrative	870	856
Depreciation and amortization	3,712	3,238
Interest expense	3,371	3,105

Total expenses	12,061	10,727

Loss from continuing operations before deferred income tax benefit	(3,145)	(2,373)

Deferred income tax benefit	1,094	848

Loss from continuing operations	(2,051)	(1,525)

Discontinued operations:
Gain from discontinued operations	—	5
Gain on sale of discontinued operations	—	1,141
Deferred income tax expense	—	(421)

Income from discontinued operations	—	725

Net loss, including noncontrolling interest	(2,051)	(800)

Plus: Net loss attributable to noncontrolling interest	250	103

Net loss attributable to American Spectrum Realty, Inc.	(1,801)	(697)
Preferred stock dividend	(60)	—

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(1,861)	$(697)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(1.33)	$(.97)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	—	.46

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(1.33)	$(0.51)

Basic weighted average shares used	1,397,665	1,379,381

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,861)	$(1,328)
Income from discontinuing operations	$—	$631

Net loss	$(1,861)	$(697)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,801)	$(697)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,712	3,260
Deferred rental income	(62)	(212)
Noncontrolling interest	(250)	(103)
Net gain on sale of real estate asset	—	(1,141)
Stock-based compensation expense	20	13
Income tax benefit	(1,094)	(427)
Amortization of note payable premium, included in interest expense	(11)	(11)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(314)	(7)
Decrease in prepaid and other assets	1,706	1,733
(Decrease) increase in accounts payable	(217)	153
Decrease in accrued and other liabilities	(2,137)	(2,078)

Net cash (used in) provided by operating activities	(448)	483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	—	3,014
Deposit held in escrow for future acquisitions	—	(300)
Capital improvements to real estate assets	(878)	(1,225)
Proceeds received related to insurance claims	1,350	—
Payments for damages related to insurance claims	(742)	—

Net cash (used in) provided by investing activities:	(270)	1,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	300
Repayment of borrowings — property sales	—	(2,218)
Repayment of borrowings — scheduled payments	(599)	(409)
Proceeds from exercise of stock options	—	31

Net cash used in financing activities:	(599)	(2,296)

Decrease in cash and cash equivalents	(1,317)	(324)

Cash and cash equivalents, beginning of period	2,092	847

Cash and cash equivalents, end of period	$775	$523

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$314	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,401	$3,056
Cash paid for income taxes	19	13
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2009, held an interest of 88.34% (consisting of the sole general partnership and a limited partnership interest). As of March 31, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.
No properties were purchased or sold during the three months ended March 31, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for acquisitions. Currently, ASRM leases and manages approximately 1.6 million square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
The current credit crisis, related turmoil in the global financial system and the recent downturn in the United States economy is impacting the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn economy could adversely affect the Company’s business in a number of ways, including effects on its ability to met its financial obligations, obtain new mortgages, to refinance current debt and to sell properties.
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of March 31, 2009, amounts in accounts payable over 90 days totaled $1,850,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do no occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $15,102,000, maturing over the next twelve months. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.
The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
The financial statements include the accounts of the Operating Partnership and all other subsidiaries of the Company. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.
RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform with the current year presentation. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate designated as held for sale are accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income (loss) from discontinued operations. Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. In accordance with this pronouncement, the Company’s noncontrolling interest is reported as a component of stockholders’ equity.
SEGMENT REPORTING
The Company operates as one business operating and reportable segment.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. The adoption of FSP No. EITF 03-6-1, which was effective January 1, 2009, did not materially affect the Company’s calculation of earnings per common share.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statement of Operations. The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141, Business Combinations (“SFAS No. 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within General Accepted Accounting Principles. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of March 31, 2009, the Company had no financial instruments requiring fair value measurement.
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense beginning with the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which ranges from immediate vesting to vesting over a three-year period. Prior to the January 1, 2006 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 8 for a further discussion on stock-based compensation.
NONCONTROLLING INTEREST
Unit holders in the Operating Partnership (other than the Company) held a 11.66% and 12.88% partnership interest in the Operating Partnership, as limited partners, at March 31, 2009 and December 31, 2008, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three month periods ended March 31, 2009 and March 31, 2008. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 29,375 and OP Units (other than those held by the Company) outstanding of 744,982 and 823,509 (convertible into approximately 186,246 and 205,877 shares of common stock), at March 31, 2009 and March 31, 2008, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely—than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 with no material effect on its financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
As of March 31, 2009, the Company had unrecognized tax benefits of approximately $139,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at March 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.
NOTE 3. REAL ESTATE
ACQUISITIONS
2009
No properties were acquired during the first quarter of 2009.
2008
On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.

DISPOSITIONS
2009
No properties were sold during the first quarter of 2009.
2008
During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.
NOTE 4. DISCONTINUED OPERATIONS
The operations of discontinued operations for the three months ended March 31, 2009 and 2008 are summarized below (dollars in thousands):

	Three Months Ended March 31,
Consolidated Condensed Statements of Operations	2009	2008

Rental revenue	$—	$73
Total expenses	—	68

Income from discontinued operations before gain on sale and income tax expense	—	5
Gain on sale of discontinued operations	—	1,141
Income tax expense	—	(421)

Income from discontinued operations	$—	$725

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of March 31, 2009 and December 31, 2008 (dollars in thousands):

		March 31, 2009		December 31, 2008
Collateral (property	Maturity	Principal	Interest	Principal	Interest
unless otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
Fixed Rate Pacific Spectrum	6/10/2009	5,316	8.02%	5,341	8.02%
1501 Mockingbird	6/30/2009	299	6.00%	300	6.00%
6430 Richmond Atrium	6/30/2009	712	5.50%	715	5.50%
Fountain View Place (1)	10/29/2009	2,425	18.00%	2,500	18.00%
Morenci	12/1/2009	1,500	6.60%	1,524	6.60%
Corporate — Secured	2/7/2010	1,950	7.50%	1,950	7.50%
Fountain View Place (2)	4/29/2010	1,700	10.00%	1,700	10.00%
Bristol Bay	8/1/2011	6,977	7.58%	7,005	7.58%
Technology	8/1/2011	7,215	7.44%	7,243	7.44%
Creekside	12/1/2011	5,883	7.17%	5,907	7.17%
16350 Park Ten Place	5/11/2012	4,509	7.45%	4,526	7.45%
16360 Park Ten Place	5/11/2012	3,533	7.45%	3,546	7.45%
2855 Mangum	5/11/2012	2,603	7.45%	2,613	7.45%
2855 Mangum	5/11/2012	1,457	6.00%	1,472	6.00%
6430 Richmond Atrium	5/11/2012	2,185	7.45%	2,193	7.45%
Southwest Pointe	6/1/2012	2,740	7.33%	2,751	7.33%
16350 Park Ten Place	8/11/2012	498	7.45%	500	7.45%
16360 Park Ten Place	8/11/2012	390	7.45%	391	7.45%
11500 Northwest Freeway	6/1/2014	4,128	5.93%	4,145	5.93%
11500 Northwest Freeway	6/1/2014	298	5.93%	300	5.93%
5850 San Felipe	8/1/2014	5,155	5.65%	5,177	5.65%
Northwest Corporate Center	8/1/2014	5,430	6.26%	5,451	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,223	5.59%	2,232	5.59%
8300 Bissonnet	5/1/2015	4,579	5.51%	4,597	5.51%
1501 Mockingbird	7/1/2015	3,275	5.28%	3,287	5.28%
5450 Northwest Central	9/1/2015	2,663	5.38%	2,674	5.38%

		March 31, 2009		December 31, 2008
Collateral (property	Maturity	Principal	Interest	Principal	Interest
unless otherwise noted)	Date	Balance	Rate	Balance	Rate

800 Sam Houston Parkway	12/29/2015	2,358	6.25%	2,372	6.25%
888 Sam Houston Parkway	12/29/2015	2,358	6.25%	2,372	6.25%
2401 Fountain View	3/1/2016	12,270	5.82%	12,316	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
2470 Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,631	6.50%	12,670	6.50%

	Subtotal	$176,610		$177,120

Variable Rate
Corporate — Unsecured	1/12/2010	1,200	6.00%	1,200	6.00%
Beltway Industrial	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate — Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	3,164	2.90%	3,210	4.30%
Windrose Plaza	4/19/2012	2,932	2.90%	2,975	4.30%

	Subtotal	$24,966		$25,055
Loan Premium		8		19

	Total	$201,584		$202,194

(1)	In April 2009, the Company made a principal payment of $250,000 on the note and exercised an option to extend the maturity to October 29, 2009. The payment reduced the balance on the note to $2,175,000. The note contains a second option to extend maturity to April 29, 2010.

(2)	In April 2009, the Company made a principal payment of $170,000 on the note, which reduced the balance to $1,530,000 and the lender extended the maturity date of the note to April 29, 2010
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
NOTE 6. NONCONTROLLING INTEREST
In accordance with SFAS No. 160, effective January 1, 2009 and more fully described in Note 2, the Company’s noncontrolling interest is included as a component of stockholders’ equity.
OP Units (other than those held by the Company) of 744,982 (convertible into approximately 186,246 shares of common stock) were outstanding as of March 31, 2009.
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,604 OP Units for 19,601 shares of Common Stock.
The following represents the effects of changes in the Company’s ownership interest in the OP on the Company’s equity (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Net loss attributable to the Company	$(1,801)	$(697)
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$314	$—

Change from net loss attributable to the Company and exchange of OP Units for shares of Common Stock	$(1,487)	$(697)

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

NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of March 31, 2009, 111,314 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
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
Total stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 amounted to $20,000 and $13,000, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented. Compensation expense for the three months ended March 31, 2009 and 2008 did not have an impact on basic and diluted earnings per share.
Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the three months ended March 31, 2009, no options were exercised.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2009	29,375	$23.93
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding on March 31, 2009	29,375	$23.93	$143,775

Exercisable as of March 31, 2009	27,813	$24.25	$139,838

The following table summarizes certain information for stock options outstanding on March 31, 2009:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price
$8.10 - $12.20	12,500	5.0 years	$10.66
$18.25 - $27.16	11,250	5.4 years	$20.65
$60.00 - $60.00	5,625	2.5 years	$60.00
The following table summarizes certain information for stock options exercisable on March 31, 2009:

		Weighted Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Price	Exercisable	Life	Price
$8.10 - $12.20	12,500	5.0 years	$10.66
$18.25 - $27.16	9,688	5.2 years	$21.03
$60.00 - $60.00	5,625	2.5 years	$60.00

A summary of the status of the Company’s nonvested stock options as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2009	1,562	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	1,562	$10.00

As of March 31, 2009, there was approximately $1,302 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining vesting period of approximately two months.
Restricted Stock
The Company issued 4,250 shares of Common Stock to its officers and directors under the Plan during each of the two years ended December 31, 2008 and 2007. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.
During the three months ended March 31, 2009 and 2008, compensation expense of $17,000 and $8,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below:

Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2009	7,087	$24.10
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	7,087	$24.10

As of March 31, 2009, there was $110,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average restriction period of approximately two years.
NOTE 9. RELATED PARTY TRANSACTIONS
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,604 OP Units for 19,601 shares of Common Stock.
On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of March 31, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $60,000.
In December 2007, Messrs. Carden, Galardi and Brown adopted a 10b5-1 trading plan to jointly purchase up to 300,000 shares of ASR common stock, commencing December 26, 2007; through March 31, 2009, they have jointly purchased 90,666 shares of ASR common stock pursuant to this plan.
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Company accrued $16,000 for the three months ended March 2009 related to the Guarantee Fee for the 2009 year.
During 2007, the Company entered into a lease agreement with Galardi Group for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease is $504,081 over the term of the lease.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company filed insurance claims in 2008 related to Hurricane Ike, which affected the greater Houston area in September 2008, and related to a fire at one of its Houston areas properties. The Company has accrued a liability of $2,458,000 at March 31, 2009 for property damage related to these matters, which represents unpaid out-of-pocket costs incurred to date for repairs. The Company has also recorded a corresponding receivable of $1,350,000 at March 31, 2009 for insurance proceeds it expects to receive related to these repairs, net of deductibles. The Company is still assessing damages related to these claims and is in the process of filing additional claims for damages related to Hurricane Ike. Settlements are expected to be reached during the second or third quarter of 2009.
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
On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 9 — Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of March 31, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $60,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2009, held an interest of 88.34% (consisting on the sole general partnership and a limited partnership interest). As of March 31, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.
No properties were purchased or sold during the three months ended March 31, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
In the accompanying financial statements, the results of operations for Columbia are shown in the section “Discontinued operations.” The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Item 1.
The Company’s properties were 85% occupied at March 31, 2009 and March 31, 2008. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for acquisitions. Currently, ASRM leases and manages approximately 1.6 million square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
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

RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2009 and 2008.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	March 31,	March 31,	Variance
	2009	2008	$	%

Rental revenue	$8,891,000	$8,264,000	$627,000	7.6%
Operating expenses:
Property operating expenses	4,108,000	3,528,000	580,000	15.8%
General and administrative	870,000	856,000	14,000	1.6%
Depreciation and amortization	3,712,000	3,238,000	474,000	14.6%
Interest expense	3,371,000	3,105,000	266,000	8.6%
Rental revenue. Rental revenue increased $627,000, or 7.6%, for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2009. This increase was in large part attributable to $818,000 in revenue generated from an office property acquired during the second quarter of 2008. The increase was partially offset by a decrease in revenues from properties owned for the full three months ended March 31, 2009 and March 31, 2008 of $191,000. The decrease in revenue from the properties owned for the full three months ended March 31, 2009 and March 31, 2008 was primarily due to a rise in rent concessions and a decrease in lease termination revenue for the quarter ended March 31, 2009 in comparison to the quarter ended March 31, 2008.
Property operating expenses. Property operating expenses increased by $580,000, or 15.8%, for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. The increase was partially due to operating expenses of $367,000 related to the acquired property mentioned above. Property operating expenses on properties owned for the full three months ended March 31, 2009 and 2008 accounted for the remaining increase of $213,000. The increase in property operating expenses from properties owned for the full three months ended March 31, 2009 and March 2008 was in large part due to an increase in utilities and property taxes. The increase in property taxes was attributable to an increase in the assessed value of several of the Company’s properties.
General and administrative. General and administrative costs increased $14,000, or 1.6%, for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. The increase was principally due to professional fees incurred during the first quarter of 2009, primarily consulting costs.
Depreciation and amortization. Depreciation and amortization expense increased $474,000, or 14.6%, for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. The increase was principally attributable to depreciation and amortization of $276,000 related to the acquired properties mentioned above. The remainder of the increase was also due to the depreciation of additional capital improvements and amortization of capitalized lease costs associated with properties owned for the full three months ended March 31, 2009 and March 31, 2009.
Interest expense. Interest expense increased $266,000, or 8.6%, for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. The increase was primarily due to interest expense of $417,000 attributable to the acquired property mentioned above. The increase was partially offset by a reduction in interest expense of $186,000 related to other debt. The decrease in interest expense related to other debt was due to a decrease in interest rates on several variable rate loans and an overall decrease in principal balances.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $1,094,000 for the three months ended March 31, 2009, compared to $848,000 for the three months ended March 31, 2008. The increase in deferred income tax benefit for the first quarter of 2009 corresponds to the increase in loss from continuing operations for the first quarter of 2009, in comparison to the first quarter of 2008.

Noncontrolling interest. The share of loss attributable to the holders of OP Units was $250,000, compared to a share of loss of $103,000 for the three months ended March 31, 2008. The increase in the share of loss attributable to this noncontrolling interest corresponds to the increase in net loss attributable to the Company for the quarter ended March 31, 2009 in comparison to the quarter ended March 31, 2008. The noncontrolling interest represents the approximate 12% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded income from discontinued operations of $725,000 for the three months ended March 31, 2008. The income for the three months ended March 31, 2008 includes the operating results and gain on sale of Columbia. Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, was sold in March 2008. The Company had no income or loss from discontinued operations for the quarter ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
During the first three months of 2009, the Company derived cash primarily from the collection of rents and insurance claim proceeds related to Hurricane Ike and a fire at one of its Houston area properties. Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, payment for damages related to the hurricane and fire, and scheduled principal and interest payments on borrowings.
The Company reported a net loss of $1,801,000 for the three months ended March 31, 2009 compared to a net loss of $697,000 for the three months ended March 31, 2008. These results include the following non-cash items:

	Three Months Ended
	March 31,
	2009	2008
Non-Cash Items:
Depreciation and amortization expense	$3,712	$3,260
Income tax benefit	(1,094)	(427)
Deferred rental income	(62)	(212)
Noncontrolling interest	(250)	(103)
Stock-based compensation expense	20	13
Amortization of loan premium	(11)	(11)
Net cash used in operating activities amounted to $448,000 for the three months ended March 31, 2009. The net cash provided by operating activities included $514,000 generated by property operations, offset by a change in net operating assets and liabilities of $962,000. Net cash provided by operating activities amounted to $483,000 for the three months ended March 31, 2008. The net cash provided by operating activities included $682,000 generated by property operations partially offset by a change in net operating assets and liabilities of $199,000.
Net cash used in investing activities amounted to $270,000 for the three months ended March 31, 2009. Cash of $878,000 was used for capital expenditures, primarily tenant improvements. The Company received insurance proceeds of $1,350,000 related to its hurricane and fire claims and paid $742,000 for damages related to the hurricane and fire. Net cash provided by investing activities amounted to $1,489,000 for the three months ended March 31, 2008. This amount was comprised of proceeds of $3,014,000 (included $300,000 held in escrow for a future acquisition) received from the sale of Columbia during the first quarter of 2008, reduced by funds used for capital improvements, primarily tenant improvements, of $1,225,000.
Cash used in financing activities of $599,000 for the three months ended March 31, 2009 was attributable to scheduled principal payments on debt. Net cash used in financing activities amounted to $2,296,000 for the three months ended March 31, 2008. Repayment of borrowings on the sale of Columbia totaled $2,218,000 and scheduled principal payments on debt amounted to $409,000 for the three months ended March 31, 2008. Proceeds of $300,000 were generated from an additional borrowing on one of the Company’s unsecured loans.

The current credit crisis, related turmoil in the global financial system and the recent downturn in the United States economy is impacting the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn economy could adversely affect the Company’s business in a number of ways, including effects on its ability to met its financial obligations, obtain new mortgages, to refinance current debt and to sell properties.
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of March 31, 2009, amounts in accounts payable over 90 days totaled $1,850,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do no occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $15,102,000, maturing over the next twelve months. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.
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
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management’s beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company’s predecessors have had a history of losses in the past; unforeseen liabilities which could arise as a result of the prior operations of companies acquired in the 2001 consolidation transaction; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current global financial crisis and recent downturn in the United States economy; the potential delisting of the Company’s stock; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, as well as factors set forth elsewhere in this Report on Form 10-Q.

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
There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
(b) Reports on Form 8-K:
On March 16, 2009, a report on Form 8-K was filed with respect to Item 2.02.
On January 6, 2009, a report of Form 8-K was filed with respect to Items 3.02 and 3.03.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: May 11, 2009	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002