Form 10-Q
period 2009-06-30
AMERICAN SPECTRUM REALTY INC
filed 2009-08-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 31, 2009, 1,408,449 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Real estate held for investment	$259,281	$257,786
Accumulated depreciation	(68,127)	(61,283)

Real estate held for investment, net	191,154	196,503

Cash and cash equivalents	640	2,092
Tenant and other receivables, net of allowance for doubtful accounts of $453 and $371, respectively	1,184	805
Deferred rents receivable	1,900	1,869
Deferred tax asset	5,693	3,123
Insurance claims receivable	—	2,700
Investment in management company	4,000	4,000
Prepaid and other assets, net	12,660	13,899

Total Assets	$217,231	$224,991

LIABILITIES

Liabilities:
Notes payable, including premium of $0 and $19, respectively	$201,303	$202,194
Accounts payable	4,542	3,970
Liabilities related to insurance claims	1,814	3,200
Accrued and other liabilities	9,527	10,970

Total Liabilities	217,186	220,334

Commitments and Contingencies (Notes 9 and 10):

Equity:
American Spectrum Realty, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,644,155 and 1,620,304 shares, respectively; outstanding, 1,408,449 and 1,384,598 shares, respectively	16	16
Additional paid-in capital	48,631	48,393
Accumulated deficit	(48,194)	(44,200)
Treasury stock, at cost, 235,706 and 235,706 shares, respectively	(3,095)	(3,095)

Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(2,641)	1,115
Noncontrolling interest	2,686	3,542

Total Equity	45	4,657

Total Liabilities and Equity	$217,231	$224,991

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental revenue	$8,491	$8,778	$17,382	$17,042
Third party management and leasing revenue	24	3	41	16
Interest and other income	19	37	27	114

Total revenues	8,534	8,818	17,450	17,172

EXPENSES:
Property operating expense	4,192	4,216	8,300	7,744
Corporate general and administrative	1,024	1,025	1,894	1,881
Depreciation and amortization	3,807	3,550	7,519	6,788
Interest expense	3,388	3,362	6,759	6,467

Total expenses	12,411	12,153	24,472	22,880

Loss from continuing operations before deferred income tax benefit	(3,877)	(3,335)	(7,022)	(5,708)

Deferred income tax benefit	1,392	1,165	2,486	2,013

Loss from continuing operations	(2,485)	(2,170)	(4,536)	(3,695)

Discontinued operations:
Gain from discontinued operations	—	—	—	5
Gain on sale of discontinued operations	—	—	—	1,141
Deferred income tax expense	—	—	—	(421)

Income from discontinued operations	—	—	—	725

Net loss, including noncontrolling interest	$(2,485)	$(2,170)	$(4,536)	$(2,970)

Plus: Net loss attributable to noncontrolling interest	292	280	542	383

Net loss attributable to American Spectrum Realty, Inc.	(2,193)	(1,890)	(3,994)	(2,587)

Preferred stock dividend	(60)	—	(120)	—

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2,253)	$(1,890)	$(4,114)	$(2,587)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(1.60)	$(1.37)	$(2.93)	$(2.34)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	—	—	—	0.46

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(1.60)	$(1.37)	$(2.93)	$(1.88)

Basic weighted average shares used	1,407,032	1,376,098	1,402,349	1,375,864

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,253)	$(1.37)	$(4,114)	$(3,218)
Income from discontinuing operations	$—	$—	$—	$631
Net loss	$(2,253)	$(1.37)	$(4,114)	$(2,587)
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to American Spectrum Realty, Inc.	$(3,994)	$(2,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,519	6,810
Deferred rental income	(31)	(260)
Noncontrolling interest	(542)	(383)
Net gain on sale of real estate asset	—	(1,141)
Stock-based compensation expense	44	30
Deferred income tax benefit	(2,486)	(1,592)
Amortization of note payable premium, included in interest expense	(19)	(23)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(379)	(72)
Decrease (increase) in prepaid and other assets	569	(1,737)
Increase (decrease) in accounts payable	572	(375)
(Decrease) increase in accrued and other liabilities	(1,606)	999

Net cash used in operating activities	(353)	(331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	—	3,014
Real estate acquisitions	—	(17,250)
Capital improvements to real estate assets	(1,500)	(1,862)
Proceeds received related to insurance claims	2,700	—
Payments for damages related to insurance claims	(1,386)	—

Net cash used in investing activities:	(186)	(16,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,215	300
Proceeds from borrowings – property acquisitions	—	16,950
Repayment of borrowings – property sales	—	(2,218)
Repayment of borrowings – refinances	(1,474)	(150)
Repayment of borrowings – scheduled payments	(1,614)	(829)
Dividend payments to preferred stockholders	(40)	—
Repurchase of common stock	—	(9)
Proceeds from exercise of stock options	—	31
Release of restricted cash	—	3,565

Net cash (used in) provided by financing activities:	(913)	17,640

(Decrease) increase in cash and cash equivalents	(1,452)	1,211

Cash and cash equivalents, beginning of period	2,092	847

Cash and cash equivalents, end of period	$640	2,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$314	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,797	$6,207
Cash paid for income taxes	60	151
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2009, held an interest of 88.38% (consisting of the sole general partnership and a limited partnership interest). As of June 30, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.
No properties were purchased or sold during the six months ended June 30, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the significant cost for acquisitions. Currently, ASRM leases and/or manages approximately 510,000 square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
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
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of June 30, 2009, amounts in accounts payable over 90 days totaled $2,075,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $29,136,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of June 30, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.
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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 13, 2009.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share.

FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. The adoption of FSP No. EITF 03-6-1, which was effective January 1, 2009, did not materially affect the Company’s calculation of earnings per common share.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Consolidated Condensed Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Consolidated Condensed Statements of Operations. The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but simplifies and codifies related guidance within accounting principles generally accepted in the United States of America. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. As of June 30, 2009, the Company had no financial instruments requiring fair value measurement.
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

NONCONTROLLING INTEREST
Unit holders in the Operating Partnership (other than the Company) held an 11.62% and 12.88% partnership interest in the Operating Partnership, as limited partners, at June 30, 2009 and December 31, 2008, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three and six months ended June 30, 2009 and June 30, 2008. In accordance with SFAS No. 128, Earnings Per Share, stock options outstanding of 29,375 and 29,375 and OP Units (other than those held by the Company) outstanding of 744,982 and 823,509 (convertible into approximately 186,246 and 205,877 shares of common stock), at June 30, 2009 and June 30, 2008, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
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
As of June 30, 2009, the Company had unrecognized tax benefits of approximately $139,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at June 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.

NOTE 3. REAL ESTATE
ACQUISITIONS
2009
No properties were acquired during the first six months of 2009.
2008
On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.
DISPOSITIONS
2009
No properties were sold during the first six months of 2009.
2008
During the first quarter of 2008, the Company sold a 58,783 square foot retail property (“Columbia’) located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.
NOTE 4. DISCONTINUED OPERATIONS
There were no operations of discontinued operations for the three months ended June 30, 2009 and 2008. The operations of discontinued operations for the six months ended June 30, 2009 and 2008 are summarized below (dollars in thousands):

	Six Months Ended June 30,
Consolidated Condensed Statements of Operations	2009	2008

Rental revenue	$—	$73
Total expenses	—	68

Income from discontinued operations before gain on sale and income tax expense	—	5
Gain on sale of discontinued operations	—	1,141
Income tax expense	—	(421)

Income from discontinued operations	$—	$725

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of June 30, 2009 and December 31, 2008 (dollars in thousands):

		June 30, 2009		December 31, 2008
Collateral (property unless	Maturity	Principal	Interest	Principal	Interest
otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
1501 Mockingbird (1)	9/30/2009	298	6.00%	300	6.00%
6430 Richmond Atrium (1)	9/30/2009	709	5.50%	715	5.50%
Corporate — Secured	2/7/2010	1,950	7.50%	1,950	7.50%
Fountain View Place (2)	4/29/2010	1,515	10.00%	1,700	10.00%
Corporate — Unsecured (3)	5/31/2010	500	11.00%	—	—
Pacific Spectrum (4)	6/10/2010	5,294	8.02%	5,341	8.02%
Fountain View Place (5)	10/29/2010	2,100	18.00%	2,500	18.00%
Bristol Bay	8/1/2011	6,952	7.58%	7,005	7.58%
Technology	8/1/2011	7,188	7.44%	7,243	7.44%
Creekside	12/1/2011	5,861	7.17%	5,907	7.17%
16350 Park Ten Place	5/11/2012	4,494	7.45%	4,526	7.45%

		June 30, 2009		December 31, 2008
Collateral (property unless	Maturity	Principal	Interest	Principal	Interest
otherwise noted)	Date	Balance	Rate	Balance	Rate

16360 Park Ten Place	5/11/2012	3,521	7.45%	3,546	7.45%
2855 Mangum	5/11/2012	2,594	7.45%	2,613	7.45%
2855 Mangum	5/11/2012	1,445	6.00%	1,472	6.00%
6430 Richmond Atrium	5/11/2012	2,177	7.45%	2,193	7.45%
Southwest Pointe	6/1/2012	2,730	7.33%	2,751	7.33%
16350 Park Ten Place	8/11/2012	496	7.45%	500	7.45%
16360 Park Ten Place	8/11/2012	389	7.45%	391	7.45%
11500 Northwest Freeway	6/1/2014	4,112	5.93%	4,145	5.93%
11500 Northwest Freeway	6/1/2014	297	5.93%	300	5.93%
Morenci	7/1/2014	1,707	7.25%	1,524	6.60%
5850 San Felipe	8/1/2014	5,134	5.65%	5,177	5.65%
Northwest Corporate Center	8/1/2014	5,411	6.26%	5,451	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,214	5.59%	2,232	5.59%
8300 Bissonnet	5/1/2015	4,562	5.51%	4,597	5.51%
1501 Mockingbird	7/1/2015	3,263	5.28%	3,287	5.28%
5450 Northwest Central	9/1/2015	2,652	5.38%	2,674	5.38%
800 Sam Houston Parkway	12/29/2015	2,346	6.25%	2,372	6.25%
888 Sam Houston Parkway	12/29/2015	2,346	6.25%	2,372	6.25%
2401 Fountain View	3/1/2016	12,228	5.82%	12,316	5.82%
12000 Westheimer	1/1/2017	4,250	5.70%	4,250	5.70%
2470 Gray Falls	1/1/2017	3,100	5.70%	3,100	5.70%
6420 Richmond Atrium	6/5/2017	6,400	5.87%	6,400	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,595	6.50%	12,670	6.50%

	Subtotal	$176,430		$177,120
Variable Rate
Corporate — Unsecured	1/12/2010	1,200	6.00%	1,200	6.00%
Beltway Industrial (6)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate — Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	3,116	2.90%	3,210	4.30%
Windrose Plaza	4/19/2012	2,887	2.90%	2,975	4.30%

	Subtotal	$24,870		$25,055
Loan Premium		—		19

	Total	$201,303		$202,194

(1)	In June 2009, the lender extended the maturity date of the notes from June 30, 2009 to September 30, 2009

(2)	In April 2009, the Company made a principal payment of $170,000 on the note and the lender extended the maturity date of the note to April 29, 2010

(3)	In May 2009, the Company obtained an unsecured loan in the amount of $500,000. The note matures in May 2010.

(4)	In June 2009, the lender extended the maturity date of the note from June 10, 2009 to June 10, 2010.

(5)	In April 2009, the Company made a principal payment of $250,000 on the note and exercised an option to extend the maturity to October 29, 2009. The loan contains a second option to extend maturity to April 29, 2010.

(6)	The loan contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.
In June 2009, the Company refinanced its loan secured by Morenci, an industrial property located in Indianapolis, Indiana for $1,715,000. The new loan bears interest at a fixed rate of 7.25% per annum and matures in July 2014. Net proceeds of $241,000 were received as a result of the refinance.
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
OP Units (other than those held by the Company) of 744,982 (convertible into approximately 186,246 shares of common stock) were outstanding as of June 30, 2009.
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock.
The following represents the effects of changes in the Company’s ownership interest in the OP on the Company’s equity for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009	2008

Net loss attributable to the Company	$(3,994)	$(2,587)
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$314	$—

Change from net loss attributable to the Company and exchange of OP Units for shares of Common Stock	$(3,680)	$(2,587)

There were no changes in the Company’s ownership interest in the OP on the Company’s equity for the three months ended June 30, 2009 and 2008.
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
NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of June 30, 2009, 107,064 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
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
Total stock-based compensation expense recognized for the three months ended June 30, 2009 and 2008 amounted to $23,000, or $.02 per basic and diluted earnings per share and $17,000, or $.01 per basic and diluted earnings per share, respectively. Total stock-based compensation expense recognized for the six months ended June 30, 2009 and 2008 amounted to $44,000, or $.03 per basic and diluted earnings per share and $30,000, or $.02 per basic and diluted earnings share, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.

Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the six months ended June 30, 2009, no options were exercised.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2009	29,375	$23.93
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding on June 30, 2009	29,375	$23.93	$97,713

Exercisable as of June 30, 2009	29,375	$23.93	$97,713

The following table summarizes certain information for stock options, all of which are exercisable on June 30, 2009:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Exercisable	Life	Price
$8.10 – $12.20	12,500	4.8 years	$10.66
$18.25 – $27.16	11,250	5.2 years	$20.65
$60.00 – $60.00	5,625	2.3 years	$60.00
A summary of the status of the Company’s nonvested stock options as of January 1, 2009 and changes during the six months ended June 30, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2009	1,562	$10.00
Granted	—	—
Vested	(1,562)	$10.00
Forfeited	—	—

Nonvested at June 30, 2009	—	$—

As of June 30, 2009, there was no unrecognized compensation cost related to stock options.
Restricted Stock
The Company issued 4,250 shares of Common Stock to its officers and directors under the Plan during each of three years ended December 31, 2008, 2007 and 2006. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.
During the three months ended June 30, 2009 and 2008, compensation expense of $22,000 and $12,000, respectively, was recognized for restricted shares. During the six months ended June 30, 2009 and 2008, compensation expense of $39,000 and $21,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2009 and changes during the six months ended June 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2009	7,087	$24.10
Granted	4,250	$21.23
Vested	(2,831)	$23.88
Forfeited	—	—

Nonvested at March 31, 2009	8,506	$22.74

As of June 30, 2009, there was $178,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 2.8 years.
NOTE 9. RELATED PARTY TRANSACTIONS
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock.
On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of June 30, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $80,000.
In December 2007, Messrs. Carden, Galardi and Brown adopted a 10b5-1 trading plan to jointly purchase up to 300,000 shares of ASR common stock, commencing December 26, 2007; to date, they have jointly purchased 93,823 shares of ASR common stock pursuant to this plan. In May 2009, the trading plan was terminated.
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Guarantee fee paid for the 2008 year was $96,712. The Company accrued $32,000 for the six months ended June 30, 2009 related to the Guarantee Fee for the 2009 year.
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

NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company filed insurance claims in 2008 related to Hurricane Ike, which affected the greater Houston area in September 2008, and related to a fire at one of its Houston area properties. The Company has accrued a liability of $1,814,000 at June 30, 2009 for property damage related to these matters, which represents unpaid out-of-pocket costs incurred to date for repairs. The Company is still assessing damages related to these claims and is in the process of filing additional claims for damages related to Hurricane Ike. The claim amounts are in excess of the accrued liabilities at June 30, 2009. Settlements are expected to be reached during the third or fourth quarter of 2009.
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
On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 9 — Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of June 30, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $80,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2009, held an interest of 88.38% (consisting on the sole general partnership and a limited partnership interest). As of June 30, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 23 office buildings, five industrial properties and one retail property. The 29 properties are located in five states.
No properties were purchased or sold during the six months ended June 30, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
In the accompanying financial statements, the results of operations for Columbia are shown in the section “Discontinued operations.” The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements of the Company, including the notes thereto, included in Item 1.
The Company’s properties were 83% occupied at June 30, 2009 compared to 88% at June 30, 2008. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for acquisitions. Currently, ASRM leases and/or manages approximately 510,000 square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
The Company intends to continue to seek to acquire additional properties in core markets and further reduce its non-core assets while focusing on an aggressive leasing program during 2009.
CRITICAL ACCOUNTING POLICIES
The major accounting policies followed by the Company are listed in Note 2 — Summary of Significant Accounting Policies — of the Notes to the Consolidated Condensed Financial Statements. The consolidated condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements:
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

Allocation of Purchase Price of Acquired Assets
Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with SFAS No. 141R, Business Combinations), and allocates the purchase price to the acquired assets and assumed liabilities. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.
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
RESULTS OF OPERATIONS
Discussion of the three months ended June 30, 2009 and 2008.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	June 30,	June 30,	Variance
	2009	2008	$	%

Rental revenue	$8,491,000	$8,778,000	$(287,000)	(3.3%)
Operating expenses:
Property operating expenses	4,192,000	4,216,000	(24,000)	(0.6%)
General and administrative	1,024,000	1,025,000	(1,000)	(0.1%)
Depreciation and amortization	3,807,000	3,550,000	257,000	7.2%
Interest expense	3,388,000	3,362,000	26,000	0.8%
Rental revenue. Rental revenue decreased $287,000, or 3.3%, for the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008. Rental revenue for properties owned for the full three months ended June 30, 2009 and June 30, 2008 decreased $500,000, or 6.1%. The decrease was in large part due to a decrease in occupancy. The weighted average occupancy of the Company’s properties was 83% as of June 30, 2009 compared to 88% as of June 30, 2008. The decrease was also attributable to a rise in rent concessions and a decrease in lease termination revenue. The decrease was partially offset by revenue generated from an office property acquired during the second quarter of 2008. The amount of revenue attributable to this acquisition for the quarter ended June 30, 2009 was $213,000 more than for the quarter ended June 30, 2008.
Property operating expenses. Property operating expenses decreased by $24,000, or 0.6%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. Property operating expenses for properties owned for the full three months ended June 30, 2009 and June 30, 2008 decreased by $154,000, or 3.9%. This decrease was principally due to a reduction in utility costs, primarily to due to lower electricity rates. The decrease was partially offset by an increase in property operating expenses of $130,000 related to the office property acquired in the second quarter of 2008.

General and administrative. General and administrative costs remained relatively unchanged, decreasing by $1,000, or 0.1%, for the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008. A decrease in professional fees, principally legal and accounting, and a reduction in IT costs was offset by an increase in consulting costs related to business development.
Depreciation and amortization. Depreciation and amortization expense increased $257,000, or 7.2%, for the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008. The increase was principally attributable to depreciation and amortization of $185,000 related to capital improvements and amortization of capitalized lease costs associated with properties owned for the full three months ended June 30, 2009 and June 30, 2008. Depreciation and amortization expense related to the acquired property mentioned above accounted for the remaining increase of $72,000.
Interest expense. Interest expense increased $26,000, or 0.8%, for the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008. The increase was primarily due to interest expense of $94,000 attributable to the acquired property mentioned above. The increase was partially offset by a reduction in interest expense of $68,000 related to other debt. The decrease in interest expense related to other debt was due to a decrease in interest rates on several variable rate loans and an overall decrease in principal balances.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $1,392,000 for the three months ended June 30, 2009, compared to $1,165,000 for the three months ended June 30, 2008. The increase in deferred income tax benefit for the three months ended June 30, 2009 corresponds to the increase in loss from continuing operations for the period, in comparison to the three months ended June 30, 2008.
Noncontrolling interest. The share of loss attributable to the holders of OP Units was $292,000 for the three months ended June 30, 2009, compared to a share of loss of $280,000 for the three months ended June 30, 2008. The noncontrolling interest represents the approximate 12% interest in the Operating Partnership not held by the Company.
Discussion of the six months ended June 30, 2009 and 2008.
The following table shows a comparison of rental revenues and certain expenses for the six months ended:

	June 30,	June 30,	Variance
	2009	2008	$	%

Rental revenue	$17,382,000	$17,042,000	$340,000	2.0%
Operating expenses:
Property operating expenses	8,300,000	7,744,000	556,000	7.2%
General and administrative	1,894,000	1,881,000	13,000	0.7%
Depreciation and amortization	7,519,000	6,788,000	731,000	10.8%
Interest expense	6,759,000	6,467,000	292,000	4.5%
Rental revenue. Rental revenue increased $340,000, or 2.0%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2009. This increase was attributable to additional revenue generated from an office property acquired during the second quarter of 2008. The acquisition accounted for an increase in rental revenue of $1,031,000 for the period. The increase was offset by a decrease in revenues from properties owned for the full six months ended June 30, 2009 and June 30, 2008 of $690,000, in large part due to a decrease in occupancy. The weighted average occupancy of the Company’s properties was 83% as of June 30, 2009 compared to 88% as of June 30, 2008. The decrease was also attributable to a rise in rent concessions and a decrease in lease termination revenue for the period.
Property operating expenses. Property operating expenses increased by $556,000, or 7.2%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. The increase was partially due to operating expenses of $533,000 related to the acquired property mentioned above. Property operating expenses on properties owned for the full six months ended June 30, 2009 and 2008 accounted for the remaining increase of $23,000. The increase in property operating expenses from properties owned for the full six months ended June 30, 2009 and June 30, 2008 was principally due to an increase in property administrative costs and higher repairs and maintenance.

General and administrative. General and administrative costs increased $13,000, or 0.07%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. The increase was principally due to $192,000 increase in consulting cost related to business development. The increase was partially offset by a decrease in corporate staffing costs and IT related expenditures.
Depreciation and amortization. Depreciation and amortization expense increased $731,000, or 10.8%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. The increase was principally attributable to depreciation and amortization of $348,000 related to the acquired property mentioned above. The remainder of the increase was due to the depreciation of additional capital improvements and amortization of capitalized lease costs associated with properties owned for the full six months ended June 30, 2009 and June 30, 2009.
Interest expense. Interest expense increased $292,000, or 4.5%, for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. The increase was primarily due to interest expense of $511,000 attributable to the acquired property mentioned above. The increase was partially offset by a reduction in interest expense of $219,000 related to other debt. The decrease in interest expense related to other debt was due to a decrease in interest rates on several variable rate loans and an overall decrease in principal balances.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $2,486,000 for the six months ended June 30, 2009, compared to $2,013,000 for the six months ended June 30, 2008. The increase in deferred income tax benefit for the six months ended June 30, 2009 corresponds to the increase in loss from continuing operations for the period, in comparison to the six months ended June 30, 2008.
Noncontrolling interest. The share of loss attributable to the holders of OP Units was $542,000 for the six months ended June 30, 2009, compared to a share of loss of $383,000 for the six months ended June 30, 2008. The noncontrolling interest represents the approximate 12% interest in the Operating Partnership not held by the Company.
Discontinued operations. The Company recorded income from discontinued operations of $725,000 for the six months ended June 30, 2008. The income for the six months ended June 30, 2008 includes the operating results and gain on sale of Columbia. Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, was sold in March 2008. The Company had no income or loss from discontinued operations for the six months ended June 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
During the first six months of 2009, the Company derived cash primarily from the collection of rents, borrowings and insurance claim proceeds related to Hurricane Ike and a fire at one of its Houston area properties. Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, payment for damages related to the hurricane and fire, repayment of borrowings and scheduled principal and interest payments on borrowings.
The Company reported a net loss attributable to American Spectrum Realty, Inc. of $3,994,000 for the six months ended June 30, 2009 compared to a net loss attributable to American Spectrum Realty, Inc. of $2,587,000 for the six months ended June 30, 2008. These results include the following non-cash items:

	Six Months Ended June 30,
	2009	2008
Non-Cash Items:
Depreciation and amortization expense	$7,519	$6,810
Income tax benefit	(2,486)	(1,592)
Deferred rental income	(31)	(260)
Noncontrolling interest	(542)	(383)
Stock-based compensation expense	44	30
Amortization of loan premium	(19)	(23)

Net cash used in operating activities amounted to $353,000 for the six months ended June 30, 2009. The net cash represented $491,000 generated by property operations, offset by a change in net operating assets and liabilities of $844,000. Net cash used in operating activities amounted to $331,000 for the six months ended June 30, 2008. The net cash represented $854,000 generated by property operations, offset by a change in net operating assets and liabilities of $1,185,000.
Net cash used in investing activities amounted to $186,000 for the six months ended June 30, 2009. Cash of $1,500,000 was used for capital expenditures, primarily tenant improvements. The Company received insurance proceeds of $2,700,000 related to its hurricane and fire claims and paid $1,386,000 for damages related to the hurricane and fire. Net cash used in investing activities amounted to $16,098,000 for the six months ended June 30, 2008. Cash of $17,250,000 was used to acquire one office property and $1,862,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia during the period.
Cash used in financing activities amounted to $913,000 for the six months ended June 30, 2009, which included repayments of borrowings of $1,474,000 and scheduled principal payments on debt of $1,614,000. This amount was partially offset by new borrowings of $2,215,000. Net cash provided by financing activities amounted to $17,640,000 for the six months ended June 30, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $300,000 from an additional borrowing on an unsecured loan and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings of $2,218,000 on the sale of Columbia, scheduled principal payments of $829,000 and other principal repayments of $150,000.
The current credit crisis, related turmoil in the global financial system and the recent downturn in the United States economy are impacting the Company’s liquidity and capital resources. The continuation of the credit crisis and/or economic downturn could adversely affect the Company’s business in a number of ways, including effects on its ability to met its financial obligations, obtain new mortgages, to refinance current debt and to sell properties.
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of June 30, 2009, amounts in accounts payable over 90 days totaled $2,075,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do no occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $29,136,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of June 30, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.
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
There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2009, the Company issued a total of 4,250 shares of Common Stock to its officers and directors pursuant to the Company’s Omnibus Stock Option Incentive Plan. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 annual meeting of stockholders was held on May 8, 2009. The matters on which the stockholders voted, in person or by proxy, were (i) to elect five directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, and (ii) to ratify the selection of Hein & Associates LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2009. The results of the voting are shown below:
Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld

Timothy R. Brown	1,098,113	3,555
William J. Carden	1,098,170	3,498
John N. Galardi	1,097,310	4,358
William W. Geary, Jr.	1,098,186	3,482
Presley E. Werlein, III	1,097,987	3,681
Ratify the selection of Hein & Associates LLP as independent auditors:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

1,098,654	487	2,527
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On June 29, 2009, a report on Form 8-K was filed with respect to Item 8.01.
On May 26, 2009, a report on Form 8-K was filed with respect to Item 8.01.
On May 12, 2009, a report on Form 8-K was filed with respect to Item 2.02.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: August 13, 2009	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002