Form 10-Q
period 2009-09-30
AMERICAN SPECTRUM REALTY INC
filed 2009-11-16
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No
As of November 10, 1,409,949 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate held for investment	$259,571	$257,786
Accumulated depreciation	(71,555)	(61,283)

Real estate held for investment, net	188,016	196,503

Cash and cash equivalents	1,974	2,092
Tenant and other receivables, net of allowance for doubtful accounts of $453 and $371, respectively	937	805
Deferred rents receivable	2,199	1,869
Deferred tax asset	7,182	3,123
Insurance claims receivable	—	2,700
Investment in management company	4,000	4,000
Prepaid and other assets, net	13,399	13,899

Total Assets	$217,707	$224,991

LIABILITIES

Liabilities:
Notes payable, including premium of $0 and $19, respectively	$199,541	$202,194
Accounts payable	5,581	3,970
Liabilities related to insurance claims	1,459	3,200
Accrued and other liabilities	9,792	10,970

Total Liabilities	216,373	220,334

Commitments and Contingencies (Notes 9 and 10):

Equity:
American Spectrum Realty, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,644,155 and 1,620,304 shares, respectively; outstanding, 1,409,949 and 1,384,598 shares, respectively	16	16
Additional paid-in capital	50,567	48,393
Accumulated deficit	(50,516)	(44,200)
Treasury stock, at cost, 235,706 and 235,706 shares, respectively	(3,095)	(3,095)

Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(3,027)	1,115
Noncontrolling interests	4,361	3,542

Total Equity	1,334	4,657

Total Liabilities and Equity	$217,707	$224,991

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Rental revenue	$8,498	$9,082	$25,880	$26,164
Third party management and leasing revenue	71	18	112	132
Interest and other income	10	14	37	30

Total revenues	8,579	9,114	26,029	26,326

EXPENSES:
Property operating expense	4,417	4,958	12,681	12,740
Corporate general and administrative	1,002	854	2,896	2,735
Depreciation and amortization	3,773	3,686	11,292	10,474
Interest expense	3,470	3,501	10,265	9,968

Total expenses	12,662	12,999	37,134	35,917

Loss from continuing operations before deferred income tax benefit	(4,083)	(3,885)	(11,105)	(9,591)

Deferred income tax benefit	1,447	1,376	3,933	3,389

Loss from continuing operations	(2,636)	(2,509)	(7,172)	(6,202)

Discontinued operations:
Gain from discontinued operations	—	—	—	5
Gain on sale of discontinued operations	—	—	—	1,141
Deferred income tax expense	—	—	—	(421)

Income from discontinued operations	—	—	—	725

Net loss, including noncontrolling interests	$(2,636)	$(2,509)	$(7,172)	$(5,477)

Plus: Net loss attributable to noncontrolling interests	314	323	856	706

Net loss attributable to American Spectrum Realty, Inc.	(2,322)	(2,186)	(6,316)	(4,771)

Preferred stock dividend	(60)	—	(180)	—

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2,382)	$(2,186)	$(6,496)	$(4,771)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(1.69)	$(1.59)	$(4.62)	$(3.93)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	—	—	—	0.46

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(1.69)	$(1.59)	$(4.62)	$(3.47)

Basic and diluted weighted average shares used	1,409,449	1,376,098	1,404,716	1,375,942

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,382)	$(2,186)	$(6,496)	$(5,402)
Income from discontinuing operations	$—	$—	$—	$631
Net loss	$(2,382)	$(2,186)	$(6,496)	$(4,771)
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to American Spectrum Realty, Inc.	$(6,316)	$(4,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,292	10,497
Deferred rental income	(330)	(298)
Noncontrolling interests	(856)	(706)
Net gain on sale of real estate asset	—	(1,141)
Stock-based compensation expense	69	50
Deferred income tax benefit	(3,933)	(2,968)
Amortization of note payable premium, included in interest expense	(19)	(34)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(132)	(28)
Increase in prepaid and other assets	(516)	(2,526)
Increase in accounts payable	1,611	130
(Decrease) increase in accrued and other liabilities	(1,448)	2,302

Net cash (used in) provided by operating activities	(578)	507

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	—	3,014
Real estate acquisitions	—	(17,250)
Capital improvements to real estate assets	(1,785)	(3,086)
Proceeds received related to insurance claims	2,700	—
Payments for damages related to insurance claims	(1,741)	—

Net cash used in investing activities:	(826)	(17,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,105	470
Proceeds from borrowings – property acquisitions	—	16,950
Repayment of borrowings – property sales	—	(2,218)
Repayment of borrowings – refinances	(1,474)	(150)
Repayment of borrowings – scheduled payments	(2,215)	(1,250)
Repayment of borrowings — other	(2,050)	—
Proceeds from partial sale of consolidated partnership interests	4,000	—
Acquisition of minority interest in the operating partnership	—	(1)
Dividend payments to preferred stockholders	(80)	—
Repurchase of common stock	—	(9)
Proceeds from exercise of stock options	—	31
Release of restricted cash	—	3,565

Net cash provided by financing activities:	1,286	17,388

(Decrease) increase in cash and cash equivalents	(118)	573

Cash and cash equivalents, beginning of period	2,092	847

Cash and cash equivalents, end of period	$1,974	1,420

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$314	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,975	$9,593
Cash paid for income taxes	89	151
The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
NOTE 1. DESCRIPTION OF BUSINESS
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2009, held an interest of 88.39% (consisting of the sole general partnership and a limited partnership interest). As of September 30, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 30 properties, which consisted of 23 office buildings, five industrial properties, one retail property and a parcel of land. The 30 properties are located in five states.
No properties were purchased or sold during the nine months ended September 30, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the significant cost for property acquisitions. Currently, ASRM leases and/or manages approximately 568,000 square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy is impacting the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the economic downturn could adversely affect the Company’s business in a number of ways, including effects on its ability to met its financial obligations, obtain new mortgages, to refinance current debt and to sell properties.
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of September 30, 2009, amounts in accounts payable over 90 days totaled $2,690,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $28,951,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of September 30, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.
The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
The financial statements include the accounts of the Operating Partnership and all other subsidiaries of the Company. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.
RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform with the current year presentation. Real estate designated as held for sale is presented as discontinued operations and the results of operations of these properties are included in income (loss) from discontinued operations. The Company’s noncontrolling interests are reported as a component of stockholders’ equity.
SEGMENT REPORTING
The Company operates as one business operating and reportable segment.
NEW ACCOUNTING PRONOUNCEMENTS
In August 2009, the Financial Accounting Standards Board (“FASB”) issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements.
In June 2009, changes were issued by FASB to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.

Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.
In May 2009, the FASB issued changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through the date the accompanying financial statements were issued.
In June 2008, the FASB issued guidance about determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic earnings per share under the two-class method. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. The adoption, which was effective January 1, 2009, did not materially affect the Company’s calculation of earnings per common share.
In December 2007, the FASB issued changes to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In addition, these changes require the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred. These changes were effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these changes did not have a material impact on the Company’s consolidated results of operations and financial condition.
In September 2006, the FASB issued changes to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition.

STOCK-BASED COMPENSATION
Stock-based compensation expense beginning with the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the estimated grant-date fair value. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which ranges from immediate vesting to vesting over a three-year period. See Note 8 for a further discussion on stock-based compensation.
NONCONTROLLING INTERESTS
Unit Holders in the Operating Partnership
Unit holders in the Operating Partnership (other than the Company) held an 11.61% and 12.88% partnership interest in the Operating Partnership, as limited partners, at September 30, 2009 and December 31, 2008, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.
Partial Sale of Consolidated Partnership Interests
On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”). Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale. Each of the limited partnerships owns an income-producing property in Houston, Texas.
These limited partnerships are required to distribute, monthly, an annual 12% cumulative, non-compounding return on the unredeemed Preferred Capital and a participation in the operating net cash flow of the limited partnerships.
The Company has a right to repurchase the preferred interests in each of the partnerships within five years for an amount equal to the remaining Preferred Capital plus a 15% annual internal rate of return.
NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the three and nine months ended September 30, 2009 and September 30, 2008. Stock options outstanding of 29,375 and 29,375 and OP Units (other than those held by the Company) outstanding of 744,982 and 823,388 (convertible into approximately 186,246 and 205,847 shares of common stock), at September 30, 2009 and September 30, 2008, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.
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
In June 2006, the FASB issued guidance regarding the uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. There is a recognition threshold of more-likely—than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2009, the Company had unrecognized tax benefits of approximately $139,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at September 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.
NOTE 3. REAL ESTATE
ACQUISITIONS
2009
No properties were acquired during the first nine months of 2009.
2008
On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.
DISPOSITIONS
2009
No properties were sold during 2009.
2008
On February 28, 2008, the Company sold a 58,783 square foot retail property located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.
NOTE 4. DISCONTINUED OPERATIONS
There were no operations of discontinued operations for the three months ended September 30, 2009 and 2008. The operations of discontinued operations for the nine months ended September 30, 2009 and 2008 are summarized below (dollars in thousands):

	Nine Months Ended September 30,
Consolidated Condensed Statements of Operations	2009	2008

Rental revenue	$—	$73
Total expenses	—	68

Income from discontinued operations before gain on Sale and income tax expense	—	5
Gain on sale of discontinued operations	—	1,141
Income tax expense	—	(421)

Income from discontinued operations	$—	$725

NOTE 5. NOTES PAYABLE, NET OF PREMIUM
The Company had the following notes payable outstanding as of September 30, 2009 and December 31, 2008 (dollars in thousands):

		September 30, 2009		December 31, 2008
Collateral (property unless	Maturity	Principal	Interest	Principal	Interest
otherwise noted)	Date	Balance	Rate	Balance	Rate

Fixed Rate
1501 Mockingbird (1)	9/30/2009	297	6.00%	300	6.00%
6430 Richmond Atrium (1)	9/30/2009	708	5.50%	715	5.50%
Corporate — Secured	2/7/2010	1,950	7.50%	1,950	7.50%
Fountain View Place (2)	4/29/2010	1,469	10.00%	1,700	10.00%
Corporate — Unsecured (3)	5/31/2010	500	11.00%	—	—
Pacific Spectrum (4)	6/10/2010	5,272	8.02%	5,341	8.02%
1501Mockingbird/6430 Richmond (5)	9/21/2010	890	8.75%	—	—
Fountain View Place (6)	10/29/2010	—	18.00%	2,500	18.00%
Bristol Bay	8/1/2011	6,926	7.58%	7,005	7.58%
Technology	8/1/2011	7,161	7.44%	7,243	7.44%
Creekside	12/1/2011	5,838	7.17%	5,907	7.17%
16350 Park Ten Place	5/11/2012	4,478	7.45%	4,526	7.45%
16360 Park Ten Place	5/11/2012	3,508	7.45%	3,546	7.45%
2855 Mangum	5/11/2012	2,585	7.45%	2,613	7.45%
2855 Mangum	5/11/2012	1,434	6.00%	1,472	6.00%
6430 Richmond Atrium	5/11/2012	2,170	7.45%	2,193	7.45%
Southwest Pointe	6/1/2012	2,721	7.33%	2,751	7.33%
16350 Park Ten Place	8/11/2012	494	7.45%	500	7.45%
16360 Park Ten Place	8/11/2012	387	7.45%	391	7.45%
11500 Northwest Freeway	6/1/2014	4,096	5.93%	4,145	5.93%
11500 Northwest Freeway	6/1/2014	296	5.93%	300	5.93%
Morenci	7/1/2014	1,697	7.25%	1,524	6.60%
5850 San Felipe	8/1/2014	5,113	5.65%	5,177	5.65%
Northwest Corporate Center	8/1/2014	5,391	6.26%	5,451	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,205	5.59%	2,232	5.59%
8300 Bissonnet	5/1/2015	4,545	5.51%	4,597	5.51%
1501 Mockingbird	7/1/2015	3,252	5.28%	3,287	5.28%
5450 Northwest Central	9/1/2015	2,642	5.38%	2,674	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,666	6.25%	4,744	6.25%
2401 Fountain View	3/1/2016	12,184	5.82%	12,316	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,350	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,382	5.87%	6,400	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,560	6.50%	12,670	6.50%

	Subtotal	$174,767		$177,120

Variable Rate
Corporate — Unsecured	1/12/2010	1,200	6.00%	1,200	6.00%
Beltway Industrial (7)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate — Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	3,065	2.90%	3,210	4.30%
Windrose Plaza	4/19/2012	2,839	2.90%	2,975	4.30%

	Subtotal	$24,774		$25,055
Loan Premium		—		19

	Total	$199,541		$202,194

(1)	Loans were paid in full in October 2009.

(2)	In April 2009, the Company made a principal payment of $170,000 on the note and the lender extended the maturity date of the note to April 29, 2010

(3)	In May 2009, the Company obtained a one-year unsecured loan in the amount of $500,000.

(4)	In June 2009, the lender extended the maturity date of the note from June 10, 2009 to June 10, 2010.

(5)	In September 2009, the Company obtained a one-year loan in the amount of $890,000.

(6)	Loan was paid in September 2009.

(7)	The loan contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.
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
NOTE 6. NONCONTROLLING INTERESTS
The Company’s noncontrolling interests are included as a component of stockholders’ equity.
Unit Holders in the Operating Partnership
OP Units (other than those held by the Company) of 744,982 (convertible into approximately 186,246 shares of common stock) were outstanding as of September 30, 2009.
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock.
Partial Sale of Consolidated Partnership Interests
On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”). Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale. Each of the limited partnerships owns an income-producing property in Houston, Texas.
These limited partnerships are required to distribute, monthly, an annual 12% cumulative, non-compounding return on the unredeemed Preferred Capital and a participation in the operating net cash flow of the limited partnerships.
The Company has a right to repurchase the preferred interests in each of the partnerships within five years for an amount equal to the remaining Preferred Capital plus a 15% annual internal rate of return.
The following represents the effects of changes in the Company’s ownership interest in the OP and in the two single purpose Limited Partnerships on the Company’s equity for the three and nine months ended September 30, 2009 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Net loss attributable to the Company	$(2,322)	$(6,316)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	—	314
Increase in the Company’s paid-in capital on partial sale of consolidated partnership interests	$1,971	$1,971

Net transfers from noncontrolling interests	$1,971	$2,285

Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock and partial sale of consolidated partnership interests	$(351)	$(4,031)

There were no changes in the Company’s ownership interest in the OP and in the two single purpose Limited Partnerships on the Company’s equity for the three and nine months ended September 30, 2008.
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
NOTE 8. STOCK-BASED COMPENSATION
The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of September 30, 2009, 105,564 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.
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
Total stock-based compensation expense recognized for the three months ended September 30, 2009 and 2008 amounted to $25,000, or $.02 per basic and diluted earnings per share and $20,000, or $.01 per basic and diluted earnings per share, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 amounted to $69,000, or $.05 per basic and diluted earnings per share and $50,000, or $.04 per basic and diluted earnings share, respectively. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.
Stock Options
No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the nine months ended September 30, 2009, no options were exercised.
The following table summarizes activity and outstanding stock options under the plan:

	Shares	Weighted Average	Aggregate
	Under Option	Exercise Price	Intrinsic Value

Outstanding on January 1, 2009	29,375	$23.93
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding on September 30, 2009	29,375	$23.93	$127,713

Exercisable as of September 30, 2009	29,375	$23.93	$127,713

The following table summarizes certain information for stock options, all of which are exercisable and outstanding on September 30, 2009:

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Exercisable	Life	Price
$8.10 - $12.20	12,500	4.5 years	$10.66
$18.25 - $27.16	11,250	5.0 years	$20.65
$60.00 - $60.00	5,625	2.0 years	$60.00
A summary of the status of the Company’s nonvested stock options as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested Stock Options	Number	Fair Value

Nonvested at January 1, 2009	1,562	$10.00
Granted	—	—
Vested	(1,562)	$10.00
Forfeited	—	—

Nonvested at September 30, 2009	—	$—

As of September 30, 2009, there was no unrecognized compensation cost related to stock options.
Restricted Stock
The Company issued a total of 5,750 shares of Common Stock to its officers, directors and certain key employees under the Plan during the nine months ended September 30, 2009. The Company issued a total of 4,250 shares of Common Stock to its officers and directors under the Plan during each of two years ended December 31, 2008 and 2007. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.
During the three months ended September 30, 2009 and 2008, compensation expense of $25,000 and $17,000, respectively, was recognized for restricted shares. During the nine months ended September 30, 2009 and 2008, compensation expense of $64,000 and $38,000, respectively, was recognized for restricted shares. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.
A summary of the status of the Company’s restricted stock awards as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2009	7,087	$24.10
Granted	5,750	$19.34
Vested	(2,831)	$23.88
Forfeited	—	—

Nonvested at September 30, 2009	10,006	$21.43

As of September 30, 2009, there was $174,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 2.5 years.

NOTE 9. RELATED PARTY TRANSACTIONS
In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock.
On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At September 30, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $100,000.
In December 2007, Messrs. Carden, Galardi and Brown adopted a 10b5-1 trading plan to jointly purchase up to 300,000 shares of ASR common stock, commencing December 26, 2007; to date, they have jointly purchased 93,823 shares of ASR common stock pursuant to this plan. In May 2009, the trading plan was terminated.
The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Guarantee fee paid for the 2008 year was $96,712. The Company accrued $52,000 for the nine months ended September 30, 2009 related to the Guarantee Fee for the 2009 year.
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
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company filed insurance claims in 2008 related to Hurricane Ike, which affected the greater Houston area in September 2008, and related to a fire at one of its Houston area properties. The Company has an accrued liability of $1,459,000 at September 30, 2009 for property damage related to these matters, which represents unpaid out-of-pocket costs incurred to date for repairs. The Company is still assessing damages related to these claims and is in the process of filing additional claims for damages related to Hurricane Ike. The claim amounts are in excess of the accrued liabilities at September 30, 2009.
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
On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 9 — Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of September 30, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $100,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2009, held an interest of 88.39% (consisting on the sole general partnership and a limited partnership interest). As of September 30, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 30 properties, which consisted of 23 office buildings, five industrial properties, one retail property and a parcel of land. The 30 properties are located in five states.
No properties were purchased or sold during the nine months ended September 30, 2009. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.
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
The Company’s properties were 83% occupied at September 30, 2009 compared to 85% at September 30, 2008. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.
American Spectrum Realty Management, Inc., (“ASRM”) a wholly-owned subsidiary of the Company, has started a third party management and leasing program. The program was initiated to generate additional income without the heavy capital cost for property acquisitions. Currently, ASRM leases and/or manages approximately 568,000 square feet of office, retail and industrial projects for third parties. ASRM plans to aggressively pursue third party management and leasing opportunities in the Company’s core markets of California, Texas and Arizona.
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
Allocation of Purchase Price of Acquired Assets
Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities), and allocates the purchase price to the acquired assets and assumed liabilities. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.
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

Sales of Real Estate Assets
Gains on property sales are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.
RESULTS OF OPERATIONS
Discussion of the three months ended September 30, 2009 and 2008.
The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	September 30,	September 30,	Variance
	2009	2008	$	%

Rental revenue	$8,498,000	$9,082,000	$(584,000)	(6.4%)
Operating expenses:
Property operating expenses	4,417,000	4,958,000	(541,000)	(10.9%)
General and administrative	1,002,000	854,000	148,000	17.3%
Depreciation and amortization	3,773,000	3,686,000	87,000	2.4%
Interest expense	3,470,000	3,501,000	(31,000)	(0.9%)
Rental revenue. Rental revenue decreased $584,000, or 6.4%, for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008. The decrease was in large part attributable to a rise in rent concessions and a decrease in lease termination revenue. The decrease was also due to a decrease in occupancy. The rise in rent concessions and decrease in occupancy was partially attributable to Hurricane Ike, which affected the operations of the Company’s Houston area properties in September 2008. The Company expects to recover the lost revenue from its insurance carrier. The weighted average occupancy of the Company’s properties was 83% as of September 30, 2009 compared to 85% as of September 30, 2008.
Property operating expenses. Property operating expenses decreased by $541,000, or 10.9%, for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008. During the third quarter of 2008, the Company accrued a $500,000 liability for damages related to Hurricane Ike. The accrual represents the Company’s aggregate insurance deductible related to this matter. The decrease was also attributable to a decrease in repair and maintenance expenses of $38,000 and utility costs of $31,000 incurred during the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.
General and administrative. General and administrative costs increased by $148,000, or 17.3%, for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008. The increase was primarily due to an increase in consulting costs related to business development. The increase was also attributable to an increase in professional fees, principally legal and accounting.
Depreciation and amortization. Depreciation and amortization expense increased $87,000, or 2.4%, for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008. The increase was primarily due to the depreciation of additional capital improvements and the amortization of additional capitalized lease costs incurred in 2009 and 2008.
Interest expense. Interest expense decreased $31,000, or 0.9%, for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008. The decrease was attributable to a decrease in interest rates on several variable rate loans and an overall decrease in principal balances.
Income taxes. The Company recognized a deferred income tax benefit of $1,447,000 for the three months ended September 30, 2009, compared to $1,376,000 for the three months ended September 30, 2008. The increase in deferred income tax benefit for the three months ended September 30, 2009 corresponds to the increase in loss for the quarter, in comparison to the three months ended September 30, 2008.

Noncontrolling interests. The share of loss attributable to noncontrolling interests was $314,000 for the three months ended September 30, 2009, compared to $323,000 for the three months ended September 30, 2008. The noncontrolling interests include i) unit holders in the Operating Partnership (other than the Company) that currently hold an approximate 12% partnership interest in the Operating Partnership as limited partners and ii) a 49% interest in two of the Company’s single purpose limited partnerships owned by a third party, each of which owns an income-producing property. The 49% interest was sold in September 30, 2009.
Discussion of the nine months ended September 30, 2009 and 2008.
The following table shows a comparison of rental revenues and certain expenses for the nine months ended:

	September 30,	September 30,	Variance
	2009	2008	$	%

Rental revenue	$25,880,000	$26,164,000	$(284,000)	(10.9%)
Operating expenses:
Property operating expenses	12,681,000	12,740,000	(59,000)	(0.5%)
General and administrative	2,896,000	2,735,000	162,000	5.9%
Depreciation and amortization	11,292,000	10,474,000	818,000	7.8%
Interest expense	10,265,000	9,968,000	297,000	3.0%
Rental revenue. Rental revenue decreased by $284,000, or 10.9%, for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. Rental revenue attributable to properties owned for the full nine months ended September 30, 2009 and September 30, 2008 decreased by $1,194,000. The decrease was in large part due attributable to a rise in rent concessions and a decrease in lease termination revenue. The decrease was also due to a decrease in occupancy. The rise in rent concessions and decrease in occupancy was partially attributable to Hurricane Ike, which affected the operations of the Company’s Houston area properties in September 2008. The Company expects to recover the lost revenue from its insurance carrier. Occupancy, on a weighted average basis, decreased from 85% at September 30, 2008 to 83% at September 30, 2009. The decrease in rental revenue from properties owned for the full nine months ended September 30, 2009 and September 30, 2008 was partially offset by rental revenue of $910,000 generated from the office property acquired in April 2008.
Property operating expenses. Property operating expenses were relatively unchanged decreasing by $59,000, or 0.5%, for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. During the third quarter of 2008, the Company accrued a $500,000 liability for damages related to Hurricane Ike. The accrual represents the Company’s insurance aggregate insurance deductible related to this matter. Repair and maintenance costs also decreased during the third quarter of 2009. The decrease was mostly offset by an increase in property operating expenses of $627,000 attributable to the office property acquired in 2008.
General and administrative. General and administrative costs increased $162,000, or 5.9%, for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. The increase was principally due to $340,000 increase in consulting cost related to business development. The increase was partially offset by a decrease in corporate staffing costs and IT related expenditures.
Depreciation and amortization. Depreciation and amortization expense increased $818,000, or 7.8%, for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. The increase was principally attributable to additional depreciation and amortization of $335,000 related to the acquisition of the office property in 2008. The remainder of the increase was due to the depreciation of additional capital improvements and the amortization of capitalized lease costs associated with properties owned for the full nine months ended September 30, 2009 and September 30, 2008.
Interest expense. Interest expense increased $297,000, or 3.0%, for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. The increase was primarily due to additional interest expense of $437,000 attributable to the office property acquired in 2008. The increase was partially offset by a reduction in interest expense of $176,000 related to other debt. The decrease in interest expense related to other debt was due to a decrease in interest rates on several variable rate loans and an overall decrease in principal balances.
Income taxes. The Company recognized a deferred income tax benefit from continuing operations of $3,933,000 for the nine months ended September 30, 2009, compared to $3,389,000 for the nine months ended September 30, 2008. The increase in deferred income tax benefit for the nine months ended September 30, 2009 corresponds to the increase in loss from continuing operations for the period, in comparison to the nine months ended September 30, 2008.
Noncontrolling interests. The share of loss attributable to noncontrolling interests was $856,000, for the nine months ended September 30, 2009, compared to $706,000 for the nine months ended September 30, 2008. The noncontrolling interests represent i) unit holders in the Operating Partnership (other than the Company) that currently hold an approximate 12% partnership interest in the Operating Partnership as limited partners and ii) a 49% interest in two of the Company’s single purpose limited partnerships owned by a third party, each of which owns an income-producing property. The 49% interest was sold during in September 30, 2009.
Discontinued operations. The Company recorded income from discontinued operations of $725,000 for the nine months ended September 30, 2008. The income for the nine months ended September 30, 2008 includes the operating results and gain on sale of Columbia, a 58,783 square foot retail center located in Columbia, South Carolina, which was sold in March 2008. The Company had no income or loss from discontinued operations for the nine months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2009, the Company derived cash primarily from the collection of rents, borrowings, proceeds from the partial sale of consolidated partnership interests and insurance claim proceeds related to Hurricane Ike and a fire at one of its Houston area properties. Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, payment for damages related to the hurricane and fire, repayment of borrowings and scheduled principal and interest payments on borrowings.
The Company reported a net loss attributable to American Spectrum Realty, Inc. of $6,316,000 for the nine months ended September 30, 2009 compared to a net loss attributable to American Spectrum Realty, Inc. of $4,771,000 for the nine months ended September 30, 2008. These results include the following non-cash items:

	Nine Months Ended
	September 30,
	2009	2008
Non-Cash Items:
Depreciation and amortization expense	$11,292	$10,497
Income tax benefit	(3,933)	(2,968)
Deferred rental income	(330)	(298)
Noncontrolling interests	(856)	(706)
Stock-based compensation expense	69	50
Amortization of loan premium	(19)	(34)
Net cash used in operating activities amounted to $578,000 for the nine months ended September 30, 2009. The net cash represented $93,000 generated by property operations and by an increase in net operating assets and liabilities of $485,000. Net cash provided by operating activities amounted to $507,000 for the nine months ended September 30, 2008. The net cash provided by operating activities included $629,000 generated by property operations, partially offset by an increase in net operating assets and liabilities of $122,000.
Net cash used in investing activities amounted to $826,000 for the nine months ended September 30, 2009. Cash of $1,785,000 was used for capital expenditures, primarily tenant improvements. The Company received insurance proceeds of $2,700,000 related to its hurricane and fire claims and paid $1,741,000 for damages related to the hurricane and fire. Net cash used in investing activities amounted to $17,322,000 for the nine months ended September 30, 2008. Cash of $17,250,000 was used to acquire one office property and $3,086,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia during the period.
Net cash provided by financing activities amounted to $1,286,000 for the nine months ended September 30, 2009, which included the repayment of borrowings of $3,524,000 and scheduled principal payments on debt of $2,215,000. This amount was partially offset by new borrowings of $3,105,000. Net cash provided by financing activities amounted to $17,388,000 for the nine months ended September 30, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $470,000 from other borrowings and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $1,250,000 and other principal repayments of $150,000.
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
In general, the Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of September 30, 2009, amounts in accounts payable over 90 days totaled $2,690,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do no occur, the Company will not have sufficient cash to meet its obligations.
The Company has loans totaling $28,951,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of September 30, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. Because of uncertainties with the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.
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
FUNDS FROM OPERATIONS
The Company believes that funds from operations (“FFO”) is a useful supplemental measure of its operating performance. The Company computed FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of performance of the Company because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO is a non-GAAP financial measure. FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other companies may not be comparable to the Company’s calculation of FFO.
The following table sets forth the Company’s calculation of FFO for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Net loss attributable to the Company	$(6,316)	$(4,771)
Depreciation and amortization from discontinued operations	—	23
Net income from discontinued operations	—	(725)
Deferred income tax benefit	(3,933)	(3,389)
Net loss attributable to noncontrolling interests	(856)	(706)
Depreciation and amortization	11,292	10,474

FFO	$187	$906

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
There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2009, the Company issued a total of 1,500 shares of Common Stock to certain key employees pursuant to the Company’s Omnibus Stock Option Incentive Plan. The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
The Exhibit Index attached hereto is hereby incorporated by reference this item.
(b) Reports on Form 8-K:
On September 10, 2009, a report on Form 8-K was filed with respect to Item 8.01.
On August 14, 2009, a report on Form 8-K was filed with respect to Item 2.02.

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.
Date: November 13, 2009	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer, (Principal Financial Officer and Accounting Officer), Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002