Form 10-K
period 2009-12-31
AMERICAN SPECTRUM REALTY INC
filed 2010-03-31
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.

(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Fountain View, Suite 510 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 706-6200

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2009, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,914,426. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 706,578 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of March 31, 2010, 1,461,397 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s annual stockholder’s meeting to be held May 12, 2010, which will be filed on or before April 30, 2010.

American Spectrum Realty, Inc.

i

PART I

ITEM 1. BUSINESS

General Description of Business

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2009, held an interest of 88.39% (consisting of the sole general partner interest and a limited partnership interest). In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership to 70.75%. As of December 31, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 30 properties, which consisted of 23 office buildings, five industrial properties, one retail property and a parcel of land. The 30 properties are located in five states.

No properties were purchased or sold in 2009; however, partial interests in two consolidated limited partnerships were sold in 2009, each of which owns a property. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, a 58,783 square foot retail center located in Columbia, South Carolina.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services on the Company’s 30 properties. ASMG also manages and leases 14 properties in Texas for third parties representing 687,678 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets. The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM. This portfolio comprises properties located in 22 states — Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. The acquisition of the management agreements of Evergreen gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States. This acquisition is expected to result in a significant change in the Company’s operations. As discussed below, it has caused the Company to increase its employees from 46 to 283.

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

The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy has had an adverse impact on the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn economy has adversely affected the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of December 31, 2009, amounts in accounts payable over 90 days totaled $4,947,000, of which $1,840,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs. During the fourth quarter of 2009, the Company reduced its total accounts payable balance by approximately $500,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales, if necessary, and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $29,423,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of December 31, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. The Company believes it will be able to meet the extension criteria for this loan. Most of the Company’s mortgage debt is not cross-collateralized. The Company has three mortgage loans that are cross-collateralized by a second property. It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt. Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

Business Objectives and Strategy

The Company’s fundamental business objective is to maximize stockholder value. The Company intends to achieve its business objective through opportunistic investments with effective asset management.

The Company’s future growth will be focused on the acquisition of multi-tenant value-added properties. The Company also intends to seek additional third party leasing and property management business. The acquisition of the management agreements of Evergreen in 2010 gives the Company the ability to continue this expansion throughout the United States.

Opportunities to Acquire Undervalued and Undermanaged Properties.  The Company believes it is positioned to invest in properties, either individually or in portfolios, at attractive prices, often at costs lower than replacement cost. This will be accomplished using the Company’s knowledge of certain geographical markets and property types, as well as its established experience in identifying and negotiating with highly-motivated sellers, which include individuals as well as institutions such as banks, insurance companies and pension funds. The Company will not set a maximum target purchase price but rather it will tailor its acquisitions to under performing properties, which the Company believes are attractively priced generally due to relative physical or operating deficiencies. The Company believes that its real estate expertise will allow it to, when necessary, reposition, renovate or redevelop these properties to make them competitive in their local markets.

Competitive Advantages.  The Company believes it has competitive advantages that will enable it to be selective with respect to real estate investment opportunities and allow it to successfully pursue its growth strategy. Based on its management’s experience, the Company expects that its presence in geographically diverse markets will increase its exposure to opportunities for attractive acquisitions of various types of properties throughout the United States and provide it with competitive advantages which enhance its ability to do so, including:

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

Property Management Strategies.  The Company has procedures and expertise which permit it to manage effectively a variety of types of properties throughout the United States. The decentralized structure with strong local management enables it to operate efficiently. In seeking to maximize revenues, minimize costs and increase the value of the properties, the Company follows standardized property management policies. Among the property management techniques emphasized are regular and comprehensive maintenance programs, regular and comprehensive financial analyses, the use of a master property and casualty insurance program, aggressive restructuring or conversion of tenant spaces and frequent appearances before property tax assessors, planning commissions and other local governmental bodies. The Company believes that its management of the properties will be a substantial factor in its ability to realize its objectives of maximizing earnings.

Managing and Monitoring Investments.  The Company has actively managed its property portfolio, managed the third party properties and administered its investments. The Company will monitor issues including the financial advantages of property sales, minimization of real estate taxes and insurance costs. Also, the Company will actively analyze diversification, review tenant financial statements to deal with potential problems quickly and restructure investments in the case of underperforming and non-performing properties.

Competition

The Company competes with other entities both to locate suitable properties for acquisition and to locate purchasers for its properties. While the markets in which it competes are highly fragmented with no dominant competitors, the Company faces substantial competition in both its leasing and property acquisition activities and its property management activities. There are numerous other similar types of properties located in close proximity to each of its properties. The amount of leasable space available in any market could have a material adverse effect on the Company’s ability to rent space and on the rents charged. Competition for acquisition of existing properties from institutional investors and publicly traded REITs has increased substantially in the past several years. In many of the Company’s markets, institutional investors and owners and developers of properties compete vigorously for the acquisition, development and leasing of space. Many of these competitors have greater resources and more experience than the Company.

Employees

As of December 31, 2009, ASR employed 46 individuals, including on-site property management and maintenance personnel. As of March 31, 2010, the Company employed a total of 283 individuals, 237 of whom were added during the first quarter of 2010 in connection with the Company’s acquisition of the Evergreen management agreements.

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

Although the Company typically does not do so, it may decide to acquire a property with known or suspected environmental contamination after it evaluates that business risk, the potential costs of investigation or remediation, and the potential costs to cure identified non-compliances with environmental laws or regulations. In connection with its acquisition of properties, the Company may seek to have the seller indemnify it against environmental conditions or non-compliances existing as of the date of purchase, and under appropriate circumstances, it may obtain environmental insurance. In some instances, the Company may become the assignee of or successor to the seller’s indemnification rights arising from the seller’s acquisition agreement for the property. Additionally, the Company may try to structure its leases for the property to require the tenant to assume all or some of the responsibility for environmental compliance and remediation, and to provide that material non-compliance with environmental laws or regulations will be deemed a default under the lease. However, there can be no assurances that, despite these efforts, liability will not be imposed on the Company under applicable federal, state, or local environmental laws or regulations relating to the properties.

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

In February 2010, the Company filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under its insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against the Company in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by the Company for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50,000,000. The Company can make no prediction as to the result of such litigation.

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

ITEM 1A. RISK FACTORS

The Company’s level of debt increases its risk of default and may have a negative impact on the results of operations. This could adversely affect the Company’s ability to make distributions and the market price of its Common Stock.

The Company’s level of debt increases the Company’s risk of default on its obligations and adversely affects the Company’s funds from operations and its ability to make distributions to its stockholders. Further, due to the high level of debt, the Company may be restricted in its ability to refinance some or all of its indebtedness and the terms of any new or refinanced debt may not be as favorable as those of some of its existing indebtedness. The Company has a higher ratio of indebtedness to assets than many other real estate companies. This could adversely affect the market price for the Company’s Common Stock.

The Company may need to refinance mortgage loans and sell properties to meet its obligations.

The Company expects to require substantial cash to meet its operating requirements, including budgeted capital expenditures if its leasing projections are met. To meet these obligations, the Company may be required to refinance mortgage indebtedness and/or sell certain assets to provide cash. The Company cannot provide assurance that it will be successful in refinancing the mortgage indebtedness nor that it will have sufficient cash to meet its obligations. In addition, to fulfill the Company’s growth strategy, the Company may be required to raise additional cash through debt or equity financing.

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

The Company has incurred losses from continuing operations in each of the three years ended December 31, 2009. The Company cannot assure the stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting principles.

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

Over the next three years, leases which constitute approximately 58% of the square footage of the Company’s total rentable square footage of properties owned will expire. In addition, approximately 18% of the Company’s total rentable square footage was vacant as of December 31, 2009. The Company may be unable to enter into leases for all or a portion of this space. If the Company enters into leases, the Company may not do so at comparable lease rates, without incurring additional expenses. If the Company is unsuccessful in leasing the space, or cannot re-lease the space at current rental rates or higher rental rates, it could adversely affect its ability to make distributions and the market price of its Common Stock.

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

The Company also may participate with other investors in investments as tenants-in-common or in some other joint ownership or venture. The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an unresolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.

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

The global financial crisis and downturn in the United States economy may have an impact on the Company’s business and financial condition.

The current credit crisis, related turmoil in the global financial system and downturn in the United States economy may have an impact on the Company’s business, including its liquidity, financial condition and results of operations. The continuation of the credit crisis and/or the economic downturn could adversely affect the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties. Further, effect of the crisis and/or the economic downturn on the Company’s tenants may lead to defaults, bankruptcies and/or vacancies at the Company’s properties. Any of these effects could have a material adverse effect on the Company’s financial condition and results of operations.

Delisting could have an adverse effect on the value of the Company’s stock.

As reported in its Form 8-K filed September 22, 2008, the Company was notified by the NYSE Amex (“the Exchange”) that it has fallen below the continued listing criteria due to not maintaining the level of stockholders’ equity required by Sections 1003(a)(ii) and (iii) of the Exchange Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange that demonstrated the Company’s ability to regain compliance by February 17, 2010. The Company submitted its plan on October 16, 2008. As reported in Form 8-K filed December 8, 2008, the Company was notified by the Exchange that its plan had been accepted by the Exchange Listing Qualifications Department. The Company, however was notified by the Exchange’s staff on March 8, 2010 that the Exchange had determined that the Company had not regained compliance and that the Exchange intended to initiate delisting proceedings. As reported in its Form 8-K filed March 12, 2010, the Company has appealed the Exchange’s determination. The appeal has been set for April 27, 2010. A delisting could have an adverse effect on the marketability of the Company’s stock and on its value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Location and Type of the Company’s Properties

At December 31, 2009 the Company owned 30 properties which consisted of 23 office, five industrial, one retail property and one parcel of land located in four geographic regions in five states. The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot as of December 31, 2009. All properties listed below are encumbered by debt.

Property/State	Type	Total Gross Leasable Area (Square Feet)	Percent of Gross Leasable Area Occupied(1)	Rented Square Feet	Annualized Net Rent (in thousands)(2)	Rent per Square Foot(3)
Arizona/California Region
7700 Irvine Center, CA	Office	209,270	87%	181,720	$5,651	$31.10
Bristol Bay, CA	Office	50,073	96%	48,241	1,246	25.83
Creekside Office, CA	Office	47,810	39%	18,737	440	23.51
Pacific Spectrum, AZ	Office	71,112	95%	67,789	1,125	16.59
Arizona/California Region Total		378,265	84%	316,487	8,462	26.74
Upper Midwest Region
Northwest Corporate Center, MO	Office	86,900	86%	75,079	1,175	15.65
Morenci Professional Park, IN	Industrial	105,600	59%	62,400	389	6.24
Upper Midwest Region Total		192,500	71%	137,479	1,564	11.38
Texas Region
888 Sam Houston Parkway, TX	Office	45,485	81%	36,979	563	15.22
800 Sam Houston Parkway, TX	Office	43,554	97%	42,102	593	14.08
11500 Northwest Freeway, TX	Office	81,034	85%	68,813	1,086	15.79
5450 Northwest Central, TX	Office	56,290	85%	48,030	693	14.43
5850 San Felipe, TX	Office	101,880	93%	94,943	1,773	18.68
8100 Washington, TX	Office	44,060	76%	33,612	491	14.60
8300 Bissonnet, TX	Office	91,060	71%	64,303	797	12.40
12000 Westheimer, TX	Office	58,041	99%	57,351	978	17.06
16350 Park Ten Place, TX	Office	73,210	90%	65,620	1,200	18.29
16360 Park Ten Place, TX	Office	68,599	89%	61,259	1,116	18.22
2401 Fountain View, TX	Office	174,313	97%	169,819	3,505	20.64
2470 Gray Falls Drive, TX	Office	41,273	95%	39,193	589	15.02
2855 Mangum, TX	Office	72,054	83%	59,958	884	14.74
14741 Yorktown, TX	Office	93,912	100%	93,912	850	9.05
1501 Mockingbird, TX	Office	71,016	88%	62,441	904	14.48
6420 Richmond Atrium, TX	Office	77,328	89%	69,040	1,044	15.12
6430 Richmond Atrium, TX	Office	46,347	85%	39,233	522	14.44
Fountain View Place I & II	Office	178,088	89%	157,667	2,444	13.31
Windrose, TX	Retail	28,000	21%	6,000	120	20.00
Beltway Industrial, TX	Industrial	389,720	88%	342,320	1,891	5.52
Northwest Spectrum, TX	Industrial	48,000	85%	40,560	409	10.08
Southwest Pointe, TX	Industrial	101,056	91%	91,592	718	7.83
Technology, TX	Industrial	118,413	0%	—	—	—
11755 West Little York, TX	Land	N/A	N/A	N/A	N/A	N/A
Texas Region Total		2,102,733	83%	1,744,747	23,170	13.28
Total/Weighted Average		2,673,498	82%	2,198,713	$33,196	$15.10

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2009.
(2)	Represents base rent at December 31, 2009 for occupied square footage.

(3)	Represents Annualized Net Rent divided by Rented Square Feet.

For the year ended December 31, 2009, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2009, is included as part of Schedule III in Item 15.

Office Properties

At December 31 2009, the Company owned 23 office properties with total rentable square footage of 1,882,709. The office properties range in size from 41,273 square feet to 209,270 square feet, and have remaining lease terms ranging from less than one to 10 years.

The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2009, the weighted average occupancy of the office properties was 88%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2009, was $17.92.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases.

OFFICE PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2010(2)	431	474,978		$9,036		31%
2011	183	333,213		6,278		21%
2012	112	257,767		4,539		16%
2013	51	235,622		4,355		15%
2014	36	211,994		2,829		10%
Thereafter	11	156,492		2,101		7%
Total	824	1,670,066	(3)	$29,138	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	Includes leases that have initial terms of less than one year.
(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).
(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2009, and thus differs from annualized net rent in the preceding table, which is based on 2009 rents.

Industrial Properties

At December 31, 2009, the Company owned five industrial properties aggregating 762,789 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing usage and range in size from 48,000 square feet to 389,720 square feet. As of December 31, 2009, multiple tenants occupied all five of the industrial properties. As of December 31, 2009, the weighted average occupancy of the industrial properties was 70%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2009, was $6.35.

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

INDUSTRIAL PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2010(2)	60	253,270		$2,014		50%
2011	35	153,447		1,068		27%
2012	13	65,326		381		10%
2013	15	53,734		252		6%
2014	9	55,659		294		7%
Thereafter	—	—		—		—
Total	132	581,436	(3)	$4,009	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	Includes leases that have initial terms of less than one year.
(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).
(4)	This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2009, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2009 rents.

Retail Property

At December 31, 2009, the Company owned one retail property with rentable square footage of 28,000. The property was acquired in 2007. This property, which was completed in 2008, is located in Houston, Texas. The center’s first lease, which consists of 6,000 square feet leased to a medical clinic, commenced in May 2008. This lease has a four year term. The lease requires the tenant to reimburse the Company for increases in certain building operating costs over a base amount. As of December 31, 2009, the occupancy of the retail property was 21%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2009, was $20.00.

The following table sets forth, for the periods specified, the number of expiring leases, the total rentable area subject to expiring leases, average occupancy represented by expiring leases and total effective annual base rent represented by expiring leases.

RETAIL PROPERTIES
LEASE EXPIRATIONS

Expiration Year	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases		Annual Base Rent Under Expiring Leases (in thousands)		Percentage of Total Annual Base Rent Represented by Expiring Leases(1)
2010(2)	—	—		$—		—
2011	—	—		—		—
2012	—	—		—		—
2013	1	6,000		150		100%
2014	—	—		—		—
Thereafter	—	—		—		—
Total	1	6,000	(3)	$150	(4)	100%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	Includes leases that have initial terms of less than one year.
(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).
(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2009, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2009 rents.

Development Land

The Company owns an 11.86 acre parcel of land in Houston, Texas. The land is adjacent to an industrial property owned by the Company and is held for future development.

ITEM 3. LEGAL PROCEEDINGS

In February 2010, the Company filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under its insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against the Company in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by the Company for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50,000,000. The Company can make no prediction as to the result of such litigation.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2009 to a vote of the holders of the Company’s common stock, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the NYSE Amex under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the NYSE Amex.

	Common Stock
	High	Low
2009
First Quarter	$24.70	$17.00
Second Quarter	22.00	17.00
Third Quarter	22.75	12.69
Fourth Quarter	22.40	15.50
2008
First Quarter	$28.49	$22.01
Second Quarter	47.61	24.50
Third Quarter	44.25	31.20
Fourth Quarter	33.00	24.70

The approximate number of holders of the shares of the Company’s Common Stock was 3,000 as of February 28, 2010.

Distributions

No dividends were declared to holders of the Company’s Common Stock in 2009 or 2008.

The Company’s Board of Directors has a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of dividends on Common Stock.

Unregistered Sales of Equity Securities

On December 31, 2008, the Company issued 55,172 shares of non-voting Series A Preferred Stock (“Preferred Stock”). The Preferred Stock was sold for $29 a share, or a total of $1,600,000, and bears cumulative dividends at a rate of 15% per year payable quarterly. The Preferred Stock was sold to the following individuals: William J. Carden, Chairman of the Board, President and CEO, and John N. Galardi and Timothy R. Brown, Directors. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011 at the original issue price, plus any accrued and unpaid dividends. The Preferred Stock is entitled to a liquidation preference equal to the original issue price, plus any accrued and unpaid dividends or, in the case of a liquidation after 12/31/11, the greater of such amount or the amount a share of common stock would hypothetically be entitled to upon liquidation. The proceeds from the sale of the Preferred Stock may be used to pay down debt and/or as working capital by the Company.

During 2009, the Company issued a total of 5,750 restricted shares of Common Stock to its officers, directors and certain key employees. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.

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

The following table provides information as of December 31, 2009 regarding the compensation plan under which equity securities of the Company are authorized for issuance:

Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in first column)
29,375	$23.93	105,564

See Note 12 — Stock-Based Compensation — in the Consolidated Financial Statements for information regarding the material features of the above plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2009, held an interest of 88.39% (consisting of the sole general partner interest and a limited partnership interest). In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership to 70.75%. As of December 31, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 30 properties, which consisted of 23 office buildings, five industrial properties, one retail property and a parcel of land. The 30 properties are located in five states.

During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, a 58,783 square foot retail center located in Columbia, South Carolina. No properties were purchased or sold during 2009.

5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was classified as “Real estate held for sale” at December 31, 2009 and December 31, 2008 in the accompanying financial statements of the Company. The results of operations for 5850 San Felipe and Columbia are shown in the section “Discontinued operations”. The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Item 15.

The Company’s properties were 82% occupied at December 31, 2009 compared 85% at December 31, 2008. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services for the Company’s 30 properties. ASMG also manages and leases 14 properties in Texas for third parties representing 687,628 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets. The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM. This portfolio comprises properties located in 22 states — Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. The acquisition gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States. This acquisition is expected to result in a significant change in the Company’s operations. As discussed in Item 1, it has caused the Company to increase its employees from 46 to 283.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Investment in Real Estate Assets

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

Impairment of Real Estate Assets

The Company evaluates its real estate assets for impairment whenever events or changes in circumstances indicate that their carrying accounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carry amount of that real estate asset with the expected undiscounted cash flows, exclusive of interest on related debt, that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that asset. The Company’s estimate of the expected future cash flow used in testing for impairment is based on, among other things, its estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actually results. If the Company’s strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate asset exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carry value of the asset to its fair value.

The determination of the fair value of real estate is also highly subjective, especially in markets where there is a lack of recent comparable transactions. The Company primarily utilizes the income approach to estimate the fair value of its income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.

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

The Company has incurred taxable losses for each of the two years ended December 31, 2009 and 2008. Historically, the Company has incurred taxable losses in years in which it does not sell any real estate assets for gains. No properties were sold during 2009; however, partial interests in two consolidated limited partnerships were sold in 2009, each of which owns a property. The Company expects to sell real estate assets in the future and has determined that it was more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable it to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2009, no valuation allowance has been recorded.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

The following table shows a comparison of rental revenues and certain expenses:

			Variance
	2009	2008	$	%
Rental revenue	$33,018,000	$32,933,000	85,000	0.3%
Operating expenses:
Property operating expenses	15,837,000	16,096,000	(259,000)	(1.6%)
General and administrative	4,572,000	3,790,000	782,000	20.6%
Depreciation and amortization	14,704,000	13,933,000	771,000	5.5%
Interest expense	13,307,000	13,228,000	79,000	0.6%

Rental revenue.  Rental revenue increased by $85,000, or .3%, for the year ended December 31, 2009 in comparison to the year ended December 31, 2008. The increase was primarily attributable to rental revenue of $878,000 generated from an office property acquired in April 2008. The increase was mostly offset by a decrease in rental revenue of $793,000 from properties owned for the full years ended December 31, 2009 and December 31, 2008. The decrease in rental revenue from properties owned for the full years ended December 31, 2009 and December 31, 2008 was primarily due to decrease in occupancy and a rise in rent concessions. The decrease in occupancy and rise in rent concessions was partially attributable to Hurricane Ike, which affected the operations of the Company’s Houston area properties in September 2008. The Company expects to recover the lost revenue from its insurance carrier however no amounts relating to such recovery have been reflected in its financial statements. Occupancy, on a weighted average basis, decreased from 85% at December 31, 2008 to 82% at December 31, 2009.

Property operating expenses.  Property operating expenses decreased by $259,000, or 1.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. During 2008, the Company incurred expenses related to Hurricane Ike of $500,000. The decrease in property operating expenses was also attributable to a decrease in real estate taxes attributable to a decline in the assessed value of several of the Company’s properties. The decrease was partially offset by an increase in property operating expenses of $479,000 attributable to the office property acquired in 2008.

General and administrative.  General and administrative costs increased $782,000, or 5.5%, for the year ended December 2009 in comparison to the year ended December 31, 2008. The increase was partially attributable to consulting and due diligence costs of $493,000 related to the 2010 Evergreen acquisition and other business development costs. The increase was also due to legal and consulting costs of $415,000 related to the Company’s Hurricane Ike and fire insurance claims. The increase was partially offset by a decrease in corporate staffing costs and IT related expenditures.

Depreciation and amortization.  Depreciation and amortization expense increased $771,000, or 5.5%, for the year ended December 31, 2009 in comparison to the year ended December 31, 2008. The increase was primarily attributable to depreciation and amortization of $312,000 related to the acquisition of the office property in 2008. The remaining increase of $459,000 was due to depreciation of additional capital improvements and the amortization of capitalized lease costs associated with properties owned for the full years ended December 31, 2009 and December 31, 2008.

Interest expense.  Interest expense increased $79,000, or 0.6%, for the year ended December 31, 2009 in comparison to the year ended December 31, 2008. The increase was primarily due to additional interest expense of $279,000 attributable to the office property acquired in 2008. The increase was mostly offset by a reduction in interest expense of $200,000 due to an overall decrease in Company’s other debt between 2009 and 2008.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $5,631,000 for the year ended December 31, 2009, compared to $5,305,000 for the year ended December 31, 2008. The increase in deferred income tax benefit for the year ended December 31, 2009 corresponds to the increase in loss from continuing operations for the year ended December 31, 2009, in comparison to the year ended December 31, 2008.

Non-controlling interests.  The share of loss attributable to non-controlling interests was $1,030,000, for the year ended December 31, 2009, compared to $979,000 for the year ended December 31, 2008. The non-controlling interests represent i) unit holders in the Operating Partnership (other than the Company) that currently hold an approximate 12% partnership interest in the Operating Partnership as limited partners and ii) a 49% interest in two of the Company’s single purpose limited partnerships owned by a third party, each of which owns an income-producing property. The 49% interest was sold during in September 2009.

Discontinued operations.  The Company recorded income from discontinued operations of $190,000 for the year ended December 31, 2009, compared to $974,000 for the year ended December 31, 2008. The income for the year ended December 31, 2009 represents the operating results of 5850 San Felipe which was held for sale. The income for the year ended December 31, 2008 represents the operating results of 5850 San Felipe and the operating results and gain on sale of Columbia, which was sold in March 2008.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, the Company derived cash primarily from the collection of rents, borrowings, proceeds from the partial sale of consolidated partnership interests and insurance claim proceeds related to Hurricane Ike and a fire at one of its Houston area properties. Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, payments for damages related to the hurricane and fire, repayment of borrowings and scheduled principal and interest payments on borrowings.

During the years ended December 31, 2009 and 2008, the Company reported net losses of $8,272,000 and $6,643,000, respectively. These results include the following non-cash items:

	Years Ended December 31,
	2009	2008
Non-Cash Items:
Depreciation and amortization	$15,160	$14,331
Stock-based compensation expense	96	70
Minority interest	(1,028)	(979)
Deferred income taxes	(5,521)	(4,775)
Deferred rental income	(88)	(280)
Amortization of loan premiums	(19)	(46)

Net cash used in operating activities amounted to $188,000 for the year ended December 31, 2009. Cash of $252,000 generated by property operations was offset by a net change in operating assets and liabilities of $440,000. Net cash provided by operating activities amounted to $1,015,000 for the year ended December 31, 2008. The net cash provided by operating activities consisted of $537,000 generated by property operations and a net change in operating assets and liabilities of $478,000.

Net cash used in investing activities amounted to $973,000 for the year ended December 31, 2009. Cash of $1,947,000 was used for capital expenditures, primarily tenant improvements. The Company received insurance proceeds of $2,700,000 related to its hurricane and fire claims and paid $1,726,000 for damages related to the hurricane and fire. Net cash used in investing activities amounted to $18,150,000 for the year ended December 31, 2008. Cash of $17,250,000 was used to acquire one office property. In addition, cash of $3,914,000 was used for capital expenditures, primarily tenant improvements. This amount was reduced by proceeds of $3,014,000 received from the sale of Columbia.

Net cash used by financing activities amounted to $469,000 for the year ended December 31, 2009, which included the repayment of borrowings of $5,231,000, scheduled principal payments of $2,781,000 and additions to restricted cash of $992,000. The amount was partially offset by new borrowings of $4,847,000 and proceeds from the partial sale of consolidated partnership interests of $4,000,000. Net cash provided by financing activities amounted to $18,380,000 for the year ended December 31, 2008, which included $16,950,000 in new borrowings related to the acquisition of an office property, $1,600,000 from the issuance of preferred stock, $470,000 from other borrowings and $3,565,000 from the release of restricted cash. This amount was reduced by the repayment of borrowings on the sale of Columbia of $2,218,000, scheduled principal payments of $1,707,000 and other principal repayments of $300,000.

The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy has had an adverse impact on the Company’s liquidity and capital resources. The continuation of the credit crisis and/or the downturn in the economy has adversely affected the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations. In addition, the Company anticipates generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payments of certain accounts payables, consisting primarily of tenant improvements and capital improvements on properties. As of December 31, 2009, amounts in accounts payable over 90 days totaled $4,947,000, of which $1,840,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs. During the fourth quarter of 2009, the Company reduced its total accounts payable balance by approximately $500,000. Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed. The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from property sales, if necessary, and borrowing activities. There can be no assurance, however, that these activities will occur. If these activities do no occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $29,423,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 as of December 31, 2009, contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender. The Company believes it will be able to meet the extension criteria for this loan. Most of the Company’s mortgage debt is not cross-collateralized. The Company has three mortgage loans that are cross-collateralized by a second property. It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt. Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts. If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

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

The following table sets forth the Company’s calculation of FFO for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Net loss attributable to the Company	$(8,272)	$(6,643)
Depreciation and amortization from discontinued operations	456	398
Net income from discontinued operations	(190)	(974)
Deferred income tax benefit	(5,631)	(5,305)
Net loss attributable to non-controlling interests	(1,030)	(979)
Depreciation and amortization	14,704	13,933
FFO	$37	$430

The decrease in FFO for the year ended December 31, 2009 compared to the year ended December 31, 2008 was in large part attributable to consulting and due diligence costs of $493,000 related to the Company’s Evergreen acquisition and other business development costs.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management’s beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; the fact that the Company has had a history of losses in the past; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current economic downturn; changes in federal and local laws and regulations; increased competitive pressures; and other factors, including the factors set forth below, as well as factors set forth elsewhere in this Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2010 for its annual stockholder’s meeting to be held May 12, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2010 for its annual stockholder’s meeting to be held May 12, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2010 for its annual stockholder’s meeting to be held May 12, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2009 for its annual stockholder’s meeting to be held May 12, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2010 for its annual stockholder’s meeting to be held May 12, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a) (1) Financial Statements
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets at December 31, 2009 and 2008	24
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	25
Consolidated Statements of Equity (Deficit) for the years ended December 31, 2009 and 2008	26
Consolidated Statements of Equity (Deficit) and Non-Controlling Interest for the years ended December 31, 2009 and 2008	27
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	28
Notes to Consolidated Financial Statements	29
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	47
Schedule III — Real Estate and Accumulated Depreciation	48
(3) Exhibits to Financial Statements
On October 6, 2009, a report on Form 8-K was filed with respect to Item 8.01.
On October 28, 2009, a report on Form 8-K was filed with respect to Item 8.01.
On November 16, 2009, a report on Form 8-K was filed with respect to Item 2.02.
On December 22, 2009, a report on Form 8-K was filed with respect to Item 8.01.
(b) Exhibits
The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity (deficit), and cash flows for each of two years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As noted in Note 2 the Company adopted the provisions of Financial Accounting Standards Board Codification 810, Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No 51, during the year ended December 31, 2009.

HEIN & ASSOCIATES LLP

Houston, Texas
March 31, 2010

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Real estate held for investment	$251,336	$249,651
Accumulated depreciation	(72,404)	(59,160)
Real estate held for investment, net	178,932	190,491
Real estate held for sale	6,364	6,652
Cash and cash equivalents	462	2,092
Restricted cash	992	—
Tenant and other receivables, net of allowance for doubtful accounts of $701 and $371, respectively	891	747
Deferred rents receivable	1,883	1,788
Deferred tax asset	8,813	3,123
Insurance claims receivable	—	2,700
Investment in management company	4,000	4,000
Prepaid and other assets, net	12,749	13,398
Total Assets	$215,086	$224,991
LIABILITIES
Liabilities:
Notes payable, including premium of $0 and $19, respectively	$193,920	$197,017
Liabilities related to real estate held for sale	6,091	6,215
Accounts payable	5,070	3,486
Liabilities related to insurance claims	1,474	3,200
Accrued and other liabilities	9,520	10,416
Total Liabilities	216,075	220,334
Commitments and Contingencies (Notes 6 and 13):
Non-controlling interest classified as temporary equity	3,962	—
(Deficit) Equity:
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 1,645,655 and 1,620,304 shares, respectively; outstanding, 1,409,949 and 1,384,598 shares, respectively	16	16
Additional paid-in capital	48,563	48,393
Accumulated deficit	(52,472)	(44,200)
Treasury stock, at cost, 235,706 and 235,706 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(6,987)	1,115
Non-controlling interests	2,036	3,542
Total (Deficit) Equity	(4,951)	4,657
Total Liabilities and (Deficit) Equity	$215,086	$224,991

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008
REVENUES:
Rental revenue	$33,018	$32,933
Third party management and leasing revenue	239	73
Interest and other income	40	140
Total revenues	33,297	33,146
EXPENSES:
Property operating expense	15,837	16,096
General and administrative	4,572	3,790
Depreciation and amortization	14,704	13,933
Interest expense	13,307	13,228
Total expenses	48,420	47,047
Loss from continuing operations before deferred income tax benefit	(15,123)	(13,901)
Deferred income tax benefit	5,631	5,305
Loss from continuing operations	(9,492)	(8,596)
Discontinued operations:
Income from operations	300	399
Gain on sale of discontinued operations	—	1,141
Income tax expense	(110)	(566)
Income from discontinued operations	190	974
Net loss, including non-controlling interests	$(9,302)	$(7,622)
Plus: Net loss attributable to non-controlling interests	1,030	979
Net loss attributable to American Spectrum Realty, Inc.	(8,272)	(6,643)
Preferred stock dividend	(240)	—
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(8,512)	$(6,643)
Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(6.00)	$(5.44)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.12	0.62
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(5.88)	$(4.82)
Basic and diluted weighted average shares used	1,406,024	1,376,923
Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(8,440)	$(7,491)
Income from discontinuing operations	$168	$848
Net loss	$(8,512)	$(6,643)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2007	—	1,613,554	$4,522	$—	$16	$46,693	$(37,557)	$(3,086)	$10,588
Common stock repurchase			—	—	—	—	—	(9)	(9)
Issuance of common stock		4,750	—	—	—	—	—	—	—
Exercise of stock options		2,500				31			31
Stock-based compensation						70	—	—	70
Issuance of preferred stock	55,172		—	1	—	1,599	—	—	1,600
Non-controlling interests share of loss			(980)	—	—	—	—	—	(980)
Net loss			—	—	—	—	(6,643)	—	(6,643)
Balance, December 31, 2008	55,172	1,620,304	$3,542	$1	$16	$48,393	$(44,200)	$(3,095)	$4,657
Issuance of common stock		5,750	—	—	—	—	—	—	—
Acquisition of non-controlling interest in the operating partnership			(2)	—	—	—	—	—	(2)
Conversion of operating partnership units to common stock		19,601	(314)	—	—	314	—	—	—
Preferred stock dividends			—	—	—	(240)	—	—	(240)
Stock-based compensation			—	—	—	96	—	—	96
Distributions to non-controlling interests			(160)	—	—	—	—	—	(160)
Non-controlling interests share of loss			(1,030)	—	—	—	—	—	(1,030)
Net loss			—	—	—	—	(8,272)	—	(8,272)
Balance, December 31, 2009	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND NON-CONTROLLING INTEREST
(In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2007	—	1,613,554	$4,522	$—	$16	$46,693	$(37,557)	$(3,086)	$10,588
Common stock repurchase			—	—	—	—	—	(9)	(9)
Issuance of common stock		4,750	—	—	—	—	—	—	—
Exercise of stock options		2,500				31			31
Stock-based compensation						70	—	—	70
Issuance of preferred stock	55,172		—	1	—	1,599	—	—	1,600
Non-controlling interests share of loss			(980)	—	—	—	—	—	(980)
Net loss			—	—	—	—	(6,643)	—	(6,643)
Balance, December 31, 2008	55,172	1,620,304	$3,542	$1	$16	$48,393	$(44,200)	$(3,095)	$4,657
Issuance of common stock		5,750	—	—	—	—	—	—	—
Acquisition of non-controlling interest in the operating partnership			(2)	—	—	—	—	—	(2)
Conversion of operating partnership units to common stock		19,601	(314)	—	—	314	—	—	—
Preferred stock dividends			—	—	—	(240)	—	—	(240)
Stock-based compensation			—	—	—	96	—	—	96
Partial sale of consolidated partnership interests			4,000	—	—	—	—	—	4,000
Distributions to non-controlling interests			(198)	—	—	—	—	—	(198)
Non-controlling interests share of loss			(1,030)	—	—	—	—	—	(1,030)
Net loss			—	—	—	—	(8,272)	—	(8,272)
Balance, December 31, 2009	55,172	1,645,655	$5,998	$1	$16	$48,563	$(52,472)	$(3,095)	$(989)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,302)	$(7,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,160	14,331
Gain on sales of real estate asset	—	(1,141)
Income tax benefit	(5,521)	(4,775)
Deferred rental income	(88)	(280)
Stock-based compensation expense	96	70
Amortization of note payable premiums, included in interest expense	(19)	(46)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(90)	(107)
Increase in accounts payable	1,615	1,136
Increase in prepaid and other assets	(774)	(3,173)
(Decrease) increase in accrued and other liabilities	(1,265)	2,622
Net cash (used in) provided by operating activities:	(188)	1,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisition	—	(17,250)
Proceeds received from sales of real estate assets	—	3,014
Capital improvements to real estate assets	(1,947)	(3,914)
Proceeds received related to insurance claims	2,700	—
Payments for damages related to insurance claims	(1,726)	—
Net cash used in investing activities:	(973)	(18,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	4,847	470
Proceeds from borrowings – property acquisitions	—	16,950
Repayment of borrowings – property sales	—	(2,218)
Repayment of borrowings – refinances	(1,474)	(300)
Repayment of borrowings – scheduled payments	(2,781)	(1,707)
Repayment of borrowings – other	(3,757)	—
Proceeds from partial sale of consolidated partnership interests	4,000	—
Acquisition of non-controlling in the operating partnership	(2)	(1)
Dividend payments to preferred stockholders	(152)	—
Distributions to non-controlling interests	(158)	—
Repurchase of common stock	—	(10)
Issuance of preferred stock	—	1,600
Proceeds from exercise of stock options	—	31
Release of restricted cash	—	3,565
Additions to restricted cash	(992)	—
Net cash (used in) provided by financing activities:	(469)	18,380
(Decrease) increase in cash and cash equivalents	(1,630)	1,245
Cash and cash equivalents, beginning of year	2,092	847
Cash and cash equivalents, end of year	$462	$2,092
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$314	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,017	$12,940
Cash paid for income taxes	108	172

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

GENERAL

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000. The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties. Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of December 31, 2009, held an interest of 88.39% (consisting of the sole general partner interest and a limited partnership interest). As of December 31, 2009, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 30 properties, which consisted of 23 office buildings, five industrial properties, one retail property and a parcel of land. The 30 properties are located in five states.

No properties were purchased or sold during 2009. However, partial interests in two consolidated limited partnerships were sold in 2009, each of which owns a property. During 2008, the Company acquired a 178,000 square foot office property consisting of two adjacent buildings located in Houston, Texas. Also during 2008, the Company sold Columbia, one of the Company’s non-core properties. Columbia is a 58,783 square foot retail center located in Columbia, South Carolina. The 2008 property acquisition is part of the Company’s strategy to acquire value-added real estate in its core markets of Texas, California and Arizona.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services on the Company’s 30 properties. ASMG also manages and leases 14 properties in Texas for third parties representing 687,678 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets. The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM. This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. The acquisition of the management agreements of Evergreen gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation. Real estate designated as held for sale is presented as discontinued operations and the results of operations of these properties are included in income (loss) from discontinued operations. The Company’s non-controlling interests are reported as a component of equity.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In May 2009, the FASB issued changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through the date the filing of the accompanying financial statements.

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

In December 2007, the FASB issued changes to accounting for non-controlling interests in consolidated financial statements. The guidance requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the non-controlling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted the provisions of this guidance in the first quarter of 2009. As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the consolidated balance sheets and the net income or loss attributable to non-controlling interests has been separately identified in the consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification required by the guidance issued by the FASB.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

RESTRICTED CASH

The Company had restricted cash of $992,000 as of December 31, 2009. The cash secures a bank loan, which matures in December 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, tenant and other receivables, notes payable, accounts payable, accrued expenses and preferred stock. Management believes that the carrying value of the Company’s financial instruments approximate their respective fair market values at December 31, 2009 and December 31, 2008.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company’s properties are amortized to interest expense using the effective interest method over the term of the related note payable or lease and are included in other assets.

STOCK-BASED COMPENSATION

Stock-based compensation expense beginning with the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the estimated grant-date fair value. The Company is recognizing these compensation costs on a straight-line basis over the requisite service period of the award, which ranges from immediate vesting to vesting over a three-year period. See Note 12 for a further discussion on stock-based compensation.

NON-CONTROLLING INTERESTS

Unit Holders in the Operating Partnership

Unit holders in the Operating Partnership (other than the Company) held an 11.61% and 12.88% partnership interest in the Operating Partnership, as limited partners, at December 31, 2009 and December 31, 2008, respectively. Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

and to receive, at the option of the Company, in exchange for each four OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

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

For each of the two years ended December 31, 2009 and 2008 no tenants represented 10% or more of rental revenue of the Company.

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. The Company incurred net losses for each of the two years ended December 31, 2009 and December 31, 2008. Stock options outstanding of 29,375 and 29,375 and OP Units (other than those held by the Company) outstanding of 744,497 and 823,388 (convertible into approximately 186,124 and 205,847 shares of common stock), at December 31, 2009 and December 31, 2008, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Company has incurred taxable losses for each of the two years ended December 31, 2009 and 2008. Historically, the Company has incurred taxable losses in years in which it does not sell any real estate assets for gains. No properties were sold during 2009; however, a partial interest in two consolidated limited partnerships were sold in 2009, each of which owns a property. The Company expects to sell real estate assets in the future and has determined that it was more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable it to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2009 and 2008, no valuation allowance has been recorded.

In May 2006, the State of Texas enacted a margin tax which became effective in 2008. This margin tax required each of the Company’s limited partnerships, limited liability companies and corporations that operate in Texas to pay a tax of 1.0% on their “margin” as defined in the law, beginning in 2008 based on 2007 results. The legislation revised the Texas franchise tax to create a new tax on virtually all Texas businesses. The margin tax has not had a material effect on the Company’s income tax liability.

In June 2006, the FASB issued guidance regarding the uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. There is a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of December 31, 2009, the Company had unrecognized tax benefits of approximately $133,000, all of which would affect our effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no significant penalties or interest accrued at December 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2009.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

NOTE 3. REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	Land	Buildings and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
2009:
Office properties	$48,762	$157,857	$206,619	$62,298	$144,321
Industrial properties	8,709	31,781	40,490	9,148	31,342
Retail properties	1,100	2,658	3,758	594	3,164
Other	—	469	469	364	105
Total	$58,571	$192,765	$251,336	$72,404	$178,932
2008:
Office properties	$48,762	$156,402	$205,164	$51,243	$153,921
Industrial properties	8,709	31,773	40,482	7,228	33,254
Retail properties	1,100	2,480	3,580	379	3,201
Other	—	425	425	310	115
Total	$58,571	$191,080	$249,651	$59,160	$190,491

ACQUISITIONS

2009.

No properties were purchased in 2009.

2008.

On April 30, 2008, the Company purchased Fountain View Place, a 178,000 square foot office property located in Houston, Texas. The project, which consists of two adjacent buildings, is within blocks of the Company’s 2401 Fountain View office building. Acquisition costs for the property were funded with new mortgage debt and proceeds from a tax-deferred exchange.

DISPOSITIONS

2009

No properties were sold during 2009; however, a partial interest in two of the Company’s consolidated limited partnerships were sold in September 2009, each of which owns an income-producing property in Houston, Texas.

2008

During the first quarter of 2008, the Company sold Columbia, a 58,783 square foot retail property located in Columbia, South Carolina for $3,200,000. The sale generated net proceeds of approximately $800,000, of which $300,000 was used to assist with the acquisition of Fountain View Place.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 3. REAL ESTATE  – (continued)

In the accompanying consolidated statements of operations for the two years ended December 31, 2009 and 2009, the results of operations for Columbia is shown in the section “Discontinued operations” through its respective sale date.

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

Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 6 years. Amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The Company currently has no intangible lease costs related to above-market leases.

Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 6 years. Accretion of below-market leases was $490,000 and $398,000 for the two years ended December 31, 2009 and December 31, 2008, respectively. Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)
2010	$421
2011	374
2012	343
2013	314
2014	289
Thereafter	67
$1,808

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 3. REAL ESTATE  – (continued)

FUTURE MINIMUM RENTS

The Company leases its office, industrial and retail center properties under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2009, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2010	$28,879
2011	21,413
2012	14,707
2013	9,506
2014	4,778
Thereafter	4,794
$84,077

NOTE 4. DISCONTINUED OPERATIONS

Real estate assets held for sale.

5850 San Felipe, a 101,882 square foot office property located in Houston, Texas, was classified as “Real estate held for sale”.

The carrying amount of 5850 San Felipe is summarized below (dollars in thousands):

Condensed Consolidated Balance Sheet	December 31, 2009	December 31, 2008
Real estate	$5,847	$6,012
Other	517	640
Real estate assets held for sale	$6,364	$6,652
Notes payable, net	$5,090	$5,177
Accounts payable	515	484
Accrued and other liabilities	486	554
Liabilities related to real estate held for sale	$6,091	$6,215

Net (loss) income from discontinued operations.

Income from discontinued operations of $190,000 for the year ended December 31, 2009 represents the operations of 5850 San Felipe. Income from discontinued operations of $974,000 for the year ended December 31, 2008 represents the operations of 5850 San Felipe and Columbia.

The condensed statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Statements of Operations	Years Ended December 31,
	2009	2008
Rental revenue	$1,909	$1,970
Total expenses(1)	(1,609)	(1,571)
Income from discontinued operations before gain on sale and income tax expense	300	399
Gain on sale of discontinued operations	—	1,141
Income tax expense	(110)	(566)
Income from discontinued operations	$190	$974

(1)	Includes interest expense of $306 and $338 for the years ended December 31, 2009 and 2008, respectively. Mortgage debt related to the property included in discontinued operations was individually secured. As such, interest expense was based on the property’s respective debt.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 5. INVESTMENT IN MANAGEMENT COMPANY

Pursuant to the Company’s 2001 consolidation transaction, the Company acquired a portion of the property management business of CGS Real Estate Company, Inc. The Company recorded a $4,000,000 investment in the property management business as determined by an exchange value computation.

Intangible assets that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

At December 31, 2009, the Company evaluated its investment in the management company and determined that the fair value had not decreased below carrying value and that no impairment was necessary.

NOTE 6. RELATED PARTY TRANSACTIONS

In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock.

On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At December 31, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $88,324.

In December 2007, Messrs. Carden, Galardi and Brown adopted a 10b5-1 trading plan to jointly purchase up to 300,000 shares of ASR common stock, commencing December 26, 2007; to date, they have jointly purchased 93,823 shares of ASR common stock pursuant to this plan. In May 2009, the trading plan was terminated.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Guarantee fee paid for the years ended December 31, 2009 and 2008 amounted to $67,983 and $96,712, respectively.

During 2009, the Company incurred professional fees of $184,800 to Thompson & Knight LLP, the law firm in which Timothy R. Brown, a director of the Company, is a partner.

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

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 7. NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2009 and 2008 (dollars in thousands):

		2009		2008
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
1501 Mockingbird(1)	9/30/2009	—	6.00%	300	6.00%
6430 Richmond Atrium(1)	9/30/2009	—	5.50%	715	5.50%
Corporate – Secured(2)	2/7/2010	1,950	7.50%	1,950	7.50%
Fountain View Place(3)	4/29/2010	1,423	10.00%	1,700	10.00%
Corporate – Unsecured(4)	5/31/2010	500	11.00%	—	—
Pacific Spectrum(5)	6/10/2010	5,248	8.02%	5,341	8.02%
1501Mockingbird/6430 Richmond(6)	9/21/2010	890	8.75%	—	—
Fountain View Place(7)	10/29/2010	—	18.00%	2,500	18.00%
Northwest Spectrum(8)	12/3/2010	750	8.75%	—	—
Corporate-Secured(9)	12/4/2010	992	4.50%	—	—
Bristol Bay	8/1/2011	6,899	7.58%	7,005	7.58%
Technology	8/1/2011	7,131	7.44%	7,243	7.44%
Creekside	12/1/2011	5,814	7.17%	5,907	7.17%
16350 Park Ten Place	5/11/2012	4,466	7.45%	4,526	7.45%
16360 Park Ten Place	5/11/2012	3,499	7.45%	3,546	7.45%
2855 Mangum	5/11/2012	2,575	7.45%	2,613	7.45%
2855 Mangum	5/11/2012	1,422	6.00%	1,472	6.00%
6430 Richmond Atrium	5/11/2012	2,161	7.45%	2,193	7.45%
Southwest Pointe	6/1/2012	2,710	7.33%	2,751	7.33%
16350 Park Ten Place	8/11/2012	492	7.45%	500	7.45%
16360 Park Ten Place	8/11/2012	386	7.45%	391	7.45%
11500 Northwest Freeway	6/1/2014	4,079	5.93%	4,145	5.93%
11500 Northwest Freeway	6/1/2014	295	5.93%	300	5.93%
Morenci(10)	7/1/2014	1,689	7.25%	1,524	6.60%
Northwest Corporate Center	8/1/2014	5,370	6.26%	5,451	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,196	5.59%	2,232	5.59%
8300 Bissonnet	5/1/2015	4,527	5.51%	4,597	5.51%
1501 Mockingbird	7/1/2015	3,239	5.28%	3,287	5.28%
5450 Northwest Central	9/1/2015	2,631	5.38%	2,674	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,638	6.25%	4,744	6.25%
2401 Fountain View	3/1/2016	12,139	5.82%	12,316	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,350	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,364	5.87%	6,400	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,521	6.50%	12,670	6.50%
	Subtotal	$169,946		$171,943
Variable Rate
Beltway Industrial(11)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	3,013	2.90%	3,210	4.30%
Windrose Plaza	4/19/2012	2,791	2.90%	2,975	4.30%
Corporate – Unsecured(12)	12/12/2013	500	6.00%	1,200	6.00%
	Subtotal	$23,974		$25,055
Loan Premium		—		19
	Total	$193,920		$197,017

(1)	Loans were paid in full in October 2009.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 7. NOTES PAYABLE  – (continued)

(2)	The Company is currently negotiating a maturity extension on the note with the lender.
(3)	In April 2009, the Company made a principal payment of $170,000 on the note and the lender extended the maturity date of the note to April 29, 2010
(4)	In May 2009, the Company obtained a one-year unsecured loan in the amount of $500,000.
(5)	In June 2009, the lender extended the maturity date of the note from June 10, 2009 to June 10, 2010.
(6)	In September 2009, the Company obtained a one-year loan in the amount of $890,000.
(7)	Loan was paid in September 2009.
(8)	In December 2009, the Company obtained a one-year loan in the amount of $750,000.
(9)	In December 2009, the Company obtained a one-year loan in the amount of $992,000.
(10)	In June 2009, the loan was refinanced with a new loan in the amount of $1,715,000. Net proceeds of $241,000 were received as a result of the refinance.
(11)	The loan contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.
(12)	In December 2009, the Company made a principal payment of $700,000 on the note and the lender extended the maturity date of the note to December 12, 2013.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2009, are as follows (dollars in thousands):

Year Ending December 31,
2010	$31,668
2011	21,443
2012	23,279
2013	1,702
2014	24,519
Thereafter	96,399
Total	$199,010

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

NOTE 8. NON-CONTROLLING INTERESTS

Unit Holders in the Operating Partnership

OP Units (other than those held by the Company) of 744,497 (convertible into approximately 186,124 shares of common stock) were outstanding as of December 31, 2009.

In February 2009, William J. Carden, Chief Executive Officer, Chairman of the Board, and principal stockholder exchanged 78,406 OP Units for 19,601 shares of Common Stock. No OP Units were exchanged for Common Stock in 2008.

During the year ended December 31, 2009, 485 OP Units were redeemed for cash of approximately $2,000. During the year ended December 31, 2008, 121 OP Units were redeemed for cash of approximately $1,000.

The following represents the effects of changes in the Company’s ownership interest in the OP on the Company’s equity for the year ended December 31, 2009 (dollars in thousands):

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 8. NON-CONTROLLING INTERESTS  – (continued)

Year Ended December 31, 2009
Net loss attributable to the Company	$(8,272)
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	314
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock OP Units for shares of Common Stock	$7,958

There were no changes in the Company’s ownership interest in the OP on the Company’s equity for the year ended December 31, 2008.

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

NOTE 10. INCOME TAXES

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2009 and 2008 (thousands of dollars):

	2009	2008
Current expense (benefit):
Federal	$—	$—
State	168	218
	$168	$218
Deferred expense (benefit):
Federal	$(5,226)	$(4,927)
State	(573)	(596)
	$(5,799)	$5,523

The provision for income taxes from discontinued operations for the years ended December 31, 2009 and December 31, 2008 amounted to a deferred tax expense of $110,000 and $566,000, respectively.

The Company has federal and state net operating loss carryforwards of approximately $22,747,000 and $6,669,000, respectively, as of December 31, 2009.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 10. INCOME TAXES  – (continued)

The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss carryforwards expire in 2022 through 2029.

For the two years ended December 31, 2009, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following:

	December 31, 2009	December 31, 2008
Expected income tax benefit at statutory federal rate	$(5,142)	$(4,726)
Permanent differences:
Note premium	(6)	(15)
Minority interest	229	156
Meals and entertainment	16	13
Stock-based compensation	2	(2)
Return to provision	(6)	(499)
State income tax benefit	(288)	(232)
Tax credits	(85)	—
Other	(351)	—
Income tax benefit	$(5,631)	$(5,305)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2009 and December 31, 2008, respectively (thousands of dollars):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating losses	$8,335	$6,762
Built-in gains	850	—
Allowance for bad debts	257	120
Charitable contributions	6	—
Alternative minimum tax	85	—
Total deferred tax asset	9,533	6,882
Deferred tax liabilities:
Built-in gains	—	(3,059)
Straight-line rents receivable	(717)	(685)
Stock compensation	(3)	(15)
Total deferred tax liabilities	(720)	(3,759)
Net deferred tax asset	$8,813	$3,123

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 10. INCOME TAXES  – (continued)

An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that the Company considered are: that future anticipated property sales will produce more than enough taxable income to realize the deferred tax asset; taxable income projections in future years; and whether the carryforward period is so brief that it would limit realization of tax benefits.

The Company has incurred taxable losses for each of the two years ended December 31, 2009 and 2008. Historically, the Company has incurred taxable losses in years in which it does not sell any real estate assets for gains. No properties were sold during 2009; however, partial interests in two consolidated limited partnerships were sold in 2009, each of which owns a property. The Company expects to sell real estate assets in the future and has determined that it was more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable it to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2009 and 2008, no valuation allowance has been recorded.

NOTE 11. NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and OP Units have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net loss per share for each of the two years ended December 31, 2009 and 2008 is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2009	2008
Loss from continuing operations	$(9,492)	$(8,596)
Net loss attributable to non-controlling interests	1,052	1,105
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(8,440)	(7,491)
Discontinued operations:
Income from discontinued operations	300	399
Gain on sale of discontinued operations	—	1,141
Income tax expense	(110)	(566)
Net income attributable to non-controlling interests	(22)	(126)
Income from discontinued operations	168	848
Preferred stock dividend	(240)	—
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(8,512)	$(6,643)
Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(6.00)	$(5.44)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.12	0.62
Net loss attributable to American Spectrum Realty, Inc. Common stockholders	$(5.88)	$(4.82)
Basic weighted average shares used	1,406,024	1,376,923

NOTE 12. STOCK-BASED COMPENSATION

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 12. STOCK-BASED COMPENSATION  – (continued)

appreciation rights, restricted stock, performance units and performance shares. The Board has reserved a total of 180,000 shares under the Plan. As of December 31, 2009, 105,564 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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

Total stock-based compensation expense recognized for the year ended December 31, 2009 amounted to $96,000, or $0.07 per basic and diluted earnings per share. Total stock-based compensation expense recognized for the year ended December 31, 2008 amounted to $70,000, or $0.05 per basic and diluted earnings per share. Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.

Stock Options

No stock options have been granted since 2006. The Company has a policy of issuing new shares upon the exercise of stock options. During the year ended December 31, 2009, no options were exercised.

The following table summarizes activity and outstanding stock options under the plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1, 2009	29,375	$23.93
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding on December 31, 2009	29,375	$23.93	$176,075
Exercisable as of December 31, 2009	29,375	$23.93	$176,075

The following table summarizes certain information for stock options, all of which are exercisable and outstanding on December 31, 2009:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.10 – $12.20	12,500	4.2 years	$10.66
$18.25 – $27.16	11,250	4.7 years	$20.65
$60.00 – $60.00	5,625	1.8 years	$60.00

A summary of the status of the Company’s nonvested stock options as of January 1, 2009 and changes during the year ended December 31, 2009 is presented below:

Nonvested Stock Options	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,562	$10.00
Granted	—	—
Vested	(1,562)	$10.00
Forfeited	—	—
Nonvested at December 31, 2009	—	$—-

As of December 31, 2009, there was no unrecognized compensation cost related to stock options.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 12. STOCK-BASED COMPENSATION  – (continued)

Restricted Stock

The Company issued a total of 5,750 shares of Common Stock to its officers, directors and certain key employees under the Plan during the year ended December 31, 2009. The Company issued a total of 4,250 shares of Common Stock to its officers and directors under the Plan during the year ended December 31, 2008. The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance. Compensation expense is recognized on a straight-line basis over the vesting period.

Compensation expense of $90,000 and $54,000, respectively, was recognized for restricted shares during the years ended December 31, 2009 and December 31, 2008, respectively. Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2009 and changes during the year ended December 31, 2009 is presented below:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	7,087	$24.10
Granted	5,750	$19.34
Vested	(2,831)	$23.88
Forfeited	—	—
Nonvested at December 31, 2009	10,006	$21.43

As of December 31, 2009, there was $148,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 2.1 years.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In February 2010, the Company filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under its insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against the Company in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by the Company for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50,000,000. The Company can make no prediction as to the result of such litigation.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 14. PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, the Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 6 – Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of December 31, 2009, the Company had accrued and unpaid dividends on the Preferred Stock of $88,324.

NOTE 15. SUBSEQUENT EVENTS

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates (“Evergreen”) and Evergreen’s interest in real estate assets, held in most cases as the manager or general partner of entities owning tenant in common interests. Property management and asset management contracts for a total of 80 separate assets were acquired in the transaction. The interests in real estate acquired, held in each case as tenant in common interests, represent Evergreen’s interest in many of the properties associated with the contracts acquired.

The Company completed the acquisition by assuming $500,000 of Evergreen payables, issuing 1,600,000 OP Units and issuing a $9,500,000 10 year non-recourse promissory note. The note bears interest at a fixed rate of 5% per annum.

The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts. Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each four OP Units, or if the Company so elects, to pay cash in lieu of issuing common stock. The number of OP Units issued was based on a common stock price of $20 per share, which is also subject to adjustment after December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.

The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM. This portfolio comprises properties located in 21 states — Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and Washington.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2009 Allowance for loss on real estate held for investment	$—	$—	$—	$—
Year Ended December 31, 2008 Allowance for loss on real estate held for investment(1)	$472	$—	$472	$—
Year Ended December 31, 2009 Allowance for doubtful accounts	$371	$932	$602	$701
Year Ended December 31, 2008 Allowance for doubtful accounts	$186	$841	$656	$371

(1)	Valuation allowance of $472 on Columbia, a retail center property in South Carolina, established in 2002 as the estimated fair market value declined below book value. The property was sold on February 28, 2008.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company(1)		Cost capitalized subsequent to acquisition(2)	Gross amount carried at December 31, 2009(3)
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total
Office Properties:
Creekside, CA	5,814	2,790	6,460	508	2,790	6,968	9,758
Bristol Bay, CA	6,899	1,620	7,880	1,572	1,620	9,452	11,072
7700 Irvine Center, CA	45,000	9,150	40,390	4,455	9,150	44,845	53,995
Northwest Corporate Center, MO	5,370	1,550	5,230	1,700	1,550	6,930	8,480
16350 Park Ten, TX	4,958	1,174	5,324	608	1,174	5,932	7,106
16360 Park Ten, TX	3,885	900	4,192	729	900	4,921	5,821
800 Sam Houston Parkway, TX	2,319	1,000	1,121	742	1,000	1,863	2,863
888 Sam Houston Parkway, TX	2,319	500	892	445	500	1,337	1,837
5450 Northwest Central, TX	2,631	854	2,622	785	854	3,407	4,261
12000 Westheimer, TX	4,250	1,878	2,432	1,394	1,878	3,826	5,704
8100 Washington, TX	2,196	600	2,317	439	600	2,756	3,356
8300 Bissonnet, TX	4,527	1,400	3,990	351	1,400	4,341	5,741
Pacific Spectrum, AZ	5,248	1,460	6,880	1,768	1,460	8,648	10,108
11500 NW Freeway, TX	4,374	2,278	3,621	542	2,278	4,163	6,441
14741 Yorktown, TX	8,600	2,375	9,504	3	2,375	9,507	11,882
2855 Mangum, TX	3,997	2,134	3,300	191	2,134	3,491	5,625
2470 Gray Falls Drive, TX	3,100	670	1,956	427	670	2,383	3,053
2401 Fountain View, TX	12,139	3,500	13,451	666	3,500	14,117	17,617
1501 Mockingbird, TX	3,239	1,000	3,583	59	1,000	3,642	4,642
6420 Richmond Atrium, TX	6,364	3,384	3,039	205	3,384	3,244	6,628
6430 Richmond Atrium, TX	2,161	1,645	2,116	72	1,645	2,188	3,833
Fountain View Place, TX	13,944	6,900	9,612	284	6,900	9,896	16,796
Office Total	$153,334	$48,762	$139,912	$17,945	$48,762	$157,857	$206,619
Industrial Properties:
Southwest Point, TX	2,710	1,800	1,530	515	1,800	2,045	3,845
Morenci Professional Park , IN	1,689	790	2,680	141	790	2,838	3,628
Technology, TX	7,131	580	9,360	110	580	9,470	10,050
Beltway Industrial, TX	17,170	3,829	14,764	281	3,829	15,045	18,874
Northwest Spectrum, TX	3,013	1,710	2,297	86	1,710	2,383	4,093
Industrial Total	$31,713	$8,709	$30,631	$1,133	$8,709	$31,781	$40,490
Retail Properties:
Windrose, TX	2,791	1,100	2,440	218	1,100	2,658	3,758
Retail Total	$2,791	$1,100	$2,440	$218	$1,100	$2,658	$3,758
Development Land and Other:
11755 West Little York, TX	—	—	—	—	—	—	—
American Spectrum Realty – FF&E	—	—	138	331	—	469	469
Other Total	$—	$—	$138	$331	$—	$469	$469
Combined Total	$187,838	$58,571	$173,121	$19,627	$58,571	$192,765	$251,336
Real Estate Held for Sale
Office Property:
5850 San Felipe, TX	5,090	2,290	4,290	1,814	2,290	6,104	8,394
Total	$5,090	$2,290	$4,290	$1,814	$2,290	$6,104	$8,394

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
Creekside, CA	3,355	1984	2001	5-40
Bristol Bay, CA	4,450	1988	2001	5-40
7700 Irvine Center, CA	22,854	1989	2001	5-40
Northwest Corporate Center, MO	3,298	1983 – 1987	2001	5-40
16350 Park Ten, TX	2,771	1979	2002	5-40
16360 Park Ten, TX	2,311	1981	2002	5-40
800 Sam Houston Parkway, TX	821	1980	2004	5-40
888 Sam Houston Parkway, TX	692	1979	2002	5-40
5450 Northwest Central, TX	1,324	1979	2003	5-40
12000 Westheimer, TX	1,566	1981	2003	5-40
8100 Washington, TX	982	1980	2003	5-40
8300 Bissonnet, TX	1,621	1981	2003	5-40
Pacific Spectrum, AZ	4,553	1986	2001	5-40
11500 NW Freeway, TX	1,405	1983	2004	5-40
14741 Yorktown, TX	2,107	1996	2006	5-40
2855 Mangum, TX	902	1979	2006	5-40
2470 Gray Falls Drive, TX	741	1983	2006	5-40
2401 Fountain View, TX	3,491	1980	2006	5-40
1501 Mockingbird, TX	763	1981	2006	5-40
6420 Richmond Atrium, TX	720	1979	2006	5-40
6430 Richmond Atrium, TX	531	1974	2006	5-40
Fountain View Place, TX	1,040	1974	2006	5-40
Office Total	$62,298
Industrial Properties:
Southwest Point, TX	965	1972	2001	5-40
Morenci, Professional Park, IN	1,288	1975-1979	2001	5-40
Technology, TX	3,927	1986	2001	5-40
Beltway Industrial, TX	2,441	1999	2007	5-40
Northwest Spectrum, TX	527	2004	2007	5-25
Industrial Total	$9,148
Retail Properties:
Windrose, TX	594	2005	2007	5-25
Retail Total	$594
Development Land and Other:
11755 West Little York, TX	—	—	2007	N/A
American Spectrum Realty-FF&E	364	—	—	3-5
Other Total	$364
Combined Total	$72,404
Real Estate Held for Sale
Office Property:
5850 San Felipe, TX	2,547	1977	2001	5-40
Total	$2,547

(1)	Initial cost and date acquired, where applicable.
(2)	Costs capitalized are offset by retirements and write-offs.
(3)	The aggregate cost for federal income tax purposes is $147,936.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2009	2008
Rental Property:
Balance at beginning of year	$249,651	$230,446
Additions during year:
Property acquisitions and additions	1,685	19,872
Retirements	—	(667)
Balance at end of year	$251,336	$249,651
Accumulated Depreciation:
Balance at beginning of year	$59,160	$46,990
Additions during year:
Depreciation	13,244	12,837
Retirements	—	(667)
Balance at end of year	$72,404	$59,160

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,
Date: March 31, 2010	/s/ William J. Carden William J. Carden Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2010	/s/ G. Anthony Eppolito G. Anthony Eppolito Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Date: March 31, 2010	/s/ Timothy R. Brown Timothy R. Brown Director
Date: March 31, 2010	/s/ William W. Geary, Jr. William W. Geary, Jr. Director
Date: March 31, 2010	/s/ Presley E. Werlein, III Presley E. Werlein, III Director
Date: March 31, 2010	/s/ John N. Galardi John N. Galardi Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006
3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)

Exhibit No.	Exhibit Title
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 1-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)
10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002
10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Exhibit Title
10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
21	Significant Subsidiaries of the Company
23.1	Hein & Associates, LLP Consent — Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.