Form 10-Q
period 2010-03-31
AMERICAN SPECTRUM REALTY INC
filed 2010-05-10
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

As of May 10, 2010, 2,922,794 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Condensed Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3
	Consolidated Condensed Statements of Operations for the three months
	ended March 31, 2010 and 2009 (unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the three months
	ended March 31, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 6	Exhibits and Reports on Form 8-K	23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Real estate held for investment	$252,375	$251,336
Accumulated depreciation	(75,673)	(72,404)
Real estate held for investment, net	176,702	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	5,058	462
Restricted cash	992	992
Tenant and other receivables, net of allowance for doubtful accounts of $767 and $701, respectively	1,896	891
Deferred rents receivable	1,992	1,883
Deferred tax asset	8,348	8,813
Investment in management company	4,000	4,000
Purchased intangibles	18,000	-
Prepaid and other assets, net	10,956	12,749
Total Assets	$227,944	$215,086

LIABILITIES

Liabilities:
Notes payable	$203,863	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable	6,377	5,070
Liabilities related to insurance claims	1,443	1,474
Accrued and other liabilities	8,431	9,520
Total Liabilities	220,114	216,075

Commitments and Contingencies (Notes 10 and 11):

Non-controlling interest classified as temporary equity	1,785	3,962

Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,394,206 and 3,291,310 shares, respectively; outstanding, 2,922,794 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,092	48,546
Accumulated deficit	(51,963)	(52,472)
Treasury stock, at cost, 471,412 and 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(5,931)	(6,987)
Non-controlling interests	11,976	2,036
Total Equity (Deficit)	6,045	(4,951)

Total Liabilities and Equity (Deficit)	$227,944	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Rental revenue	$8,183	$8,440
Third party management and leasing revenue	964	17
Interest and other income	64	8
Total revenues	9,211	8,465

EXPENSES:
Property operating expense	3,625	3,893
Corporate general and administrative	1,622	870
Depreciation and amortization	3,570	3,597
Interest expense	3,400	3,295
Total expenses	12,217	11,655

Loss from continuing operations before deferred income tax benefit	(3,006)	(3,190)

Deferred income tax benefit	1,134	1,110

Loss from continuing operations	(1,872)	(2,080)

Discontinued operations:
Income from operations	173	45
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(16)
Income from discontinued operations	2,847	29

Net income (loss), including noncontrolling interests	$975	$(2,051)

Plus: Net (income) loss attributable to noncontrolling interests	(466)	250

Net income (loss) attributable to American Spectrum Realty, Inc.	509	(1,801)

Preferred stock dividend	(60)	(60)

Net income (loss) attributable to American Spectrum Realty, Inc.
common stockholders	$449	$(1,861)

Basic and diluted per share data:
Loss from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.53)	$(0.65)
Income from discontinued operations attributable to American
Spectrum Realty, Inc. common stockholders	0.71	0.01
Net income (loss) attributable to American Spectrum Realty, Inc.
common stockholders	$0.18	$(0.64)

Basic and diluted weighted average shares used	2,854,196	2,795,330

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,502)	$(1,827)
Income from discontinuing operations	$2,011	$26
Net income (loss)	$449	$(1,861)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$975	$(2,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,578	3,712
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	507	(1,094)
Deferred rental income	(107)	(62)
Stock-based compensation expense	26	20
Amortization of note payable premium, included in interest expense	-	(11)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(798)	(314)
Increase (decrease) in accounts payable	792	(217)
Decrease in prepaid and other assets	1,683	1,706
Decrease in accrued and other liabilities	(1,801)	(2,137)
Net cash provided by (used in) operating activities:	540	(448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	10,166	-
Capital improvements to real estate assets	(1,044)	(878)
Advance to third party	(200)	-
Proceeds received related to insurance claims	-	1,350
Payments for damages related to insurance claims	(31)	(742)
Net cash provided by (used in) investing activities:	8,891	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,250	-
Repayment of borrowings – property sales	(5,317)	-
Repayment of borrowings – scheduled payments	(580)	(599)
Acquisition of non-controlling interest in the operating partnership	(10)	-
Dividend payments to preferred stockholders	(43)	-
Distributions to non-controlling interests	(135)	-
Net cash used in financing activities:	(4,835)	(599)

Increase (decrease) in cash and cash equivalents	4,596	(1,317)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$5,058	$775

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,931	$3,401
Cash paid for income taxes	40	19

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2010, held an interest of 73.34% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment as of December 31, 2010 (Also see Note 4).

In March 2010, the Company sold 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas.  No properties were acquired during the first quarter of 2010.

As of March 31, 2010, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 29 properties, which consisted of 22 office buildings, five industrial properties, one retail property and a parcel of land.  The 29 properties are located in five states.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services on the Company’s 29 properties.  ASMG also manages and leases 14 properties in Texas for third parties representing 687,678 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition of the management agreements from Evergreen gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.  This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 283 at March 31, 2010.

The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy has had an adverse impact on the Company’s liquidity and capital resources.  The credit crisis and the downturn in the economy has adversely affected the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations and cash on hand.   The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds will be used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.   In addition, the Company anticipates generating proceeds from borrowing activities, additional property sales and/or equity offerings to provide additional funds for payments of accounts payables, consisting primarily of tenant improvements and capital improvements on properties.   As of March 31, 2010, accounts payable over 90 days totaled $5,673,000, of which $1,588,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs.  Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed.  The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from borrowing activities, additional property sales and/or equity offerings.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $27,986,000, maturing over the next twelve months.  One of these loans, with a balance of $17,170,000 maturing in May 2010, contains two one-year extension options.  The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.  The Company believes it will be able to meet the extension criteria for this loan.  Most of the Company’s mortgage debt is not cross-collateralized.  The Company has three mortgage loans that are cross-collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period.

The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In April 2010, the Company’s Board of Directors declared a stock dividend of one share of Common Stock for each share currently outstanding to shareholders of record at the close of business on April 30, 2010.  On May 7, 2010, each shareholder received one additional share of common stock for every outstanding share held.  Share and per share data and the OP Unit exchange ratio in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock dividend.

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

NON-CONTROLLING INTERESTS

Unit Holders in the Operating Partnership

Unit holders in the Operating Partnership (other than the Company) held an 26.66% and 11.61% partnership interest in the Operating Partnership, as limited partners, at March 31, 2010 and December 31, 2009, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each two OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

In January 2010, the Company issued 1,600,000 OP Units connection with the Evergreen acquisition.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, cash in lieu of issuing common stock.   The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock dividend), which is subject to adjustment on December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share (Also see Note 4).

Partial Sale of Consolidated Partnership Interests

On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”).  Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale.   Each of the limited partnerships owned an income-producing property in Houston, Texas.

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

On March 31, 2010, the Company sold 5850 San Felipe, one of the income-producing properties in which a preferred partnership interest was held by the third party.  In April 2010, the Company repurchased the preferred interest from the third party for $1,785,000.

As of March 31, 2010, non-controlling interests related to the partial sale of consolidated partnership interests was $3,484,000, of which $1,785,000 repurchased in April 2010, was classified as temporary equity.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding.  The Company incurred net losses from continuing operations for the three months ended March 31, 2010 and March 31, 2009.  Stock options outstanding of 58,750 and 58,750 and OP Units (other than those held by the Company) outstanding of 2,136,760 and 744,982 (convertible into approximately 1,068,380 and 372,492 shares of common stock), at March 31, 2010 and March 31, 2009, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.

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

As of March 31, 2010, the Company had unrecognized tax benefits of approximately $133,000, all of which would affect our effective tax rate if recognized.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.  The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses.  There are no significant penalties or interest accrued at March 31, 2010.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2009.

NOTE 3.  REAL ESTATE

Acquisitions

No properties were acquired during the first quarter of 2010.

Dispositions

5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was sold on March 31, 2010.  The sale generated proceeds of approximately $5,200.000.  The proceeds will be used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce debt, payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

NOTE 4.  PURCHASED INTANGIBLES

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates (“Evergreen”) and Evergreen’s interest in real estate assets, held in most cases as the manager or general partner of entities, in which the Company is not the primary beneficiary, owning tenant in common interests.  Property management and asset management contracts for a total of 80 separate assets were acquired in the transaction.  The interests in real estate acquired, held in each case as tenant in common interests, represent Evergreen’s non-economic interest in many of the properties associated with the contracts acquired.

The Company completed the $18,000,000 acquisition by assuming $500,000 of Evergreen payables, issuing 1,600,000 OP Units and issuing a $9,500,000 10 year non-recourse promissory note.  The note bears interest at a fixed rate of 5% per annum.

The Company has determined that the contracts acquired are indefinite lived intangibles.  As such, the contracts are not subject to amortization but are tested for impairment quarterly.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, to pay cash in lieu of issuing common stock.   The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock dividend), and is subject to adjustment on December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.  The option to exchange the OP Units for cash or common stock has been accounted for as an embedded derivative.  However, the exchange option was determined to have no fair value at either the date of the acquisition of the contacts or as of March 31, 2010.

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

NOTE 5.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

At December 31, 2009, 5850 San Felipe, a 101,882 square foot office property located in Houston, Texas, was classified as “Real estate held for sale.”  The property was sold on March 31, 2010.  No real estate assets were classified as held for sale by the Company at March 31, 2010.

The carrying amount of 5850 San Felipe at December 31, 2009 is summarized below (dollars in thousands):

Condensed Consolidated Balance Sheet	December 31, 2009
Real estate	$5,847
Other	517
Real estate assets held for sale	$6,364

Notes payable, net	$5,090
Accounts payable	515
Accrued and other liabilities	486
Liabilities related to real estate held for sale	$6,091

Net income from discontinued operations.

Income from discontinued operations of $2,847,000 for the three months ended March 31, 2010 includes the gain on sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.   Net income from discontinued operations of $29,000 for the three months ended March 31, 2009 represents the property’s operating results for the quarter.

The condensed statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Statements of Operations	Three Months Ended March 31,
	2010	2009
Rental revenue	$482	$451
Total expenses (1)	(309)	(406)
Income from discontinued operations before gain on sale and income tax expense	173	45
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(16)
Income from discontinued operations	$2,847	$29

(1) Includes interest expense of $75 and $76 for the three months ended March 31, 2010 and 2009, respectively.  Mortgage debt related to the property included in discontinued operations was individually secured.  As such, interest expense was based on the property’s respective debt.

NOTE 6.  NOTES PAYABLE, NET OF PREMIUM

The Company had the following notes payable outstanding as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Corporate – Secured (1)	2/7/2010	1,950	7.50%	1,950	7.50%
Corporate – Unsecured	5/31/2010	500	11.00%	500	11.00%
Pacific Spectrum	6/10/2010	5,234	8.02%	5,248	8.02%
1501 Mockingbird/6430 Richmond	9/21/2010	890	8.75%	890	8.75%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Secured	12/4/2010	992	4.50%	992	4.50%
Fountain View Place (2)	4/29/2011	1,377	10.00%	1,423	10.00%
Bristol Bay	8/1/2011	6,869	7.58%	6,899	7.58%
Technology	8/1/2011	7,114	7.44%	7,131	7.44%
Creekside	12/1/2011	5,788	7.17%	5,814	7.17%
16350 Park Ten Place	5/11/2012	4,442	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,481	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,565	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,408	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,153	7.45%	2,161	7.45%
Southwest Pointe	6/1/2012	2,699	7.33%	2,710	7.33%
16350 Park Ten Place	8/11/2012	490	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	384	7.45%	386	7.45%
Corporate-Secured (3)	3/5/2013	987	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,061	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	293	5.93%	295	5.93%
Morenci	7/1/2014	1,676	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,357	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,190	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,516	5.51%	4,527	5.51%
1501 Mockingbird	7/1/2015	3,232	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,619	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,610	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	12,090	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,343	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,352	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,479	6.50%	12,521	6.50%
Corporate-Secured (4)	12/31/2019	9,500	5.00%	-	-
	Subtotal	$179,991		$169,946
Variable Rate
Beltway Industrial (5)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	2,960	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,742	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,872		$23,974
	Total	$203,863		$193,920

(1)	The Company is currently negotiating a maturity extension on the note with the lender.

(2)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(3)	Represents bank loan in the amount of $1,000,000 obtained in March 2010.

(4)	Represents promissory note issued by the Company in January 2010 in connection with the Evergreen acquisition.

(5) The loan contains two one-year extension options.  The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.

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

NOTE 7.  NONCONTROLLING INTERESTS

Unit Holders in the Operating Partnership

In January 2010, the Company issued 1,600,000 OP Units in connection with the Evergreen acquisition.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, cash in lieu of issuing common stock.   The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock dividend), and is subject to adjustment on of December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.

In March 2010, 160,266 OP Units were exchanged for 80,132 shares of Common Stock by the spouse of William J. Carden and 45,529 OP Units were exchanged for 22,764 shares of Common Stock by an entity controlled by Mr. Carden.  Mr. Carden is the Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company.

During the three months ended March 31, 2010, 1,942 OP Units were redeemed for cash of approximately $10,000.

During 2009, Mr. Carden exchanged 78,406 OP Units for 39,202 shares of Common Stock.

During 2009, 485 OP Units were redeemed for cash of approximately $2,000.

OP Units (other than those held by the Company) of 2,136,760 (convertible into approximately 1,068,380 shares of common stock) were outstanding as of March 31, 2010.  As of March 31, 2010, non-controlling interest in the Operating Partnership was $10,277,000.

Partial Sale of Consolidated Partnership Interests

On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”).  Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale.   Each of the limited partnerships owned an income-producing property in Houston, Texas.

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

On March 31, 2010, the Company sold 5850 San Felipe, one of the income-producing properties in which a preferred partnership interest was held by the third party.  In April 2010, the Company repurchased the preferred interest from the third party for $1,785,000.

As of March 31, 2010, non-controlling interests related to the partial sale of consolidated partnership interests was $3,484,000, of which $1,785,000 was repurchased in April 2010, was classified as temporary equity.

The following represents the effects of changes in the Company’s ownership interest in the OP and in the two single purpose Limited Partnerships on the Company’s equity for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income (loss) attributable to the Company	$509	$(1,801)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$211	$314
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity sale of consolidated partnership interests	$370	-
Net transfers from noncontrolling interests	$581	$314
Change from net income (loss) attributable to the Company on exchange of OP Units for shares of Common Stock and reclassification of preferred interest from temporary equity	$1,090	$(1,487)

NOTE 8.  STOCK-BASED COMPENSATION

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board has reserved a total of 360,000 shares under the Plan.  As of March 31, 2010, 211,128 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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

Total stock-based compensation expense recognized for the three months ended March 31, 2010 amounted to $26,000, or $0.01 per basic and diluted earnings per share.  Total stock-based compensation expense recognized for the three months ended March 31, 2009 amounted to $20,000, or $0.01 per basic and diluted earnings per share.  Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.

Stock Options

No stock options have been granted since 2006.  All of the Company’s stock options are fully vested.  As of March 31, 2010, there was no unrecognized compensation cost related to stock options.  The Company has a policy of issuing new shares upon the exercise of stock options.  During the three months ended March 31, 2010, no options were exercised.

The following table summarizes activity and outstanding stock options under the plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1, 2010	58,750	$11.97
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding on March 31, 2010	58,750	$11.97	$95,838

Exercisable as of March 31, 2010	58,750	$11.97	$95,838

The following table summarizes certain information for stock options, all of which are exercisable and outstanding on March 31, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.05 - $6.10	25,000	4.0 years	$5.33
$9.13 - $13.58	22,500	4.4 years	$10.33
$30.00 - $30.00	11,250	1.5 years	$30.00

Restricted Stock

The Company issued a total of 11,500 shares of Common Stock to its officers, directors and certain key employees under the Plan during the year ended December 31, 2009.  No Common Stock was issued under the Plan during the three months ended March 31, 2010.  The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.  Compensation expense is recognized on a straight-line basis over the vesting period.

Compensation expense of $26,000 and $17,000, respectively, was recognized for restricted shares during the three months ended March 31, 2010 and March 31, 2009, respectively.  Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2010 and changes during the three months ended March 31, 2010 is presented below:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	20,012	$10.72
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	20,012	$10.72

As of March 31, 2010, there was $122,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 1.8 years.

NOTE 9.  RELATED PARTY TRANSACTIONS

In March 2010, 160,266 OP Units were exchanged for 80,132 shares of Common Stock by the spouse of William J. Carden and 45,529 OP Units were exchanged for 22,764 shares of Common Stock by an entity controlled by Mr. Carden.  Mr. Carden is the Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company.  In February 2009, Mr. Carden exchanged 78,406 OP Units for 39,202 shares of Common Stock.

On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director.  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At March 31, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $105,000.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company.  The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).  The Guarantee Fee is paid for a maximum of three years on any particular obligation.  The Guarantee fee paid for the 2009 year was $67,983.  The Company accrued $22,076 for the three months ended March 31, 2010 related to the Guarantee Fee for the 2010 year.

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

On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 9 – Related Party Transactions).  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At of March 31, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $105,000.

NOTE 12.  SUBSEQUENT EVENT

In April 2010, the Company’s Board of Directors declared a stock dividend of one share of Common Stock for each share currently outstanding to shareholders of record at the close of business on April 30, 2010.  On May 7, 2010, each shareholder received one additional share of common stock for every outstanding share held.  Share and per share data and the OP Unit exchange ratio the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock dividend.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2010, held an interest of 73.34% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment in the first quarter of 2011 (Also see Note 4 of the Company’s Accompanying Consolidated Financial Statements).

In the accompanying financial statements, the results of operations for 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas are shown in the section “Discontinued operations”. 5850 San Felipe was classified as “Real estate held for sale” at December 31, 2009.  The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale.  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Note 5.

The Company’s properties were 84% occupied at March 31, 2010 and 2009. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services for the Company’s 29 properties.  ASMG also manages and leases 14 properties in Texas for third parties representing 687,628 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates (“Evergreen”) in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.   This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 283 at March 31, 2010.

CRITICAL ACCOUNTING POLICIES

The major accounting policies followed by the Company are listed in Note 2 – Summary of Significant Accounting Policies – of the Notes to the Consolidated Condensed Financial Statements.  The consolidated condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ materially from those estimates.

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

RESULTS OF OPERATIONS

Discussion of the three months ended March 31, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	March 31,	March 31,	Variance
	2010	2009	$	%
Rental revenue	$8,183,000	$8,440,000	$(257,000)	(3.1)%
Third party management and leasing revenue	964,000	17,000	947,000	5,570.6%
Operating expenses:
Property operating expenses	3,625,000	3,893,000	(268,000)	(6.9)%
General and administrative	1,622,000	870,000	752,000	86.4%
Depreciation and amortization	3,570,000	3,597,000	(27,000)	(0.1)%
Interest expense	3,400,000	3,295,000	105,000	3.2%

Rental revenue. Rental revenue decreased $257,000, or 3.1%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The decrease was in large part due to an increase in rent concessions.  The decrease was also due to a decrease in common area maintenance fee revenue recognized during the first quarter of 2010 in comparison to the first quarter of 2009.  The weighted average occupancy of the Company’s properties was 84% at March 31, 2010 and 2009.

Third party management and leasing revenue. Third party management and leasing revenue increased by $947,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.  Third party management revenues attributable to the Evergreen acquisition amounted to $910,000 for the first quarter of 2010.   The increase was also due to an increase in third party management and leasing revenues attributable to the Company’s other third party management contracts.

Property operating expenses.  Property operating expenses decreased by $268,000, or 6.9%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The decrease was primarily due to a decrease in property taxes attributable to a decrease in the assessed values of several of the Company’s properties.  The decrease was also due to lower property maintenance costs and bad debt expense incurred during the quarter.

Corporate general and administrative.  Corporate general and administrative costs increased by $752,000, or 86.4%, for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. The increase was primarily due to operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010, which amounted to approximately $860,000.  The increase was principally personnel related.  The increase was partially offset by a decrease in legal fees incurred during the quarter.

Depreciation and amortization.  Depreciation and amortization expense decreased $27,000, or 0.1%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The decrease was primarily due to a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs

Interest expense.  Interest expense increased $105,000, or 3.2%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $99,000 during the first quarter of 2010.

Non-controlling interests. The share of income attributable to non-controlling interests was $466,000 for the three months ended March 31, 2010, compared to a share of loss attributable to non-controlling interests of $250,000 for the three months ended March 31, 2009.  The non-controlling interests represent i) unit holders in the Operating Partnership (other than the Company) that held, as of March 31, 2010 and March 31, 2009, a respective 27% and 12% partnership interest in the Operating Partnership as limited partners and ii) a 49% interest in two of the Company’s single purpose limited partnerships sold to a third party in September 2009, one of which was repurchased in April 2010.

Discontinued operations.  The Company recorded income from discontinued operations of $2,847,000 for the three months ended March 31, 2010, compared to $29,000 for the three months ended March 31, 2009.   The income from discontinued operations for the three months ended March 31, 2010 includes the net gain on the sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.  The income from discontinued operations for the three months ended March 31, 2009 represents the property’s operating results for the quarter ended March 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2010, the Company derived cash primarily from the collection of rents, proceeds from the sale of 5850 San Felipe and borrowing activities.   Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, payment of operational expenses, repayment of borrowings and scheduled principal and interest payments on borrowings.

The Company reported net income of $509,000 for the three months ended March 31, 2010 compared to a net loss of $1,801,000 for the three months ended March 31, 2009.  These results include the following non-cash items:

	Three Months Ended March 31,
	2010	2009
Non-Cash Items:
Depreciation and amortization expense	$3,578	$3,712
Income tax benefit	507	(1,094)
Deferred rental income	(107)	(62)
Noncontrolling interests	466	(250)
Stock-based compensation expense	26	20
Amortization of loan premium	-	(11)

Net cash provided by operating activities amounted to $540,000 for the three months ended March 31, 2010.  The net cash represented $664,000 generated by property operations partially offset by a net change in operating assets and liabilities of $124,000.  Net cash used in operating activities amounted to $448,000 for the three months ended March 31, 2009.  The net cash used in operating activities included $514,000 generated by property operations, offset by a change in net operating assets and liabilities of $962,000.

Net cash provided by investing activities amounted to $8,891,000 for the three months ended March 31, 2010.  This amount was comprised of proceeds of $10,166,000 received from the sale of 5850 San Felipe, reduced by funds used for capital improvements, primarily tenant improvements, of $1,044,000 and an advance of $200,000 to a third party.  Net cash used in investing activities amounted to $270,000 for the three months ended March 31, 2009.  Cash of $878,000 was used for capital expenditures, primarily tenant improvements.  The Company received insurance proceeds of $1,350,000 related to its hurricane and fire claims and paid $742,000 for damages related to the hurricane and fire.

Net cash used in financing activities amounted to $4,835,000 for the three months ended March 31, 2010, which included the debt repayment on the sale of 5850 San Felipe of $5,317,000, scheduled principal payments on debt of $580,000 and distributions to non-controlling interests of $135,000.  This amount was partially offset by new borrowings of $1,250,000.  Cash used in financing activities of $599,000 for the three months ended March 31, 2009 was attributable to scheduled principal payments on debt.

The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy has had an adverse impact on the Company’s liquidity and capital resources.  The credit crisis and the downturn in the economy has adversely affected the Company’s business in a number of ways, including effects on its ability to obtain new mortgages, to refinance current debt and to sell properties.

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations and cash on hand.   The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds will be used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.   In addition, the Company anticipates generating proceeds from borrowing activities, additional property sales and/or equity offerings to provide additional funds for payments of accounts payables, consisting primarily of tenant improvements and capital improvements on properties.   As of March 31, 2010, accounts payable over 90 days totaled $5,673,000, of which $1,588,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs.  Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed.  The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from borrowing activities, additional property sales and/or equity offerings.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $27,986,000, maturing over the next twelve months. One of these loans, with a balance of $17,170,000 maturing in May 2010, contains two one-year extension options.  The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.  The Company believes it will be able to meet the extension criteria for this loan.  Most of the Company’s mortgage debt is not cross-collateralized.  The Company has three mortgage loans that are cross-collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

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

FUNDS FROM OPERATIONS

The Company believes that Funds From Operations (“FFO”) is a useful supplemental measure of its operating performance.  The Company computed FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002.  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company believes that FFO is helpful to investors as a measure of performance of the Company because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  FFO is a non-GAAP financial measure.  FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company's calculation of FFO.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
Net income (loss) attributable to the Company	$509	$(1,801)
Depreciation and amortization from discontinued operations	8	115
Net income from discontinued operations	(2,847)	(29)
Deferred income tax benefit	(1,134)	(1,110)
Net income (loss) attributable to noncontrolling interests	466	(250)
Depreciation and amortization	3,570	3,597
FFO	$572	$522

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

There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b)  Reports on Form 8-K:

On January 19, 2010, a report on Form 8-K was filed with respect to Item 8.01.
On March 8, 2010, a report on Form 8-K was filed with respect to Item 3.01.
On March 31, 2010, a report on Form 8-K was filed with respect to Item 2.02.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 10, 2010	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ G. Anthony Eppolito
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