Form 10-K/A
period 2009-12-31
AMERICAN SPECTRUM REALTY INC
filed 2010-07-12
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2010, 1,461,397 shares of Common Stock ($.01 par value) were outstanding.

EXPLANATORY NOTE

American Spectrum Realty, Inc. (“the Company”) is filing this amendment to its Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) because it inadvertently omitted from the certification of its Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-K, certain language with respect to internal control over financial reporting.  This amendment contains, as Exhibits 31.1 and 31.2, certifications that contain the previously omitted language.  This amendment also contains, as Exhibits 10.44, 10.45 and 10.46, a previously omitted Purchase Agreement, Letter Agreement to the Purchase Agreement and Second Amendment to the Purchase Agreement between the Company and Evergreen Parties.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements – The following are included in this item as initially filed:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Equity (Deficit) for the years ended December 31, 2009 and 2008
Consolidated Statements of Equity (Deficit) and Non-Controlling Interest for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules – The following are included in this item as initially filed:

Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation

	(3)	Exhibits to Financial Statements

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

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: July 12, 2010	/s/ William J. Carden
William J. Carden Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002

3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006

3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009

4.1	Form of Stock Certificate (1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P. (1)

10.9	Omnibus Stock Incentive Plan (1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P. (1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C. (1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C. (1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc. (1)

10.20	Form of Restricted Stock Agreement (1)

10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)

10.22	Form of Stock Option Agreement (Directors) (1)

10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)

10.24	Form of Indenture Relating to Notes (1)

10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc. (1)

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc. (1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C. (1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C. (1)

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

10.44	Purchase Agreement dated December 15, 2009 between the Company and Evergreen Parties

10.45	Letter Agreement to Purchase Agreement dated December 18, 2009 between the Company and Evergreen Parties (First Amendment to Purchase Agreement)

10.46	Second Amendment to Purchase Agreement dated January 17, 2010 between the Company and Evergreen Parties

*21	Significant Subsidiaries of the Company

*23.1	Hein & Associates, LLP Consent – Form 10-K

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.
__________
*	Previously filed
**	Filed herewith