Form 10-Q
period 2010-06-30
AMERICAN SPECTRUM REALTY INC
filed 2010-08-13
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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
☐ Yes   ☒ No

As of August 6, 2010, 2,934,294 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
	June 30, 2010	December 31, 2009

ASSETS

Real estate held for investment	$263,359	$251,336
Accumulated depreciation	(79,238)	(72,404)
Real estate held for investment, net	184,121	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	984	462
Restricted cash	992	992
Deposits held in escrow for debt assumption	947	-
Tenant and other receivables, net of allowance for doubtful accounts of $859 and $701, respectively	1,314	891
Deferred rents receivable	2,004	1,883
Deferred tax asset	10,146	8,813
Purchased intangibles	18,000	-
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	1,386	-
Notes receivable from related parties	1,400	-
Interest receivable from related parties	267	-
Accounts receivable from related parties	2,090	-
Account receivable from Evergreen	413	-
Prepaid and other assets, net	11,803	12,749
Total Assets	$239,867	$215,086

LIABILITIES

Liabilities:
Notes payable	$214,663	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable	6,125	5,070
Liabilities related to insurance claims	1,367	1,474
Accrued and other liabilities	9,132	9,520
Total Liabilities	231,287	216,075

Commitments and Contingencies (Notes 12 and 13):

Non-controlling interest classified as temporary equity	-	3,962

Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,405,706 and 3,291,310 shares, respectively; outstanding, 2,934,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,058	48,546
Accumulated deficit	(54,018)	(52,472)
Treasury stock, at cost, 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(8,020)	(6,987)
Non-controlling interests	16,600	2,036
Total Equity (Deficit)	8,580	(4,951)
Total Liabilities and Equity (Deficit)	$239,867	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental revenue	$7,603	$7,995	$15,786	$16,435
Third party management and leasing revenue	1,221	24	2,235	41
Interest and other income	13	19	27	27
Total revenues	8,837	8,038	18,048	16,503

EXPENSES:
Property operating expense	3,913	3,979	7,538	7,872
Corporate general and administrative	2,516	1,024	4,138	1,894
Depreciation and amortization	3,579	3,698	7,149	7,295
Interest expense	3,524	3,312	6,924	6,607
Total expenses	13,532	12,013	25,749	23,668

Loss from continuing operations before deferred income tax benefit	(4,695)	(3,975)	(7,701)	(7,165)

Deferred income tax benefit	1,762	1,428	2,896	2,538

Loss from continuing operations	(2,933)	(2,547)	(4,805)	(4,627)

Discontinued operations:
Income from operations	-	98	173	143
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(36)	(1,641)	(52)
Income from discontinued operations	-	62	2,847	91

Net loss, including noncontrolling interests	$(2,933)	$(2,485)	$(1,958)	$(4,536)

Plus: Net loss attributable to noncontrolling interests	878	292	412	542

Net loss attributable to American Spectrum Realty, Inc.	(2,055)	(2,193)	(1,546)	(3,994)

Preferred stock dividend	(60)	(60)	(120)	(120)

Net loss attributable to American Spectrum Realty, Inc.common stockholders	$(2,115)	$(2,253)	$(1,666)	$(4,114)

Basic and diluted per share data:

Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.70)	$(0.80)	$(1.23)	$(1.45)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	-	0.02	0.71	0.03
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(0.70)	$(0.78)	$(0.52)	$(1.42)

Basic and diluted weighted average shares used	2,930,461	2,814,064	2,892,329	2,804,698

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,055)	$(2,248)	$(3,557)	$(4,075)
Income from discontinuing operations	$-	$55	$2,011	$81
Net loss	$(2,115)	$(2,253)	$(1,666)	$(4,114)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,958)	$(4,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,157	7,519
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	(1,255)	(2,486)
Deferred rental income	(119)	(31)
Stock-based compensation expense	52	44
Amortization of note payable premium, included in interest expense	-	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(100)	(379)
Increase in related party receivables	(433)	-
Increase in accounts payable	951	569
Decrease in prepaid and other assets	575	572
Decrease in accrued and other liabilities	(1,146)	(1,606)
Net cash used in operating activities:	(591)	(353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	10,166	-
Capital improvements to real estate assets	(1,954)	(1,500)
Real estate acquisition	(267)	-
Investments in unconsolidated real estate assets	(131)	-
Proceeds received related to insurance claims	-	2,700
Payments for damages related to insurance claims	(107)	(1,386)
Net cash provided by (used in) investing activities:	7,707	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	3,156	2,215
Repayment of borrowings – property sales	(5,067)	-
Repayment of borrowings – refinances	-	(1,474)
Repayment of borrowings – other	(490)	-
Repayment of borrowings – scheduled payments	(1,959)	(1,614)
Repurchase of preferred partnership interest	(1,785)	-
Acquisition of non-controlling interests in the operating partnership	(20)	-
Dividend payments to preferred stockholders	(182)	(40)
Distributions to non-controlling interests	(247)	-
Net cash used in financing activities:	(6,594)	(913)

Increase (decrease) in cash and cash equivalents	522	(1,452)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$984	$640

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	2,081	-
Issuance of operating partnership units in connection with real estate acquisitions	1,018	-
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	1,266	-
Debt assumed in connection with real estate acquisition	6,297	-
Conversion of accounts payable to notes payable	426	-
Financing in connection with investment in unconsolidated real estate asset	33	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,697	$6,797
Cash paid for income taxes	257	60

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2010, held an interest of 66.63% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment as of December 31, 2010 (Also see Note 4).

In March 2010, the Company sold 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas.  In June 2010, the Company acquired 2620-2630 Fountain View, a 125,000 square foot office property consisting of two buildings located in Houston, Texas, and a 55% partnership interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas, which it has accounted for under the equity method of accounting as an unconsolidated investment.

As of June 30, 2010, through its majority-owned subsidiary, the Operating Partnership, the Company owned and operated 31 properties, which consisted of 23 office buildings, five industrial properties, one retail property, one self-storage property and a parcel of land.  The 31 properties are located in five states.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services on the Company’s 31 properties.  ASMG also manages and leases 20 properties in Texas for third parties representing 846,592 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition of the management agreements from Evergreen gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.  This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 258 at June 30, 2010.

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

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations and cash on hand.   The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.   The Company anticipates generating proceeds from borrowing activities, additional property sales and/or equity offerings to provide additional funds for payments of accounts payables, consisting primarily of tenant improvements and capital improvements on properties.   As of June 30, 2010, accounts payable over 90 days totaled $5,233,165, of which $1,367,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs.  Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed.  The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from borrowing activities, additional property sales and/or equity offerings.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $35,387,000, maturing over the next twelve months.  One of these loans, with a balance of $17,170,000, which matured in May 2010, contains two one-year extension options.  The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.  The Company believes that it has met the extension criteria; however the lender has yet to approve the extension.  Most of the Company’s mortgage debt is not cross-collateralized.  The Company has four mortgage loans that are cross collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period.

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

 The Company accounts for unconsolidated real estate investments using the equity method of accounting.  Accordingly, the Company’s share of earnings of these real estate investments is included in the consolidated results of operations.

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity and, based on the variable interest, whether or not the Company is the primary beneficiary.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.   Real estate designated as held for sale is presented as discontinued operations and the results of operations of these properties are included in income (loss) from discontinued operations.

In April 2010, the Company’s Board of Directors declared a stock dividend of one share of Common Stock for each share currently outstanding to shareholders of record at the close of business on April 30, 2010.  On May 7, 2010, each shareholder received one additional share of common stock for every outstanding share held.  Share and per share data and the operating partnership unit (“OP Unit”) exchange ratio in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock dividend.

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

PURCHASED INTANGIBLES

The Company has determined that the property management and asset management contracts acquired from Evergreen are indefinite lived intangibles.  As such, the contracts are not subject to amortization but are tested for impairment.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

NOTES RECEIVABLE

The Company’s notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date.  The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.  As of June 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to notes receivable during the six months ended June 30, 2010.

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

NON-CONTROLLING INTERESTS

Unit holders in the Operating Partnership (other than the Company) held a 33.37% and 11.61% partnership interest in the Operating Partnership, as limited partners, at June 30, 2010 and December 31, 2009, respectively.  Each of the holders of the interests in the Operating Partnership (other than the Company) has the option (exercisable after the first anniversary of the issuance of the OP Units) to redeem its OP Units and to receive, at the option of the Company, in exchange for each two OP Units, either (i) one share of Common Stock of the Company, or (ii) cash equal to the value of one share of Common Stock of the Company at the date of conversion, but no fractional shares will be issued.

The Company also has three-single purpose limited partnerships, each of which owns an income-producing property, that are partially owned by third party investors.  The accounts of these partnerships are included in the accompanying consolidated financial statements of the Company.   The share of income or losses attributable to interests not owned by the Company is included as a component of non-controlling interest in the Company’s consolidated financial statements (Also see Note 9).

NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding.  The Company incurred net losses from continuing operations for the three and six months ended June 30, 2010 and June 30, 2009.  Stock options outstanding of 58,750 and 58,750 and OP Units (other than those held by the Company) outstanding of 2,967,281 and 744,982 (convertible into approximately 1,483,640 and 372,491 shares of common stock), at June 30, 2010 and June 30, 2009, respectively, have not been included in the Company’s net loss per share calculations for periods presented since their effect would be anti-dilutive.

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

As of June 30, 2010, the Company had unrecognized tax benefits of approximately $133,000, all of which would affect our effective tax rate if recognized.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.  The Company’s policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses.  There are no significant penalties or interest accrued at June 30, 2010.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2009.

NOTE 3.  REAL ESTATE

Acquisitions

On June 2, 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also on June 2, 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas, which it has accounted for under the equity method of accounting as an unconsolidated investment.  The acquisitions, which were acquired for a total purchase price of $1,681,670, were funded with the issuance of 300,949 OP Units and cash of $50,000.  Also see Note 11 – Related Party Transactions.

On June 30, 2010, the Company acquired 2620-2630 Fountain View, a 125,000 square foot office property, consisting of two adjacent buildings in Houston, Texas.  The acquisition was funded with the issuance of 102,834 OP Units, an equity contribution of $1,000,000 from a third party investor, the assumption of debt and cash.  The third party investor received a 49% interest in the single purpose consolidated limited partnership that owns the property in consideration for the equity contribution.

Dispositions

5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was sold on March 31, 2010.  The sale generated proceeds of approximately $5,200.000.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce debt, payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

NOTE 4.  PURCHASED INTANGIBLES

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates (“Evergreen”) and Evergreen’s interest in real estate assets, held in most cases as the manager or general partner of entities which own tenant in common interests.  Property management and asset management contracts for a total of 80 separate assets were acquired in the transaction.  The interests in real estate acquired represent Evergreen’s non-economic interest in many of the properties associated with the contracts acquired, held in most cases as the manager or general partner of entities which own tenant in common interests.

The Company completed the $18,000,000 acquisition by assuming $500,000 of Evergreen payables, issuing 1,600,000 OP Units and issuing a $9,500,000 10-year non-recourse promissory note.  The note bears interest at a fixed rate of 5% per annum.

The Company has determined that the contracts acquired are indefinite lived intangibles.  As such, the contracts are not subject to amortization but are tested for impairment.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, to pay cash in lieu of issuing common stock.   The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock dividend), and is subject to adjustment on December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.  The option to exchange the OP Units for cash or common stock has been accounted for as an embedded derivative.  However, the exchange option was determined to have no fair value at either the date of the acquisition of the contacts or as of June 30, 2010.

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

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ASSETS

In June 2010, the Company acquired 38.4% undivided interest in Loop 1604, a self-storage property located in San Antonio, Texas for a purchase price of $1,266,000, which consisting of OP Units and cash.   The property, which consists of 178,595 square feet, is secured by a mortgage loan with a balance of $4,367,000 at June 30, 2010.  The Company has accounted for the investment under the equity method of accounting.  Also see Note 11 – Related Party Transactions.

During the second quarter of 2010, the Company acquired ownership interests in American Spectrum REIT I, Inc. (“ASRI”) totaling $114,000.

NOTE 6.  ACQUISITION OF NOTES RECEIVABLE AND ACCOUNT RECEIVABLE

In June 2010, the Company acquired two notes receivable and an account receivable with a total face amount of $2,080,883 from Evergreen Income and Growth REIT, LP (“EIGRLP”), whose general partner is Evergreen Income and Growth REIT, Inc. (“EIGRI”).  The acquisition was funded by the issuance of 428,680 OP Units.

The first note, in the amount of $1,000,000, bears interest at 12% per annum.  The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC.  The second note, in the amount of $400,000, bears interest at 10% per annum.  The note and accrued interest is payable on demand from ASRI.  Accrued and unpaid interest on the notes totaled $266,907 as of June 30, 2010.  The notes were acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests.  The Company is not recognizing interest income on the notes.

The account receivable acquired, which totaled $413,877, is due from Evergreen.  The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement.  The Company anticipates the receivable from Evergreen will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in the first quarter of 2011.  Also see Note 11 – Related Party Transactions.

NOTE 7.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

At December 31, 2009, 5850 San Felipe, a 101,882 square foot office property located in Houston, Texas, was classified as “Real estate held for sale.”  The property was sold on March 31, 2010.  No real estate assets were classified as held for sale by the Company at June 30, 2010.

The carrying amount of 5850 San Felipe at December 31, 2009 is summarized below (dollars in thousands):

Condensed Consolidated Balance Sheet	December 31, 2009
Real estate	$5,847
Other	517
Real estate assets held for sale	$6,364

Note payable	$5,090
Accounts payable	515
Accrued and other liabilities	486
Liabilities related to real estate held for sale	$6,091

Net income from discontinued operations.

Income from discontinued operations of $2,847,000 for the six months ended June 30, 2010 includes the gain on sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.   Net income from discontinued operations of $62,000 and $91,000 for the three and six months ended June 30, 2009, respectively, represent the property’s operating results for the periods.

The condensed statements of operations of discontinued operations are summarized below (dollars in thousands):

Condensed Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental revenue	$-	$496	$482	$947
Total expenses (1)	-	(398)	(309)	(804)
Income from discontinued operations before gain on sale and income tax expense	-	98	173	143
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(36)	(1,641)	(52)
Income from discontinued operations	$-	$62	$2,847	$91

(1) Includes interest expense of  $76 for the three months ended June 30, 2009 and interest expense of $75 and $152 for the six months ended June 30, 2010 and 2009, respectively.  Mortgage debt related to the property included in discontinued operations was individually secured.  As such, interest expense was based on the property’s respective debt.

NOTE 8.  NOTES PAYABLE, NET OF PREMIUM

The Company had the following notes payable outstanding as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,205	8.02%	5,248	8.02%
2620-2630 Fountain View (8)	7/31/2010	6,297	7.00%	-	-
Corporate – Secured	9/21/2010	890	8.75%	890	8.75%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Secured	12/4/2010	992	4.50%	992	4.50%
Corporate-Unsecured (2)	2/19/2011	2,034	3.40%	-	-
Fountain View Place (3)	4/29/2011	1,099	10.00%	1,423	10.00%
Corporate-Secured (4)	5/12/2011	950	8.75%	-	-
Sabo Road Self Storage	7/31/2011	1,999	7.42%	-	-
Bristol Bay	8/1/2011	6,851	7.58%	6,899	7.58%
Technology	8/1/2011	7,091	7.44%	7,131	7.44%
Creekside	12/1/2011	5,761	7.17%	5,814	7.17%
Corporate-Unsecured (5)	5/1/2012	56	4.00%	-	-
16350 Park Ten Place	5/11/2012	4,431	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,472	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,555	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,398	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,144	7.45%	2,161	7.45%
Corporate-Unsecured (6)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,688	7.33%	2,710	7.33%
16350 Park Ten Place	8/11/2012	488	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	383	7.45%	386	7.45%
Corporate – Secured (9)	2/1/2013	1,950	5.50%	1,950	7.50%
Corporate-Secured (4)	3/5/2013	946	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,049	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	292	5.93%	295	5.93%
Morenci	7/1/2014	1,655	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,326	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,180	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,496	5.51%	4,527	5.51%
Corporate-Unsecured (5)	6/1/2015	302	5.00%	-	-
Corporate-Unsecured (5)	6/1/2015	59	5.00%	-	-
1501 Mockingbird	7/1/2015	3,217	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,608	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,582	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	12,045	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,315	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,325	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,441	6.50%	12,521	6.50%
Corporate-Secured (7)	12/31/2019	9,470	5.00%	-	-
	Subtotal	$191,392		$169,946
Variable Rate
Beltway Industrial (1)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured (6)		-	-	500	6.00%
Northwest Spectrum	4/19/2012	2,908	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,693	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,271		$23,974
	Total	$214,663		$193,920

(1)	The Company is currently negotiating extension terms with the lender.

(2)	In May 2010, the Company obtained financing for insurance premiums on its owned and managed properties.

(3)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(4)	Represents bank loans of $950,000 obtained in May 2010 and $1,000,000 obtained in March 2010.

(5)	Represents the conversion of accounts payables to promissory notes during the second quarter of 2010.

(6)	In May 2010, the Company refinanced two $500,000 notes which were due to mature on May 31, 2010 with a new loan in the amount of $1,000,000 with the same lender

(7)	Represents promissory note issued by the Company in January 2010 in connection with the Evergreen acquisition.

(8)
Represents mortgage debt the Company has agreed to assume from the seller of the property.  The Company is currently in the process of finalizing the loan documents with the lender, which is expected to include a five-year maturity extension and principal pay-down of $947,000, which was held in escrow at June 30, 2010.

(9)	In August 2010, the Company made a principal pay-down of $195,000 on the note and the lender extended the maturity date to February 1, 2013.

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

NOTE 9.  NONCONTROLLING INTERESTS

Unit Holders in the Operating Partnership

In June 2010, 300,949 OP Units were issued in connection with the acquisition of a 55% interest in Sabo Road, a self storage property located in Houston, Texas and a 38.4% interest in Loop 1604, a self-storage property located in San Antonio, Texas.

In June 2010, 102,834 OP Units were issued in connection with the acquisition of 2620-2630 Fountain View, an office property located in Houston, Texas.

In June 2010, 428,680 OP Units were issued in connection with the acquisition of notes and account receivable totaling $2,080,883.

In March 2010, 102,896 shares of Common Stock were issued in exchange for OP Units.

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

During the six months ended June 30, 2010, 3,884 OP Units were redeemed for cash of approximately $20,000.

During 2009, 39,202 shares of Common Stock were issued in exchange for OP Units.

During 2009, 485 OP Units were redeemed for cash of approximately $2,000.

OP Units (other than those held by the Company) of 2,967,281 (exchangeable for approximately 1,483,640 shares of common stock) were outstanding as of June 30, 2010.  As of June 30, 2010, non-controlling interest in the Operating Partnership was $13,709,000.

Third Party Interests in Single Purpose Consolidated Limited Partnerships

On June 30 2010, a third party investor contributed $1,000,000 in return for a 49% limited partnership interest in the Company’s single purpose consolidated limited partnership that acquired 2620-2630 Fountain View.

On June 2, 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.   Non-controlling interest associated with the 45% interest not owned by the Company was $319,000 as of June 30, 2010.

On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”).  Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale.   Each of the limited partnerships owned an income-producing property in Houston, Texas.  These limited partnerships are required to distribute, monthly, an annual 12% cumulative, non-compounding return on the unredeemed Preferred Capital and a participation in the operating net cash flow of the limited partnerships.  The Company has a right to repurchase the preferred interests in each of the partnerships within five years for an amount equal to the remaining Preferred Capital plus a 15% annual internal rate of return.  On March 31, 2010, the Company sold 5850 San Felipe, one of the income-producing properties in which a preferred partnership interest was held by the third party.  In April 2010, the Company repurchased the preferred interest associated with 5850 San Felipe from the third party for $1,785,000.  Non-controlling interests related to the other consolidated partnership interest sold was $1,572,000 as of June 30, 2010.

The following represents the effects of changes in the Company’s ownership interest in the OP and in the single purpose limited partnerships on the Company’s equity for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss attributable to the Company	$(1,546)	$(3,994)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$211	$314
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity	$370	-
Net transfers from noncontrolling interests	$581	$314
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock and reclassification of preferred interest from temporary equity	$(965)	$(3,680)

There was not an effect of changes in the Company’s ownership interest in the OP and in the single purpose limited partnerships on the Company’s equity for the three months ended June 30, 2010 and 2009.

NOTE 10.  STOCK-BASED COMPENSATION

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board has reserved a total of 360,000 shares under the Plan.  As of June 30, 2010, 199,628 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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

Total stock-based compensation expense recognized for the three months ended June 30, 2010 and 2009 amounted to $26,000, or $.01 per basic and diluted earnings per share and $23,000, or $.02 per basic and diluted earnings per share, respectively.  Total stock-based compensation expense recognized for the six months ended June 30, 2010 and 2009 amounted to $52,000, or $.02 per basic and diluted earnings per share and $44,000, or $.03 per basic and diluted earnings share, respectively.  Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.

Stock Options

No stock options have been granted since 2006.  All of the Company’s stock options are fully vested.  As of June 30, 2010, there was no unrecognized compensation cost related to stock options.  The Company has a policy of issuing new shares upon the exercise of stock options.  During the six months ended June 30, 2010, no options were exercised.

The following table summarizes activity and outstanding stock options under the plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1, 2010	58,750	$11.97
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding on June 30, 2010	58,750	$11.97	$95,838

Exercisable as of June 30, 2010	58,750	$11.97	$95,838

The following table summarizes certain information for stock options, all of which are exercisable and outstanding on June 30, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.05 - $6.10	25,000	3.8 years	$5.33
$9.13 - $13.58	22,500	4.1 years	$10.33
$30.00 - $30.00	11,250	1.3 years	$30.00

Restricted Stock

The Company issued a total of 11,500 shares of Common Stock to its officers, directors and certain key employees under the Plan during the six months ended June 30, 2010.  The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.  Compensation expense is recognized on a straight-line basis over the vesting period.

During the three months ended June 30, 2010 and 2009, compensation expense of $26,000 and $23,000, respectively, was recognized for restricted shares.  During the six months ended June 30, 2010 and 2009, compensation expense of $52,000 and $39,000, respectively, was recognized for restricted shares.  Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2010 and changes during the six months ended June 30, 2010 is presented below:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	20,012	$10.72
Granted	11,500	$11.55
Vested	(8,500)	$11.50
Forfeited	-	-
Nonvested at June 30, 2010	23,012	$10.84

As of June 30, 2010, there was $228,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 2.7 years.

NOTE 11.  RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2010, the Company recognized third party management fee revenues of $1,065,000 and $1,967,000, respectively, attributable to the former Evergreen managed properties.   The Company has a non-economic interest in many of the properties, held in most cases as the manager or general partner of entities which own tenant in common interests.

In June 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas.  The acquisitions were acquired from ASRI for a total purchase price of $1,681,670, consisting of the 300,949 OP Units and cash of $50,000.  William J. Carden is a director and President of ASRI and Jonathan T. Brohard is a director and Vice President of ASRI.  Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company.  Mr. Brohard is President of ASRM.  The Company does not have any ownership interest in ASRI.

In June 2010, the Company acquired two notes receivable and an account receivable from EIGRLP with a total face amount of $2,080,883.  The acquisition was funded by the issuance of 428,680 OP Units.  Mr. Carden is a director and President of EIGRI, the general partner of EIGRLP. Mr. Brohard is a director and Vice President of EIGRI.   The Company does not have an ownership interest in EIRGI or EIGRLP

The first note, in the amount of $1,000,000, bears interest at 12% per annum.  The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest.  The second note, in the amount of $400,000, bears interest at 10% per annum.  The note and accrued interest is payable on demand from ASRI.  Accrued and unpaid interest on the notes totaled $266,907 as of June 30, 2010.  The notes were acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests.  The Company is not recognizing interest income on the notes.

The account receivable acquired, which totaled $413,877, is due from Evergreen.  The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement.  The Company anticipates the receivable from Evergreen will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in the first quarter of 2011.

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which $2,069,883 was attributable to the Evergreen property portfolio.   During the second quarter of 2010, the Company received $413,487 from these properties as payment on the premiums.  Unpaid amounts due to the Company from these properties were $1,656,396 as of June 30, 2010.

In March 2010, 160,266 OP Units were exchanged for 80,132 shares of Common Stock by the spouse of Mr. Carden and 45,529 OP Units were exchanged for 22,764 shares of Common Stock by an entity controlled by Mr. Carden.  In February 2009, Mr. Carden exchanged 78,406 OP Units for 39,202 shares of Common Stock.

On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director.  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At June 30, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $26,000.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company.  The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).  The Guarantee Fee is paid for a maximum of three years on any particular obligation.  The Guarantee fee paid for the 2009 year was $67,983.  The Company accrued $41,131 for the six months ended June 30, 2010 related to the Guarantee Fee for the 2010 year.

During 2009, the Company incurred professional fees of $184,800 to Thompson & Knight LLP, the law firm in which Mr. Brown is a partner.

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

NOTE 12.  PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 11 – Related Party Transactions).  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At of June 30, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $26,000.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2010, held an interest of 66.63% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment in the first quarter of 2011 (Also see Note 4 of the Company’s Accompanying Consolidated Financial Statements).

On June 2, 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also on June 2, 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas, which it has accounted for under the equity method of accounting as an unconsolidated investment.  The acquisitions, which totaled $1,681,670, were funded with the issuance of 300,949 OP Units and cash of $50,000.

On June 30, 2010, the Company acquired 2620-2630 Fountain View, a 125,000 square foot office property, consisting of two adjacent buildings in Houston, Texas.  The acquisition was funded with the issuance of 102,834 OP Units, an equity contribution of $1,000,000 from a third party investor, the assumption of debt and cash.  The third party investor received a 49% interest in the single purpose consolidated limited partnership that owns the property in consideration for the equity contribution.

On March 31, 2010, the Company sold 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas.  The sale generated proceeds of approximately $5,200,000.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce debt, payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

In the accompanying financial statements, the results of operations for 5850 San Felipe are shown in the section “Discontinued operations”. 5850 San Felipe was classified as “Real estate held for sale” at December 31, 2009.  The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale.  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Note 5.

The Company’s properties were 82% occupied at June 30, 2010 and 84% occupied at June 30, 2009. The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services for the Company’s 31 properties.  ASMG also manages and leases 20 properties in Texas for third parties representing 846,592 square feet of office, retail and industrial space.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates (“Evergreen”) in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.   This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 258 at June 30, 2010.

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

Impairment of Intangible Assets

The Company tests its intangible assets for impairment at each balance sheet date.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

Valuation of Deferred Tax Asset

The Company evaluates its deferred tax asset at each balance sheet date.   The Company expects to sell real estate assets in the future and has determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets will be sufficient to enable it to realize all of its deferred tax assets.

RESULTS OF OPERATIONS

Discussion of the three months ended June 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	June 30,	June 30,	Variance
	2010	2009	$	%
Rental revenue	$7,603,000	$7,995,000	$(392,000)	(4.9)%
Third party management and leasing revenue	1,221,000	24,000	1,197,000	4,987.5%
Operating expenses:
Property operating expenses	3,913,000	3,979,000	(66,000)	(1.7)%
General and administrative	2,516,000	1,024,000	1,492,000	145.7%
Depreciation and amortization	3,579,000	3,698,000	(119,000)	(3.2)%
Interest expense	3,524,000	3,312,000	212,000	6.4%

Rental revenue. Rental revenue decreased $392,000, or 4.9%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The decrease was in large part due to an increase in rent concessions.  The decrease was also attributable to a decrease in occupancy.  The weighted average occupancy of the Company’s properties decreased from 84% at June 30, 2009 to 82% at June 30, 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $1,197,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.  Third party management revenues attributable to the Evergreen acquisition amounted to $1,065,000 for the second quarter of 2010.   The increase was also due to an increase in third party management and leasing revenues attributable to the Company’s other third party management contracts.

Property operating expenses.  Property operating expenses decreased by $66,000, or 1.7%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The decrease was primarily due to a decrease in property maintenance cost and due to a decrease in bad debt expense.  The decrease in property operating expenses was partially offset by an increase in property general and administrative costs incurred during the quarter.

Corporate general and administrative.  Corporate general and administrative costs increased by $1,492,000, or 145.7%, for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009. The increase was primarily due to operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010, which amounted to approximately $1,551,000.  The increase was in large part personnel related.  The increase was also due to due diligence costs associated with the second quarter acquisition of 2620-2630 Fountain View of $121,000.  The increase in corporate general and administrative expenses was partially offset by a decrease in legal and other professional fees incurred during the quarter.

Depreciation and amortization.  Depreciation and amortization expense decreased $119,000, or 3.2%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The decrease was primarily due to a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs.

Interest expense.  Interest expense increased $212,000, or 6.4%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $118,000 during the second quarter of 2010.

Non-controlling interests. The share of loss attributable to non-controlling interests was $878,000 for the three months ended June 30, 2010, compared to $292,000 for the three months ended June 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of June 30, 2010 and June 30, 2009, a respective 33% and 12% partnership interest in the Operating Partnership as limited partners and (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company.

Discontinued operations.  The Company had no income or loss from discontinued operations for the three months ended June 30, 2010.  During the three months ended June 30, 2009, the Company recognized income of $62,000 from discontinued operations.  The income from discontinued operations for the three months ended June 30, 2009 represented the operating results for 5850 San Felipe for the quarter.

Discussion of the six months ended June 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the six months ended:

	June 30,	June 30,	Variance
	2010	2009	$	%
Rental revenue	$15,786,000	$16,435,000	$(649,000)	(3.9)%
Third party management and leasing revenue	2,235,000	41,000	2,194,000	5,351.2%
Operating expenses:
Property operating expenses	7,538,000	7,872,000	(334,000)	(4.2)%
General and administrative	4,138,000	1,894,000	2,244,000	118.5%
Depreciation and amortization	7,149,000	7,295,000	(146,000)	(2.0)%
Interest expense	6,924,000	6,607,000	317,000	4.8%

Rental revenue. Rental revenue decreased $649,000, or 3.9%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The decrease was in large part due to an increase in rent concessions.  The decrease was also attributable to a decrease in common area maintenance fee revenue recognized during the period.  The decrease was partially offset by revenue recognized from a lease buy-out during the six months ended June 30, 2010.  The weighted average occupancy of the Company’s properties was 82% at June 30, 2010 in comparison to 84% at June 30, 2009.

Third party management and leasing revenue. Third party management and leasing revenue increased by $2,194,000 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.  Third party management revenues  attributable to the Evergreen acquisition amounted to $1,967,000 for the six months ended June 30, 2010.   The increase was also due to an increase in third party management and leasing revenues attributable to the Company’s other third party management contracts.

Property operating expenses.  Property operating expenses decreased by $334,000, or 4.2%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The decrease was primarily due to a decrease in property taxes attributable to a decrease in the assessed values of several of the Company’s properties.  The decrease was also due to lower property maintenance costs and bad debt expense incurred during the period.  The decrease in property operating expenses was partially offset by an increase in property general and administrative costs incurred during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Corporate general and administrative.  Corporate general and administrative costs increased by $2,244,000, or 118.5%, for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The increase was primarily due to operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010, which amounted to approximately $2,411,000.  The increase was in large part personnel related.  The increase was also due to due diligence costs associated with the second quarter acquisition of 2620-2630 Fountain View of $121,000. The increase in corporate general and administrative expenses was partially offset by a decrease in legal and other professional fees incurred during the quarter.

Depreciation and amortization.  Depreciation and amortization expense decreased $146,000, or 2.0%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The decrease was primarily due to a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs.

Interest expense.  Interest expense increased $317,000, or 4.8%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $216,000 during the six months ended June 30, 2010.

Non-controlling interests. The share of loss attributable to non-controlling interests was $412,000 for the six months ended June 30, 2010, compared to $542,000 for the six months ended June 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of June 30, 2010 and June 30, 2009, a respective 33% and 12% partnership interest in the Operating Partnership as limited partners and (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company.

Discontinued operations.  The Company recorded income from discontinued operations of $2,847,000 for the six months ended June 30, 2010, compared to $91,000 for the six months ended June 30, 2009.   The income from discontinued operations for the six months ended June 30, 2010 includes the net gain on the sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.  The income from discontinued operations for the six months ended June 30, 2009 represents the property’s operating results for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2010, the Company derived cash primarily from the collection of rents, net proceeds from the sale of 5850 San Felipe and borrowing activities.   Major uses of cash included payments for capital improvements to real estate assets, primarily for tenant improvements, the acquisition of 2620-2630 Fountain View, repayment of debt, scheduled principal and interest payments on debt, and payment of operational expenses.

Net cash used in operating activities amounted to $591,000 for the six months ended June 30, 2010.  The net cash represented $438,000 used in property operations and a net change in operating assets and liabilities of $153,000.  Net cash used in operating activities amounted to $353,000 for the six months ended June 30, 2009.  The net cash represented $491,000 generated by property operations, offset by a change in net operating assets and liabilities of $844,000.

Net cash provided by investing activities amounted to $7,707,000 for the six months ended June 30, 2010.  This amount was primarily comprised of proceeds of $10,166,000 received from the sale of 5850 San Felipe, reduced by funds used for capital improvements, primarily tenant improvements, of $1,954,000 and funds used for the acquisition of 2620-2630 Fountain View of $267,000.  Net cash used in investing activities amounted to $186,000 for the six months ended June 30, 2009.  Cash of $1,500,000 was used for capital expenditures, primarily tenant improvements.  The Company received insurance proceeds of $2,700,000 related to its hurricane and fire claims and paid $1,386,000 for damages related to the hurricane and fire.

Net cash used in financing activities amounted to $6,594,000 for the six months ended June 30, 2010.  This amount was primarily comprised of debt repayment on the sale of 5850 San Felipe of $5,067,000, the repayment of borrowings of $490,000, scheduled principal payments on debt of $1,959,000, repurchase of preferred partnership interest of $1,785,000, dividend payments to preferred stockholders of $182,000 and distributions to non-controlling interests of $247,000.  This amount was partially offset by new borrowings of $3,156,000.  Cash used in financing activities amounted to $913,000 for the six months ended June 30, 2009, which included repayments of borrowings of $1,474,000 and scheduled principal payments on debt of $1,614,000.  This amount was partially offset by new borrowings of $2,215,000.

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

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations and cash on hand.   The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.   The Company anticipates generating proceeds from borrowing activities, additional property sales and/or equity offerings to provide additional funds for payments of accounts payables, consisting primarily of tenant improvements and capital improvements on properties.   As of June 30, 2010, accounts payable over 90 days totaled $5,233,165, of which $1,367,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs.  Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed.  The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from borrowing activities, additional property sales and/or equity offerings.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has loans totaling $35,387,000, maturing over the next twelve months.  One of these loans, with a balance of $17,170,000, which matured in May 2010, contains two one-year extension options.  The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.  The Company believes that it has met the extension criteria; however the lender has yet to approve the extension.  Most of the Company’s mortgage debt is not cross-collateralized.  The Company has four mortgage loans that are cross collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

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

The following table sets forth the Company’s calculation of FFO for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss attributable to the Company	$(1,546)	$(3,994)
Depreciation and amortization from discontinued operations	8	224
Gain from sale of discontinued operations	(4,315)	-
Deferred income tax benefit	(1,255)	(2,486)
Net loss attributable to noncontrolling interests	(412)	(542)
Depreciation and amortization	7,149	7,295
FFO	$(371)	$497

FFO for the six months ended June 30, 2010 included non-recurring acquisition and other business development costs of approximately $300,000, primarily due to the Evergreen acquisition and the acquisition of 2620-2630 Fountain View.

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

There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2010, the Company issued a total of 11,500 shares of Common Stock to its officers, directors and certain key employees pursuant to the Company’s Omnibus Stock Option Incentive Plan.  The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 5. EXHIBITS

The Exhibit Index attached hereto is hereby incorporated by reference this item.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 13, 2010	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ G. Anthony Eppolito
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