Form 10-Q
period 2010-09-30
AMERICAN SPECTRUM REALTY INC
filed 2010-11-12
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

As of November 2, 2010, 2,934,294 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Real estate held for investment	$280,033	$251,336
Accumulated depreciation	(82,344)	(72,404)
Real estate held for investment, net	197,689	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	1,013	462
Restricted cash	992	992
Tenant and other receivables, net of allowance for doubtful accounts of $881 and $701, respectively	1,223	891
Deferred rents receivable	2,138	1,883
Deferred tax asset	11,883	8,813
Purchased intangibles	18,000	-
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	142	-
Notes receivable from related parties	2,400	-
Interest receivable from related parties	267	-
Accounts receivable from related parties	754	-
Account receivable from Evergreen	414	-
Prepaid and other assets, net	12,821	12,749
Total Assets	$253,736	$215,086

LIABILITIES

Liabilities:
Notes payable	$221,187	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable	8,408	5,070
Accounts payable to related parties	372	-
Liabilities related to insurance claims	1,323	1,474
Accrued and other liabilities	11,008	9,520
Total Liabilities	242,298	216,075

Commitments and Contingencies (Notes 12 and 13):

Non-controlling interest classified as temporary equity	-	3,962

Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,405,706 and 3,291,310 shares, respectively; outstanding, 2,934,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,028	48,546
Accumulated deficit	(56,171)	(52,472)
Treasury stock, at cost, 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(10,203)	(6,987)
Non-controlling interests	21,641	2,036
Total Equity (Deficit)	11,438	(4,951)
Total Liabilities and Equity (Deficit)	$253,736	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental revenue	$8,307	$8,016	$24,093	$24,451
Third party management and leasing revenue	973	71	3,208	112
Interest and other income	140	10	167	37
Total revenues	9,420	8,097	27,468	24,600

EXPENSES:
Property operating expense	4,703	4,158	12,241	12,030
Corporate general and administrative	2,557	1,002	6,695	2,896
Depreciation and amortization	3,608	3,656	10,757	10,951
Interest expense	3,494	3,393	10,418	10,000
Total expenses	14,362	12,209	40,111	35,877

Loss from continuing operations before deferred income tax benefit	(4,942)	(4,112)	(12,643)	(11,277)

Deferred income tax benefit	1,697	1,458	4,593	3,996

Loss from continuing operations	(3,245)	(2,654)	(8,050)	(7,281)

Discontinued operations:
Income from operations	-	29	173	172
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(11)	(1,641)	(63)
Income from discontinued operations	-	18	2,847	109

Net loss, including noncontrolling interests	$(3,245)	$(2,636)	$(5,203)	$(7,172)

Plus: Net loss attributable to noncontrolling interests	1,092	314	1,504	856

Net loss attributable to American Spectrum Realty, Inc.	(2,153)	(2,322)	(3,699)	(6,316)

Preferred stock dividends	(60)	(60)	(180)	(180)

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2,213)	$(2,382)	$(3,879)	$(6,496)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.73)	$(0.83)	$(1.96)	$(2.28)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	-	0.01	0.69	0.03
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(0.73)	$(0.82)	$(1.27)	$(2.25)

Basic and diluted weighted average shares used	2,934,294	2,818,898	2,906,317	2,812,048

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,153)	$(2,338)	$(5,710)	$(6,413)
Income from discontinuing operations	$-	$55	$2,011	$97
Net loss	$(2,213)	$(2,382)	$(3,879)	$(6,496)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2009 (audited)	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock dividend		1,645,655			18	(18)	-	-	-
Issuance of common stock		11,500	-	-	-	-	-	-	-
Conversion of operating partnership units to common stock		102,896	(211)	-	-	211	-	-	-
Issuance of operating partnership units		-	13,645	-	-	-	-	-	13,645
Non-controlling interests in acquired properties			6,232	-	-	-	-	-	6,232
Acquisition of non-controlling interest in the operating partnership			(20)	-	-	-	-	-	(20)
Reclassification of non-controlling interest from temporary equity			3,962	-	-	-	-	-	3,962
Reclassification of non-controlling interest to additional paid-in capital			(370)	-	-	370	-	-	-
Repurchase of non-controlling interest in consolidated partnership			(1,785)	-	-	-	-	-	(1,785)
Distributions to non-controlling interests			(344)	-	-	-	-	-	(344)
Non-controlling interests share of loss			(1,504)	-	-	-	-	-	(1,504)
Preferred stock dividends			-	-	-	(180)	-	-	(180)
Stock-based compensation			-	-	-	82	-	-	82
Net loss			-	-	-	-	(3,699)	-	(3,699)
Balance, September 30, 2010 (unaudited)	55,172	3,405,706	$21,641	$1	$34	$49,028	$(56,171)	$(3,095)	$11,438

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,203)	$(7,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,757	11,292
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	(2,952)	(3,933)
Deferred rental income	(253)	(330)
Stock-based compensation expense	82	69
Amortization of note payable premium, included in interest expense	-	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(95)	(132)
Increase in related party receivables	(556)	-
Increase in accounts payable	3,290	1,611
Increase in accounts payable to related parties	372	-
Decrease in prepaid and other assets	(82)	(516)
Increase (decrease) in accrued and other liabilities	44	(1,448)
Net cash provided by (used in) operating activities:	1,089	(578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	10,166	-
Capital improvements to real estate assets	(3,281)	(1,785)
Real estate acquisitions	(317)	-
Investments in unconsolidated real estate assets	(82)	-
Proceeds received related to insurance claims	-	2,700
Payments for damages related to insurance claims	(151)	(1,741)
Net cash provided by (used in) investing activities:	6,335	(826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	5,180	3,105
Repayment of borrowings – property sales	(5,067)	-
Repayment of borrowings – refinances	-	(1,474)
Repayment of borrowings – other	(1,260)	(2,050)
Repayment of borrowings – scheduled payments	(3,361)	(2,215)
Repurchase of preferred partnership interest	(1,785)	-
Proceeds from partial sale of consolidated partnership interests	-	4,000
Acquisition of non-controlling interests in the operating partnership	(20)	-
Dividend payments to preferred stockholders	(225)	(80)
Distributions to non-controlling interests	(335)	-
Net cash (used in) provided by financing activities:	(6,873)	1,286

Increase (decrease) in cash and cash equivalents	551	(118)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$1,013	$1,974

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	3,081	-
Issuance of operating partnership units in connection with real estate acquisitions	2,586	-
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	28	-
Debt assumed in connection with real estate acquisition	6,297	-
Conversion of accounts payable to notes payable	498	-
Financing in connection with investment in unconsolidated real estate asset	33	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,173	$6,797
Cash paid for income taxes	279	60

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2010, held an interest of 65.13% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment as of December 31, 2010 (Also see Note 4).

In March 2010, the Company sold 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas.  In June 2010, the Company acquired 2620-2630 Fountain View, a 125,000 square foot office property consisting of two buildings located in Houston, Texas, and a 55% partnership interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas.  In September 2010, the Company acquired an 11.2% undivided interest in Campus Court, a 72,480 square foot student housing facility located in Cedar Falls, Iowa.  The $301,647 purchase price for the Campus Court acquisition was funded solely by the issuance of 46,612 OP Units.

As of September 30, 2010, through its majority-owned subsidiary, the Operating Partnership, the Company owned 33 properties, which consisted of 23 office buildings, five industrial properties, one retail property, two self-storage properties, one apartment complex and a parcel of land.  The 33 properties are located in six states. American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services on the Company’s properties.

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, manages and leases 22 properties in Texas for third parties representing 921,518 square feet of office, retail and industrial space.   In addition, ASRM acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition of the management agreements from Evergreen gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.  This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 223 at September 30, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The consolidated condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period.

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

VARIABLE INTEREST ENTITIES

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity.  Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE.  We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both.  We use this analysis to determine which VIE companies should be consolidated for financial accounting purposes.   The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.

PURCHASED INTANGIBLES

The Company has determined that the property management and asset management contracts acquired from Evergreen are indefinite lived intangibles.  As such, the contracts are not subject to amortization but are evaluated for impairment if events or changes in circumstances indicate that the asset might be impaired.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

NOTES RECEIVABLE

The Company’s notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment whenever circumstances indicate that the asset might be impaired.  The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.  As of September 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to notes receivable during the nine months ended September 30, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  These changes became effective for the Company on January 1, 2010.  The Company determined that it owned no variable interest entities as of the date of the  adoption of these new guidelines and had no effect on the Company’s consolidated financial statements.  However, these changes did affect post adoption transactions.

NOTE 3.  REAL ESTATE

Acquisitions

The Company acquired controlling interests in four properties in 2010 as mentioned below.  Pursuant to ASC 810, the entities that own these properties have been consolidated.

In September 2010, the Company acquired an 11.2% undivided interest in Campus Court, a 72,480 square foot student housing facility located in Cedar Falls, Iowa.   The $301,647 purchase price for this acquisition was funded solely by the issuance of 46,612 OP Units.

In June 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.  Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas.  The total purchase price of $1,681,670 for these acquisitions was funded by the issuance of 300,949 OP Units and cash of $50,000.

In June 2010, the Company created a subsidiary entity to acquire 2620-2630 Fountain View, a 125,000 square foot office property, consisting of two adjacent buildings in Houston, Texas.  The acquisition was funded with the issuance of 102,834 OP Units, an equity contribution to the new entity of $1,000,000 from a third party investor, the assumption of debt of $5,350,000 and cash.  The third party investor received a 49% interest in the single purpose consolidated limited partnership that owns the property in consideration for the equity contribution.

Dispositions

5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was sold in March 2010.  The sale generated proceeds of approximately $5,200.000.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, to reduce debt and payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

NOTE 4.  PURCHASED INTANGIBLES

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates (“Evergreen”) and Evergreen’s   managing membership interest or the general partner interest in entities which own tenant in common interests.  Property management and asset management contracts for a total of 80 separate assets were acquired in the transaction.  The interests in real estate acquired represent Evergreen’s non-economic interest in many of the properties associated with the contracts acquired, held in most cases as the manager or general partner of entities which own tenant in common interests.

The Company completed the $18,000,000 acquisition by assuming $500,000 of Evergreen payables, issuing 1,600,000 OP Units and issuing a $9,500,000 10-year non-recourse promissory note.  The note bears interest at a fixed rate of 5% per annum.

The Company has determined that the contracts acquired are indefinite lived intangibles. The property management agreements which were acquired provide that they continue indefinitely until the earlier of the following: sale of the property; termination by manager; or termination by the owner of the property.  The owner may terminate the agreement for “cause” (as defined) at any time; otherwise, the owner has the option to terminate the agreement annually.  The Company has also acquired in some of the properties that are the subject of the management agreements, either a tenancy-in-common interest in the property or an interest in an entity that owns a tenancy-in-common interest in the property.  Therefore, even though any tenant in common can terminate its own management contract since employment of a new manager and the creation of a property management agreement typically requires action by all tenants-in-common, the property management agreement effectively cannot be replaced without the consent of the Company in those entities in which the Company has acquired an interest in the property, except for “cause”, without the consent of the Company.  As such, the contracts are not subject to amortization but are reviewed each reporting period for possible impairment. The review includes evaluating triggering events or changes in business circumstances indicating the Company needs to address impairment.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010 and certain costs incurred.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, to pay cash in lieu of issuing common stock.   The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock dividend), and is subject to adjustment on December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.  The option to exchange the OP Units for cash or common stock has been accounted for as an embedded derivative.  However, the exchange option was determined to have no fair value at either the date of the acquisition of the contacts or as of September 30, 2010.  Although any purchase price adjustment cannot be determined at this time, management believes that an adjustment is likely.

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

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ASSETS

During 2010, the Company acquired ownership interests in Evergreen Realty REIT I, Inc and the shareholders then elected to change the name to American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $77,000.  The Company also acquired undivided ownership interests in three apartment complexes and one student housing facility for a total of $65,000.  These acquisitions were funded by the issuance of OP Units, a note payable and cash.

NOTE 6.  ACQUISITION OF NOTES RECEIVABLE AND ACCOUNT RECEIVABLE

In September 2010, the Company acquired two notes receivable, each with a face amount of $500,000 from ASRI.  The acquisition was funded by the issuance of 154,524 OP Units.

The two $500,000 notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen.   The Company anticipates the notes receivable will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in the first quarter of 2011.

In June 2010, the Company acquired two notes receivable and an account receivable with a total face amount of $2,080,883 from Evergreen Income and Growth REIT, LP (“EIGRLP”), whose general partner is Evergreen Income and Growth REIT, Inc. (“EIGRI”).  The acquisition was funded by the issuance of 428,680 OP Units.

The first note acquired in June 2010, in the amount of $1,000,000, bears interest at 12% per annum.  The note acquired in June 2010 and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC.  The second note, in the amount of $400,000, bears interest at 10% per annum.  The note and accrued interest is payable on demand from ASRI.  Accrued and unpaid interest on the notes totaled $266,907 as of June 30, 2010.  The notes were acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests.  The Company is not recognizing interest income on the notes.

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

NOTE 7.  DISCONTINUED OPERATIONS

Real estate assets held for sale.

At December 31, 2009, 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas, was classified as “Real estate held for sale.”  The property was sold on March 31, 2010 for $10,750,000.  No real estate assets were classified as held for sale by the Company at September 30, 2010.

The carrying amount of 5850 San Felipe at December 31, 2009 is summarized below (dollars in thousands):

Condensed Consolidated Balance Sheet	December 31, 2009 (audited)
Real estate	$5,847
Other	517
Real estate assets held for sale	$6,364

Note payable	$5,090
Accounts payable	515
Accrued and other liabilities	486
Liabilities related to real estate held for sale	$6,091

Net income from discontinued operations.

Income from discontinued operations of $2,847,000 for the nine months ended September 30, 2010 includes the gain on sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.   Net income from discontinued operations of $18,000 and $109,000 for the three and nine months ended September 30, 2009, respectively, represent the property’s operating results for the periods.

The condensed statements of operations of discontinued operations are summarized below (in thousands):

Condensed Statements of Operations	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Rental revenue	$-	$482	$482	$1,429
Total expenses (1)	-	(453)	(309)	(1,257)
Income from discontinued operations before gain on sale and income tax expense	-	29	173	172
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(11)	(1,641)	(63)
Income from discontinued operations	$-	$18	$2,847	$109

(1) Includes interest expense of  $77 for the three months ended September 30, 2009 and interest expense of $75 and $229 for the nine months ended September 30, 2010 and 2009, respectively.  Mortgage debt related to the property included in discontinued operations was individually secured.  As such, interest expense was based on the property’s respective debt.

NOTE 8.  NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2010 and December 31, 2009 secured by the following properties (dollars in thousands):

		September 30, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,192	8.02%	5,248	8.02%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Unsecured (2)	2/19/2011	1,134	3.40%	-	-
Fountain View Place (3)	4/29/2011	1,065	10.00%	1,423	10.00%
Corporate-Secured (4)	5/12/2011	950	8.75%	-	-
Sabo Road (5)	7/31/2011	1,989	7.42%	-	-
Bristol Bay	8/1/2011	6,820	7.58%	6,899	7.58%
Technology	8/1/2011	7,091	7.44%	7,131	7.44%
Corporate – Secured (6)	9/21/2011	890	8.75%	890	8.75%
Creekside	12/1/2011	5,744	7.17%	5,814	7.17%
Corporate-Unsecured (7)	5/1/2012	48	4.00%	-	-
16350 Park Ten Place	5/11/2012	4,419	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,463	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,551	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,390	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,141	7.45%	2,161	7.45%
Corporate-Unsecured (8)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,685	7.33%	2,710	7.33%
Corporate-Secured (9)	6/15/2012	992	4.50%	992	4.50%
Corporate-Unsecured (7)	6/30/2012	60	0.00%	-	-
16350 Park Ten Place	8/11/2012	486	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	381	7.45%	386	7.45%
Corporate – Secured (10)	2/1/2013	1,746	5.50%	1,950	7.50%
Corporate-Secured (4)	3/5/2013	905	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,025	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	291	5.93%	295	5.93%
Morenci	7/1/2014	1,640	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,312	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,573	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,171	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,484	5.51%	4,527	5.51%
Corporate-Unsecured (7)	6/1/2015	292	5.00%	-	-
Corporate-Unsecured (7)	6/1/2015	55	5.00%	-	-
1501 Mockingbird	7/1/2015	3,206	5.28%	3,239	5.28%
2620-2630 Fountain View (11)	7/31/2015	5,350	7.00%	-	-
5450 Northwest Central	9/1/2015	2,597	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,552	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	11,999	5.82%	12,139	5.82%
Campus Court (5)	4/25/2016	4,765	5.78%	-	-
12000 Westheimer/2470 Gray Falls	1/1/2017	7,301	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,311	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Loop 1604 (5)	9/11/2017	4,357	6.70%	-	-
Fountain View Place	4/29/2018	12,403	6.50%	12,521	6.50%
Corporate-Secured (12)	12/31/2019	9,440	5.00%	-	-
	Subtotal	$198,016		$169,946
Variable Rate
Beltway Industrial (1)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured (8)		-	-	500	6.00%
Northwest Spectrum	4/19/2012	2,856	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,645	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,171		$23,974
	Total	$221,187		$193,920

(1)	The Company is currently negotiating extension terms with the lender.

(2)	In May 2010, the Company obtained financing for insurance premiums on its owned and managed properties.

(3)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(4)	Represents bank loans of $950,000 obtained in May 2010 and $1,000,000 obtained in March 2010.

(5)
Represents mortgage debt on properties in which the Company acquired partial ownership interests in 2010.  The Company holds a 55% interest in Sabo Road, an 38.4% interest in Loop 1604 and an 11.2% interest in Campus Court.

(6)	In September 2010, maturity of the loan was extended to September 21, 2011.

(7)	Represents the conversion of accounts payables to promissory notes during the second quarter of 2010.

(8)	In May 2010, the Company refinanced two $500,000 notes which were due to mature on May 31, 2010 with a new loan in the amount of $1,000,000 with the same lender.

(9)	In October 2010, maturity of the loan was extended to June 15, 2012.

(10)	In August 2010, the Company made a principal pay-down of $195,000 on the note and the lender extended the maturity date to February 1, 2013.

(11)	Represents mortgage debt the Company assumed from the seller in connection with the property acquisition. The Company holds a 51% ownership interest in the property.

(12)	Represents promissory note issued by the Company in January 2010 in connection with the Evergreen acquisition.

The Company has six mortgage loans that are in default due to non-payment of scheduled monthly debt service. The principal balance of these loans totaled approximately $27,400,000 with delinquent payments approximating $500,000 as of September 30, 2010.  Of these six mortgages, the Company elected not to pay current the notes as the unpaid balances of the six mortgages exceeded the book value of the properties covered by the mortgages. The loans are secured by real estate assets that currently have operating deficits.  The Company elected not to make the payments but intends to enter into negotiations with the lenders on these loans or to bring the loans current.  There can be no assurance, however, that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful.  The Company has evaluated the impairment related to the long-lived assets of the properties secured by these loans and has determined that these delinquent loans are not material to the financial condition of the Company based on the current book values of the long-lived assets.  Also relevant is the fact that each of the properties are held by a special purpose entity and the mortgages are non-recourse.

The Company has loans totaling $43,051,000 maturing over the next twelve months.  Two of the loans, with balances totaling $22,362,000, are matured.  The Company is currently negotiating maturity extensions on these two loans with the lenders and believes that the extensions will be granted.  The extensions could require principal pay-downs on the debt.

Most of the Company’s mortgage debt is not cross-collateralized.  The Company has four mortgage loans that are cross-collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

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

NOTE 9.  NONCONTROLLING INTERESTS

Unit Holders in the Operating Partnership

In September 2010, 205,394 OP Units were issued in connection with the acquisition of two notes receivable, each with a face amount of $500,000 and interests in three apartment complexes and one student housing facility for a total purchase price of $1,329,209.

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

During the nine months ended September 30, 2010, 3,884 OP Units were redeemed for cash of approximately $20,000.

During 2009, 39,202 shares of Common Stock were issued in exchange for OP Units.

During 2009, 485 OP Units were redeemed for cash of approximately $2,000.

OP Units (other than those held by the Company) of 3,172,675 (exchangeable for approximately 1,586,338 shares of common stock) were outstanding as of September 30, 2010.  As of September 30, 2010, non-controlling interest in the Operating Partnership was $13,962,000.

Third Party Interests in Properties

The portion of the Non-controlling interests reflected on the balance sheet of the Company, which is not owned by the Company are reflected in the following paragraphs of this section.

In September 2010, the Company acquired 11.2% undivided interest in Campus Court, 72,480 square foot student housing facility located in Cedar Falls, Iowa.   Non-controlling interest associated with the 88.8% interest not owned by the Company was $2,444,000 as of September 30, 2010.

On June 30 2010, a third party investor contributed $1,000,000 in return for a 49% limited partnership interest in the Company’s single purpose consolidated limited partnership that acquired 2620-2630 Fountain View.  Non-controlling interest associated with the 49% interest not owned by the Company was $988,000 as of September 30, 2010.

On June 2, 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest.   Non-controlling interest associated with the 45% interest not owned by the Company was $347,000 as of September 30, 2010.

 In June 2010, the Company acquired 38.4% undivided interest in Loop 1604, 178,595 square foot self-storage property located in San Antonio, Texas.   Non-controlling interest associated with the 61.6% interest not owned by the Company was $2,441,000 as of September 30, 2010.

On September 1, 2009, a third party purchased from the Company a 49% preferred interest in each of two single purpose limited partnerships for $4,000,000 (“Preferred Capital”).  Proceeds of $3,811,000, net of transaction costs, were received as a result of the sale.   Each of the limited partnerships owned an income-producing property in Houston, Texas.  These limited partnerships are required to distribute, monthly, an annual 12% cumulative, non-compounding return on the unredeemed Preferred Capital and a participation in the operating net cash flow of the limited partnerships.  The Company has a right to repurchase the preferred interests in each of the partnerships within five years for an amount equal to the remaining Preferred Capital plus a 15% annual internal rate of return.  On March 31, 2010, the Company sold 5850 San Felipe, one of the income-producing properties in which a preferred partnership interest was held by the third party.  In April 2010, the Company repurchased the preferred interest associated with 5850 San Felipe from the third party for $1,785,000.  Non-controlling interests related to the other consolidated partnership interest sold was $1,459,000 as of September 30, 2010.

The following represents the effects of changes in the Company’s ownership interest in the OP and in the two single purpose limited partnerships discussed in the previous paragraphs for the three and nine months ended September 30, 2010 (dollars in thousands):

	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2010
Net loss attributable to the Company	$(2,153)	$(3,699)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$-	$211
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity equity sale of consolidated partnership interests	$-	370
Net transfers from noncontrolling interests	$-	$581
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock and reclassification of preferred interest from temporary equity	$(2,153)	$(3,118)

The following represents the effects of changes in the Company’s ownership interest in the OP and in the two single purpose Limited Partnerships on the Company’s equity for the three and nine months ended September 30, 2009 (dollars in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net loss attributable to the Company	$(2,322)	$(6,316)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	-	314
Increase in the Company’s paid-in capital on partial sale of consolidated partnership interests	$1,971	$1,971
Net transfers from noncontrolling interests	$1,971	$2,285
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock and partial sale of consolidated partnership interests	$(351)	$(4,031)

NOTE 10.  STOCK-BASED COMPENSATION

The Company has in effect its Omnibus Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors, and provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.   The Board has reserved a total of 360,000 shares under the Plan.  As of September 30, 2010, 199,628 ASR shares were available for issuance to executive officers, directors or other key employees of the Company.

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

Total stock-based compensation expense recognized for the three months ended September 30, 2010 and 2009 amounted to $30,000, or $.01 per basic and diluted earnings per share and $25,000, or $.01 per basic and diluted earnings per share, respectively.  Total stock-based compensation expense recognized for the nine months ended September 30, 2010 and 2009 amounted to $82,000, or $.03 per basic and diluted earnings per share and $64,000, or $.02 per basic and diluted earnings share, respectively.  Compensation expense is included in general and administrative expense in the Company’s consolidated condensed statement of operations for all periods presented.

Stock Options

No stock options have been granted since 2006.  All of the Company’s stock options are fully vested.  As of September 30, 2010, there was no unrecognized compensation cost related to stock options.  The Company has a policy of issuing new shares upon the exercise of stock options.  During the nine months ended September 30, 2010, no options were exercised.

The following table summarizes activity and outstanding stock options under the plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1, 2010	58,750	$11.97
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding on September 30, 2010	58,750	$11.97	$248,538

Exercisable as of September 30, 2010	58,750	$11.97	$248,538

The following table summarizes certain information for stock options, all of which are exercisable and outstanding on September 30, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.05 - $6.10	25,000	3.8 years	$5.33
$9.13 - $13.58	22,500	4.1 years	$10.32
$30.00 - $30.00	11,250	1.3 years	$30.00

Restricted Stock

The Company issued a total of 11,500 shares of Common Stock to its officers, directors and certain key employees under the Plan during the nine months ended September 30, 2010.  The restrictions on the shares issued lapse in three equal annual installments commencing on the first anniversary date of the issuance.  Compensation expense is recognized on a straight-line basis over the vesting period.

During the three months ended September 30, 2010 and 2009, compensation expense of $30,000 and $25,000, respectively, was recognized for restricted shares.  During the nine months ended September 30, 2010 and 2009, compensation expense of $82,000 and $64,000, respectively, was recognized for restricted shares.  Recipients of restricted stock have the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period.

A summary of the status of the Company’s restricted stock awards as of January 1, 2010 and changes during the nine months ended September 30, 2010 is presented below:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	20,012	$10.72
Granted	11,500	$11.55
Vested	(9,500)	$11.03
Forfeited	-	-
Nonvested at September 30, 2010	22,012	$11.02

As of September 30, 2010, there was $199,000 of unrecognized compensation cost related to unvested restricted stock awards, which are expected to be recognized over a remaining weighted-average restriction period of approximately 2.4 years.

NOTE 11.  RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2010, the Company recognized third party management fee and advisory revenues of $903,000 and $2,870,000, respectively, attributable to the former Evergreen managed properties.   As of September 30, 2010, accounts receivable related to these revenues was $556,237.  The Company has a non-economic interest in many of the properties, held in most cases as the manager or general partner of entities which own tenant in common interests.

In September 2010, the Company acquired two notes receivable, each with a face amount of $500,000, and interests in three apartment complexes and one student housing facility.  The acquisitions, which were acquired from ASRI for a total purchase price of $1,329,209, were funded by the issuance of 205,394 OP Units.   William J. Carden is a director and President of ASRI and Jonathan T. Brohard is a director and Vice President of ASRI.  Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company.  Mr. Brohard is President of ASRM.

The two $500,000 notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen.   The Company anticipates the notes receivable will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in the first quarter of 2011.

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

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which $2,069,883 was attributable to the Evergreen property portfolio.   During 2010, the Company received $1,872,294 from these properties as payment on the premiums.  As of September 30, 2010 unpaid amounts due to the Company from these properties was $197,589.  As of September 30, 2010, the Company had premium refunds of $371,922 due to these properties from the cancellation of the prior insurance policy.

In March 2010, 160,266 OP Units were exchanged for 80,132 shares of Common Stock by the spouse of Mr. Carden and 45,529 OP Units were exchanged for 22,764 shares of Common Stock by an entity controlled by Mr. Carden.  In February 2009, Mr. Carden exchanged 78,406 OP Units for 39,202 shares of Common Stock.

On December 31, 2008, the Company issued a total of 55,172 shares of Series A Preferred Stock (“Preferred Stock”) to the following individuals: Mr. Carden, John N. Galardi, director and principal stockholder, and Timothy R. Brown, director.  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At September 30, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $43,106.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company.  The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).  The Guarantee Fee is paid for a maximum of three years on any particular obligation.  The Guarantee fee paid for the 2009 year was $67,983.  The Company accrued $62,584 for the nine months ended September 30, 2010 related to the Guarantee Fee for the 2010 year.

During 2009, the Company incurred professional fees of $184,800 to Thompson & Knight LLP, the law firm in which Mr. Brown is a partner.

During 2007, the Company entered into a lease agreement with Galardi Group as a Tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property.  Mr. Galardi is a principal stockholder, director and officer of Galardi Group.  The lease commenced March 1, 2008 and has a five-year term.  The annual base rent due to the Company pursuant to the lease is $504,081 over the term of the lease.

NOTE 12.  PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 11 – Related Party Transactions).  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At of September 30, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $43,106.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of September 30, 2010, held an interest of 65.13% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment in the first quarter of 2011 (Also see Note 4 of the Company’s Accompanying Consolidated Financial Statements).

American Spectrum Realty Management, LLC, (“ASRM”) a wholly-owned subsidiary of the Operating Partnership, acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and its affiliates (“Evergreen”) in January 2010, which represent 80 separate assets.  The former Evergreen-managed properties, which consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds, are all now under the management of ASRM.  This portfolio comprises properties located in 22 states – Alabama, Arizona, California, Florida, Georgia, Iowa, Idaho, Indiana, Kansas, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington.  The acquisition gives the Company the ability to continue its expansion of its third-party management and leasing capabilities throughout the United States.   This acquisition has resulted in a significant change in the Company’s operations, including an increase in employees from 46 at December 31, 2009 to 223 at September 30, 2010.

The impact of the acquisition and expansion of the third party management business of the Company is a dramatic shift that results and will result in an increase in the fee income and other income not dependent on ownership of real property.  Specifically, the square footage under management has increased from 3,221,670 square feet in 2009 to 15,466,130 square feet in the first nine months of 2010.  In making this shift, the Company has incurred start-up expenses and additional general and administrative expenses that should not be recurring.  These increased costs have resulted in an increase in losses that should not be duplicated and in fact the Company has taken steps to reduce costs and eliminate duplication that is expected to reduce operating expenses by approximately $350,000 per month.

In September 2010, the Company acquired an 11.2% undivided interest in Campus Court, a 72,480 square foot student housing facility located in Cedar Falls, Iowa.  The purchase price of $301,647 was funded by the issuance of 46,612 OP Units.

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

In June 2010, the Company created a subsidiary that acquired 2620-2630 Fountain View, a 125,000 square foot office property, consisting of two adjacent buildings in Houston, Texas.  The acquisition was funded with the issuance of 102,834 OP Units, an equity contribution of $1,000,000 from a third party investor, the assumption of debt and cash.  The third party investor received a 49% interest in the single purpose consolidated limited partnership that owns the property in consideration for the equity contribution.

In March 2010, the Company sold 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas.  The sale generated proceeds of approximately $5,200,000 in excess of debt.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce debt, payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

In the accompanying financial statements, the results of operations for 5850 San Felipe are shown in the section “Discontinued operations”. 5850 San Felipe was classified as “Real estate held for sale” at December 31, 2009.  The revenues and expenses reported for the periods presented exclude results from properties sold or classified as held for sale.  The following discussion and analysis of the financial condition under the heading “Results of Operations” of the Company should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Note 5.

The Company’s properties were 83% occupied at September 30, 2010 and 2009.  The Company continues to aggressively pursue prospective tenants to increase its occupancy, which if successful, should have the effect of improving operational results.

American Spectrum Management Group, Inc., (“ASMG”) a wholly-owned subsidiary of the Operating Partnership, provides management and leasing services for the Company’s properties.  ASMG also manages and leases 22 properties in Texas for third parties representing 921,518 square feet of office, retail and industrial space.

CRITICAL ACCOUNTING POLICIES

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements:

Variable Interest Entities

The accompanying consolidated financial statements include our accounts, our subsidiaries, most of which are wholly-owned, and all entities in which we have a controlling interest.  Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”).  VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests.  The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income.

Impairment of Intangible Assets

 The Company reviews its intangible assets for impairment each reporting period.  The review includes evaluating triggering events or changes in business circumstances indicating management needs to address impairment.  If the carrying amount of an intangible asset is determined to exceed its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset would be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

Notes Receivable

The Company’s notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment whenever circumstances indicate that the asset might be impaired.  The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.  As of September 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to notes receivable during the nine months ended September 30, 2010.

RESULTS OF OPERATIONS

Discussion of the three months ended September 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	September 30,	September 30,	Variance
	2010	2009	$	%
Rental revenue	$8,307,000	$8,016,000	$291,000	3.6%
Third party management and leasing revenue	973,000	71,000	902,000	1,270.4%
Operating expenses:
Property operating expenses	4,703,000	4,158,000	545,000	13.1%
General and administrative	2,557,000	1,002,000	1,555,000	155.2%
Depreciation and amortization	3,608,000	3,656,000	(48,000)	(1.3)%
Interest expense	3,494,000	3,393,000	101,000	3.0%

Rental revenue. Rental revenue increased $291,000, or 3.6%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily due to $660,000 in revenue generated from Fountain View Plaza, Sabo Road and Loop 1604, which were acquired in 2010.  The increase was in large part offset by an increase in rent concessions and by a decrease in occupancy from properties owned for the full three months ended September 30, 2010 and September 30, 2009.  Occupancy, on a weighted average basis, was 83% for the third quarter 2009 compared to 82% for the third quarter 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $902,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.

Property operating expenses.  Property operating expenses increased by $545,000, or 13.1%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily due to $452,000 attributable to the three acquired properties mentioned above.  This increase was also due an increase in property maintenance costs and an increase in property general and administrative costs incurred during the quarter from properties owned for the full three months ended September 30, 2010 and September 30, 2009.

Corporate general and administrative.  Corporate general and administrative costs increased by $1,555,000, or 155.2%, for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.  The increase was primarily due to operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010, which amounted to approximately $1,500,000.  The increase was in large part personnel related.  The increase in corporate general and administrative expenses was also due to an increase in professional and consulting fees incurred during the quarter.

Depreciation and amortization.  Depreciation and amortization expense decreased $48,000, or 1.3%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The decrease was primarily due to a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs.

Interest expense.  Interest expense increased $101,000, or 3.0%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $118,000 during the third quarter of 2010.  The increase was also due to interest expense related to the three properties acquired in 2010, which accounted for $237,000 of the increase.   The increase was partially offset by a decrease in interest expense attributable to the pay-off and/or pay-down of other debt.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $1,697,000 for the three months ended September 30, 2010, compared to $1,458,000 for the three months ended September 30, 2009.  The increase in deferred income tax benefit for the three months ended September 30, 2010 corresponds to the increase in loss from continuing operations for three months ended September 30, 2010, in comparison to the three months ended September 30, 2009.  The Company has an effective tax rate of 36.5% for 2010.   Management believes that its deferred tax asset balance as of September 30, 2010 is realizable.

Non-controlling interests. The share of loss attributable to non-controlling interests was $1,092,000 for the three months ended September 30, 2010, compared to $314,000 for the three months ended September 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of September 30, 2010 and September 30, 2009, a respective 35% and 12% partnership interest in the Operating Partnership as limited partners and (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company.

Discontinued operations.  The Company had no income or loss from discontinued operations for the three months ended September 30, 2010.  During the three months ended September 30, 2009, the Company recognized income of $18,000 from discontinued operations.  The income from discontinued operations for the three months ended September 30, 2009 represented the operating results for 5850 San Felipe for the quarter.

Discussion of the nine months ended September 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the nine months ended:

	September 30,	September 30,	Variance
	2010	2009	$	%
Rental revenue	$24,093,000	$24,451,000	$(358,000)	(1.5)%
Third party management and leasing Revenue	3,208,000	112,000	3,096,000	2,764.3%
Operating expenses:
Property operating expenses	12,241,000	12,030,000	211,000	1.8%
General and administrative	6,695,000	2,896,000	3,799,000	131.2%
Depreciation and amortization	10,757,000	10,951,000	(194,000)	(1.8)%
Interest expense	10,418,000	10,000,000	418,000	4.2%

Rental revenue. Rental revenue decreased $358,000, or 1.5%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The decrease was in large part due to an increase in rent concessions.  The decrease was also attributable to a decrease in occupancy and a decrease in common area maintenance fees from properties owned for the full nine months ended September 30, 2010 and September 30, 2009.  Occupancy, on a weighted average basis decreased from 83% for the nine months ended September 30, 2009 to 82% for the nine months ended September 30, 2010.  The decrease in rental revenue was partially offset by $695,000 in revenue generated from Fountain View Plaza, Sabo Road and Loop 1604, which were acquired in 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $3,096,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.   The increase was due to an increase in third party management and leasing revenues attributable to the Company’s third party management and leasing contracts.

Property operating expenses.  Property operating expenses increased by $211,000, or 1.8%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily due to $475,000 attributable to the three acquired properties mentioned above. The increase was partially offset by a decrease in property taxes attributable to a decrease in the assessed values of several of the Company’s properties.  The decrease was also due to lower property maintenance costs incurred during the period for properties owned for the full three months ended September 30, 2010 and September 30, 2009.

Corporate general and administrative.  Corporate general and administrative costs increased by $3,799,000, or 131.2%, for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The increase was primarily due to operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010, which amounted to approximately $3,865,000.  The increase was in large part personnel related.  The increase was also due to due diligence costs associated with the acquisition of 2620-2630 Fountain View of $121,000.  The increase in corporate general and administrative expenses was partially offset by a decrease in legal and other professional fees incurred during the period.

Depreciation and amortization.  Depreciation and amortization expense decreased $194,000, or 1.8%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The decrease was primarily due to a reduction in depreciation and amortization attributable to fully depreciated tenant improvements and amortized lease costs.

Interest expense.  Interest expense increased $418,000, or 4.2%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $334,000 during the nine months ended September 30, 2010.  The increase was also due to interest expense related to the three properties acquired in 2010, which accounted for $237,000 of the increase.  The increase was partially offset by a decrease in interest expense attributable to the pay-off and/or pay-down of other debt.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $4,593,000 for the nine months ended September 30, 2010, compared to $3,996,000 for the nine months ended September 30, 2009.  The increase in deferred income tax benefit for the nine months ended September 30, 2010 corresponds to the increase in loss from continuing operations for nine months ended September 30, 2010, in comparison to the nine months ended September 30, 2009.  The Company has an effective tax rate of 36.5% for 2010.   Management believes that its deferred tax asset balance as of September 30, 2010 is realizable.

Non-controlling interests. The share of loss attributable to non-controlling interests was $1,504,000 for the nine months ended September 30, 2010, compared to $856,000 for the nine months ended September 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of September 30, 2010 and September 30, 2009, a respective 35% and 12% partnership interest in the Operating Partnership as limited partners and (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company.

Discontinued operations.  The Company recorded income from discontinued operations of $2,847,000 for the nine months ended September 30, 2010, compared to $109,000 for the nine months ended September 30, 2009.   The income from discontinued operations for the nine months ended September 30, 2010 includes the net gain on the sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010.  The income from discontinued operations for the nine months ended September 30, 2009 represents the property’s operating results for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2010, the Company derived cash primarily from the collection of rents, net proceeds from the sale of 5850 San Felipe and borrowing activities.   Major uses of cash included capital improvements to real estate assets, primarily for tenant improvements, the acquisition of 2620-2630 Fountain View, repayment of debt, scheduled principal and interest payments on debt, and payment of operational expenses.

Net cash provided by operating activities amounted to $1,089,000 for the nine months ended September 30, 2010.  The net cash represented $1,884,000 used in property operations, offset by a net change in operating assets and liabilities of $2,973,000.  The net cash provided by operating activities included an increase in accounts payable of $3,290,000 for the nine months ended September 30, 2010.  Net cash used in operating activities amounted to $578,000 for the nine months ended September 30, 2009.  The net cash represented $93,000 used in property operations and a net change in operating assets and liabilities of $485,000.

Net cash provided by investing activities amounted to $6,335,000 for the nine months ended September 30, 2010.  This amount was primarily comprised of proceeds of $10,166,000 received from the sale of 5850 San Felipe, reduced by funds used for capital improvements, primarily tenant improvements, of $3,281,000 and funds used for real estate acquisitions of $317,000.  Net cash used in investing activities amounted to $826,000 for the nine months ended September 30, 2009.  Cash of $1,785,000 was used for capital expenditures, primarily tenant improvements.  The Company received insurance proceeds of $2,700,000 related to its hurricane and fire claims and paid $1,741,000 for damages related to the hurricane and fire.

Net cash used in financing activities amounted to $6,873,000 for the nine months ended September 30, 2010.  This amount was primarily comprised of debt repayment on the sale of 5850 San Felipe of $5,067,000, the repayment of borrowings of $1,260,000, scheduled principal payments on debt of $3,361,000, repurchase of preferred partnership interest of $1,785,000, dividend payments to preferred stockholders of $225,000 and distributions to non-controlling interests of $335,000.  This amount was partially offset by new borrowings of $5,180,000.  Net cash provided by financing activities amounted to $1,286,000 for the nine months ended September 30, 2009.  This amount consisted of new borrowings of $3,105,000 and proceeds from the sale of consolidated partnership interests of $4,000,000.  The amount was partially offset by repayment of borrowings of $3,524,000 and scheduled principal payments on debt of $2,215,000.

The current credit crisis, related turmoil in the global financial system and the downturn in the United States economy has had an adverse impact on the Company’s liquidity and capital resources.  The credit crisis and the downturn in the economy has adversely affected the Company’s business in a number of ways, including effects on its ability to fund operating deficits of selected properties, to obtain new mortgages, to refinance current debt and to sell properties.

The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds were used to repurchase the non-controlling interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.

The Company needs to generate cash to meet its current liquidity requirements.  As of September 30, 2010, accounts payable over 90 days totaled $7,678,922,  which were related to Hurricane Ike expenses, the 2010 Evergreen and other management contract acquisition and other business development costs.  This increase in accounts payable was also exacerbated by loss of rental income caused by Hurricane Ike, The Company has recently made demand to its insurance carrier for approximately $6,000,000  in lost rental income as well as the demand for the other damages caused by Ike as referenced in Note 13 of the Company’s Accompanying Consolidated Financial Statements.  The Company intends to meet these obligations from proceeds from planned property sales, borrowing activities and a preferred equity offering.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

The Company has six mortgage loans that are in default due to non-payment of scheduled monthly debt service.  The principal balance of these loans totaled approximately $27,400,000 with delinquent payments approximating $500,000 as of September 30, 2010.  Of these six mortgages, the Company elected not to pay current the notes as the unpaid balances of the six mortgages exceeded the book value of the properties covered by the mortgages.  The loans are secured by real estate assets that currently have operating deficits.  The Company elected not to make the payments but intends to enter into negotiations with the lenders on these loans or to bring the loans current.  There can be no assurance, however, that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful.  The Company has evaluated the impairment related to the long-lived assets of the properties secured by these loans and has determined that these delinquent loans are not material to the financial condition of the Company based on the current book values of the long-lived assets.  Also relevant is the fact that each of the properties are held by a special purpose entity and the mortgages are non recourse.

The Company has loans totaling $43,051,000 maturing over the next twelve months.  Two of the loans, with balances totaling $22,362,000, are matured.  The Company is currently negotiating maturity extensions on these two loans with the lenders and believes that the extensions will be granted.  The extensions could require principal pay-downs on the debt.

Most of the Company’s mortgage debt is not cross-collateralized.  The Company has four mortgage loans that are cross-collateralized by a second property.   It is common for the Company to serve as a guarantor and/or indemnitor on its mortgage debt.  Because of uncertainties caused by the current credit crisis, the Company’s current debt level and the Company’s historical losses there can be no assurances as to the Company’s ability to obtain funds necessary for the refinancing of its maturing debts.  If refinancing transactions are not consummated, the Company will seek extensions and/or modifications from existing lenders.  If these refinancings or extensions do not occur, the Company will not have sufficient cash to meet its obligations.

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

Reference is made to reports filed September 15, 2010 and September 16, 2010 on Form 8-K with respect to certain forward-looking statements.

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

The following table sets forth the Company’s calculation of FFO for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss attributable to the Company	$(3,879)	$(6,496)
Preferred stock dividends	180	180
Depreciation and amortization from discontinued operations	-	341
Gain from sale of discontinued operations	(4,315)	-
Deferred income tax benefit	(2,952)	(3,933)
Net loss attributable to noncontrolling interests	(1,504)	(856)
Depreciation and amortization	10,757	10,951
FFO	$(1,713)	$187

The decrease in FFO for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was in large part attributable to the Evergreen acquisition, costs associated with the acquisition of 2620-2630 Fountain View and other business development costs.

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

ITEM 4T.  CONTROLS AND PROCEDURE

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

There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

AMERICAN SPECTRUM REALTY, INC.

Date: November 11, 2010	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2010	By:	/s/ G. Anthony Eppolito
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