Form 10-K
period 2010-12-31
AMERICAN SPECTRUM REALTY INC
filed 2011-03-31
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

As of June 30, 2010, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18,885,819. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,322,876 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

As of March 31, 2011, 2,966,294 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in connection with the Registrant’s 2011 stockholder’s meeting, which will be filed on or before April 30, 2011.

i

PART I

NOTE ABOUT FORWARD LOOKING STATEMENTS

Certain statements either contained in or incorporated by reference into this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “believes,” “plans,” “anticipates,” “projects,” “estimates,” “expects,” “intends,” “strategy,” “future,” “opportunity,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report in the sections entitled “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). The reader is cautioned not to unduly rely on these forward-looking statements. We expressly disclaim any intent or obligation to update or revise publicly these forward-looking statements except as required by law.

ITEM 1. BUSINESS

General

We provide comprehensive integrated real estate solutions for our own property portfolio (properties in which we own a controlling interest) and the portfolios of our third party clients (variable interest entities) (VIE’s). We own and manage commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States. American Spectrum Realty, Inc. was incorporated in Maryland in August of 2000.

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at December 31, 2010. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, except as noted below, the Operating Partnership units that are not held by us (approximately 35% of the outstanding units) are exchangeable for either common stock on a two-to-one basis or cash equal to the value of such stock at our sole discretion.

We refer to ourselves throughout this report as the “the Company” or “ASR”.

Corporate Background

Our principal offices are located at 2401 Fountain View, Suite 510, Houston, Texas 77057 and our telephone number is (713) 706-6200. Our Annual Reports on Form 10-K, as well as our Code of Ethics, Corporate Governance Guidelines, and Audit Committee, Compensation Committee and Nominating Committee Charters are available through our website, www.americanspectrum.com, under the “Investor Relations” section, free of charge. Our filings with the Securities and Exchange Commission, or SEC, are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.sec.gov.

Description of Business

We operate as one segment that encompasses all geographic regions. We provide one group of comprehensive real estate services.

At December 31, 2010, the Company owned 31 properties, which consisted of 23 office properties, five industrial, one retail property, one self-storage facility and one parcel of land. The properties are located in four geographic regions in five states.

We deliver integrated property, facility, asset, business and engineering management services to a host of third party clients as well as to our own properties. We offer customized programs that focus on tenant retention through cost-efficient operations.

We manage a comprehensive range of properties that include commercial, industrial, self storage, student and assisted living facilities and residential income-properties.

We are committed to expanding the scope of products and services offered. We believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. During 2010, we expanded the number of third party properties that we managed.

We maintained our existing relationship with the 688,000 square feet of third party properties in Texas. We significantly expanded our management contract portfolio during the year by purchasing property and asset management contracts. Please see Item 8 — Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities for information regarding our property management assets acquired.

We have a management presence in approximately 22 states.

Growth Strategy

We intend to grow our portfolio of owned properties through opportunistic investments in well-located properties where cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We may invest in real estate, or interests in real estate, located anywhere in the United States; however, we currently plan to focus our investments in the approximately 22 states in which we already have a presence. Similarly, we may invest in any type of real estate or interest in real estate, including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage.

We believe the current United States real estate market provides us with an unprecedented opportunity to acquire interests in or ownership of undervalued and undermanaged properties. We believe there are many properties currently priced below their replacement costs. We believe that our presence in approximately 22 states, coupled with our local market knowledge and management expertise will allow us to capitalize on this opportunity in the near future. Please see Item 8 — Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities for information regarding our property management assets acquired, our properties acquired and disposed of.

Industry and Competition

The availability of real estate financing has greatly diminished over the past few years as a result of the global credit crisis and overall decline in the real estate market. These events have had an adverse impact on our liquidity and capital resources. These economic conditions have increased the complexity in obtaining real estate loans, as well as, reduced the number of loans available to finance new real estate opportunities and refinance existing real estate. It has also increased the time and marketing costs necessary to sell properties.

We face competition from other regional and national service providers. Many of our competitors are local or regional firms that are similarly sized; some competitors are substantially larger than we are on a local, regional, national and/or international basis. In most of the markets we do business in, investors both institutional and private and developers of properties compete vigorously for the acquisition, development and leasing of space. Many of these competitors have greater resources and more experience than we do.

Employees

As of December 31, 2010, the Company employed a total of 219 individuals, compared to 49 at December 31, 2009, many of whom were added during 2010 in connection with the Company’s increase in the third party management business. See Item 8 — Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities.

Environmental Matters

Federal, state and local laws and regulations impose environmental restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as the willingness of mortgage lenders to provide financing, with respect to some properties. These laws and regulations could cause transactions that we are involved in to be delayed or abandoned as a result of these restrictions. In addition, if we fail to disclose known environmental concerns in connection with a real estate transaction we may be subject to liability.

We generally undertake a third party Phase I investigation of potential environmental risks when evaluating an acquisition. A Phase I investigation is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A Phase I investigation does not typically include any sampling. We may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. In addition, an increasing number of federal, state, local and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, we could be held liable as an operator for any such contamination or discharges; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. We could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that we manage. Insurance for such matters may not always be available, or sufficient to cover our losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs to comply and could potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results in 2010, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our business.

ITEM 1A. RISK FACTORS

Risks Related to Our Business in General

The ongoing downturn in the general economy and the real estate market has negatively impacted and could continue to negatively impact our business and financial results.

Periods of economic slowdown or recession, significantly reduced access to credit, declining employment levels, decreasing demand for real estate, declining real estate values or the perception that any of these events may occur, can reduce transaction volumes or demand for our services. The current recession and the downturn in the real estate market have resulted in and may continue to result in:

•	a decline in acquisition, disposition and leasing activity;
•	a decline in the supply of capital invested in commercial and residential real estate; and
•	a decline in the value of real estate and in rental rates, which would cause us to realize lower revenue from:
—	property management and transaction fees, which in certain cases are calculated as a percentage of the revenue of the property under management; and
—	rental revenue, respectively.

The declining real estate market in the United States, the availability and cost of credit, increased unemployment, volatile oil prices, declining consumer confidence and the instability of United States banking and financial institutions, have contributed to increased volatility, an overall economic slowdown and diminished expectations for the economy and markets going forward. The fragile state of the credit markets, the fear of a global recession for an extended period and the current economic environment have impacted real estate services and management firms like ours through reduced transaction volumes, falling transaction values, lower real estate valuations, liquidity restrictions, market volatility, and the loss of consumer confidence.

Due to the economic downturn, it may take us longer to sell real estate assets and investments and the selling prices may be lower than originally anticipated. In addition, the performance of certain properties in our management portfolio may be negatively impacted, which would likewise affect our fees. As a result, the carrying value of certain of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values.

We are not able to predict the severity or duration of the current adverse economic environment or the disruption in the financial markets. The real estate market tends to be cyclical and related to the condition of the overall economy and to the perceptions of investors, developers and other market participants as to the economic outlook. The ongoing downturn in the general economy and the real estate market has negatively impacted and could continue to negatively impact our business and our results of operations.

The ongoing adverse conditions in the credit markets and the risk of continued market deterioration have adversely affected our revenues, expenses and operating results and may continue to do so.

We are sensitive to credit cost and availability as well as market place liquidity. We anticipate needing to borrow funds to meet our operating cash flow needs. In addition, the revenues in our business are dependent to some extent on overall volume of activity and pricing in the real estate market. In 2009 and 2010, the credit markets experienced an unprecedented level of disruption and uncertainty. This disruption and uncertainty has reduced the availability and significantly increased the cost of most sources of funding. In certain cases, sources of funding have been eliminated.

Disruptions in the credit markets have adversely affected, and may continue to adversely affect, our business of providing services to owners, purchasers, sellers, investors and occupants of real estate in connection with acquisitions, dispositions and leasing of real property. If we and/or our clients are unable to obtain credit on favorable terms, there will be fewer completed acquisitions, dispositions and leases of property. In addition, if purchasers of real estate are not able to obtain favorable financing resulting in a lack of disposition opportunities for funds, our property management fee revenues will decline and we may also experience losses on real estate held for investment.

The recent decline in real estate values and the inability to obtain financing has either eliminated or severely reduced the availability of our historical funding sources and to the extent credit remains available, it is currently more expensive. We may not be able to continue to access sources of funding for our needs, or, if sources are available to us, those sources may not be available with favorable terms. Any decision by lenders to make additional funds available to us in the future for our operational or investment needs will depend upon a number of factors, such as industry and market trends in our business, the lenders’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

The depth and duration of the current credit market and liquidity disruptions are impossible to predict. In fact, the magnitude of the recent credit market disruption has exceeded the expectations of most if not all market participants. This uncertainty limits our ability to develop future business plans and we believe that it limits the ability of other participants in the credit markets and the real estate markets to do so as well. This uncertainty may lead market participants to act more conservatively than in recent history, which may continue to depress demand and pricing in our markets.

Our ability to access credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

There can be no assurances that our anticipated cash flow from operations will be sufficient to meet all of our cash requirements. We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges. We have historically relied upon access to the credit markets from time to time as a source of liquidity for portions of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the United States and other countries may increase our cost of borrowing or adversely affect our ability to access sources of capital. These disruptions include turmoil in the financial services and real estate industries, including substantial uncertainty surrounding particular lending institutions, and general economic downturns. If we are unable to access credit at competitive rates or at all, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

We are in a highly competitive business with numerous competitors; some competitors may have greater financial and operational resources than we do.

We compete in a variety of service disciplines within the real estate industry. Each of these areas is highly competitive on a national as well as on a regional and local level. We face competition not only from national real estate service providers, but also from global real estate service providers and boutique real estate firms. Depending on the service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. We are also subject to competition from other large national firms and from multi-national firms that have similar service competencies to us. Although many of our competitors are local or regional firms that are similarly sized, many of our competitors are substantially larger than us on a local, regional, national or international basis. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our business or on an overall basis, or to maintain current fee levels, or maintain or increase our market share.

As a service-oriented company, we depend upon the retention of senior management and key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business.

Our success is dependent upon our ability to retain our executive officers and other key employees and to attract and retain highly skilled personnel. We believe that our future success in developing our business and maintaining a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled executive, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We use equity incentives to attract and retain our key personnel. Poor performance of our stock may diminish our ability to offer attractive incentive awards to new hires. Our failure to recruit and retain necessary executive, managerial, sales, marketing and customer service personnel could harm our business and our ability to obtain new customers.

If we fail to manage any future growth effectively, we may experience a material adverse effect on our financial condition and results of operations.

The future integration of acquisitions and additional growth may place a significant strain upon management, administrative, operational and financial infrastructure. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage additional executive officers and new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. Additionally, managing future growth may be difficult due to the new geographic locations and service offerings. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Property Management

If the properties that we manage fail to perform, then our business and results of operations could be harmed.

Our success partially depends upon the performance of the properties we manage. We could be adversely affected by the nonperformance of, or the deteriorating financial condition of, certain of our clients. The revenue we generate from our property management fees is generally a percentage of aggregate rent collections from the properties. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

•	our ability to attract and retain creditworthy tenants;
•	the magnitude of defaults by tenants under their respective leases;
•	our ability to control operating expenses;
•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;
•	various uninsurable risks;
•	financial condition of certain clients;
•	financial conditions prevailing generally and in the areas in which these properties are located;
•	the nature and extent of competitive properties; and
•	the general real estate market.

These or other factors may negatively impact the properties that we manage, which could have a material adverse effect on our business and results of operations.

We may have liabilities in connection with property and facilities management activities.

We could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our statutory obligations as a broker.

In addition, with regard to our property and facilities management services, we hire and supervise third party contractors to provide construction and engineering services for our properties and our third party clients properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of property and facilities management litigation could have a material adverse effect on our business, financial condition and results of operations.

Third party management contracts can be terminated. Loss of a significant number of contracts and fees could have a material adverse effect on our business, results of operations and financial condition.

Environmental regulations may adversely impact our business and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental restrictions, use controls, and disclosure obligations which impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may adversely affect our results of operations and financial condition. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer or lessee of property.

In addition, in our role as a property manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. We could also be held liable for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties we manage. Insurance for such matters may not be available or sufficient.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our cost to comply with the law and potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results or competitive position during fiscal year 2010 or 2009, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our management services fees.

Risks Related to Investment in Properties

There are a variety of risks associated with our acquisition activities.

We intend to continue to consider possible acquisitions of existing properties. We anticipate that we will be financing our acquisitions with debt, lines of credit or other forms of financing. If properties are initially financed with lines of credit there is a risk that permanent financing on these properties might not be available or would be available only on disadvantageous terms. In addition, any projects requiring development are subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new development commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. If permanent debt or equity financing is not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for operations might be adversely affected. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

Properties that we acquire may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We may acquire or develop properties in markets that are new to us. When we acquire or develop properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.

Because real estate investments are generally illiquid, and various factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate.

Real estate investments are relatively illiquid and, therefore, we have limited ability to vary our portfolio quickly in response to changes in economic or other conditions.

Climate change and weather pattern shifts may adversely affect our profitability.

We consider our largest risk related to climate change to be legislative and regulatory changes intended to slow or prevent it, and the potential costs to us to implement these changes. We are also subject to physical risks inherent in owning real property that include but are not limited to; severe weather events such as hurricanes and tornadoes. To the extent that changes in climate effect changes in weather patterns (such as more severe weather events) or changes in sea level where we have properties, we could be adversely affected. To the extent that climate change results in changes in sea level, we would expect such effects to be gradual and amenable to structural mitigation during the useful life of our buildings. However, if this is not the case it is possible that we would be impacted in an adverse way, potentially materially so. We could experience both risks and opportunities as a result of related physical impacts. For example, more extreme weather patterns — namely, a warmer summer or a cooler winter — could increase demand for our properties in areas that are not as adversely impacted as other areas. However, we also could experience more difficult operating conditions in that type of environment. We maintain various types of insurance in amounts we consider appropriate for risks associated with weather events.

Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt which has recourse provisions, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect us. We will generally be liable for any unsatisfied obligations other than non-recourse obligations. We believe that our properties are adequately insured. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

We filed insurance claims related to Hurricane Ike, which affected the greater Houston area in September 2008, and for damage caused by a fire at one of our Houston area properties. Our insurance carrier, ACE American Insurance Company, did not pay these claims. In 2010 we filed a law suit against ACE seeking actual and other damages. See Part I, Item 3 — “Legal Proceedings” below.

Joint venture investments will expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets. Investing in this manner subjects us to certain risks, among them the following:

•	we will not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests;
•	we may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest;
•	our returns on joint venture assets may be adversely affected if the assets are not held for the long-term.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another tenant with comparable needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property. Further, if we are unable to re-let promptly all or a substantial portion of our space or if the rental rates upon such re-letting were significantly lower than expected rates, our revenues and ability to provide cash for our operations would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to meet our operational needs. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Leveraging our portfolio subjects us to increased risk of loss, including loss of properties in the event of a foreclosure.

Our portfolio is highly leveraged. The use of leverage presents an additional element of risk in the event that;

•	the cash flow from lease payments on our properties is insufficient to meet debt obligations;
•	we are unable to refinance our debt obligations as necessary or on as favorable terms; or
•	there is an increase in interest rates.

If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.

Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time. If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected cash distributions for our operating needs, and could result in an increased risk of default on our obligations. See Item 8 — Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our cash flows and our financial condition could be adversely affected. See Item 8 — Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

Other Risks

Certain officers and directors may have interests that conflict with the interests of stockholders.

Certain of our officers and members of our board of directors own operating partnership units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses attributable to the Company of $8.0 million and $8.3 million for the years ended December 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable because we are neither an accelerated filer, a large accelerated filer nor a well known seasoned issuer.

As described in Item 9A, the Company received comments from the Staff of the SEC regarding its accounting for a business combination and treatment of certain interests as variable interest entities. The Company believes that it has responded to all of these comments, but the Staff has not yet indicated that it fully concurs with the response.

ITEM 2. PROPERTIES

The Location and Type of the Company's Owned Properties

The following table sets forth the location, type and size of the properties (by rentable square feet and/or units) along with annualized net rent, rented square feet, occupancy, and rent per square foot owned by us as of December 31, 2010. All properties listed below are encumbered by debt.

State	Property	Type	Total Gross Leasable Area (Square Feet)	Percent of Gross Leasable Area Occupied(1)	Rented Square Feet	Annualized Net Rent(2)	Rent per Square Feet(3)
CA	7700 IRVINE	Office	209,343	81.1%	169,753	5,763,984	33.96
CA	BRISTOL BAY	Office	50,073	96.3%	48,241	1,286,592	26.67
CA	CREEKSIDE Office	Office	47,810	40.8%	19,513	455,952	23.37
CA	PACIFIC SPECTRUM	Office	71,112	77.5%	55,101	927,648	16.84
	Arizona California Region		378,338	77.3%	292,608	8,434,176	28.82
MO	NORTHWEST CORPORATE CENTER II	Office	86,900	86.4%	75,079	1,265,148	16.85
IN	MORENCI PROFESSIONAL PARK	Industrial	105,600	58.0%	61,200	370,776	6.06
	Upper Midwest Region		192,500	70.8%	136,279	1,635,924	12.00
TX	888 WEST SAM HOUSTON PARKWAY	Office	45,841	82.4%	37,793	590,784	15.63
TX	800 WEST SAM HOUSTON PARKWAY	Office	42,735	97.5%	41,660	520,944	12.50
TX	11500 NW FREEWAY	Office	83,004	76.0%	63,064	987,816	15.66
TX	5450 NW CENTRAL	Office	56,290	87.2%	49,106	717,288	14.61
TX	8100 WASHINGTON	Office	44,060	95.6%	42,137	633,576	15.04
TX	8300 BISSONNET	Office	91,060	67.7%	61,620	763,716	12.39
TX	12000 WESTHEIMER	Office	58,041	95.5%	55,433	985,236	17.77
TX	16350 PARK TEN	Office	73,210	81.0%	59,278	1,124,124	18.96
TX	16360 PARK TEN	Office	68,599	83.8%	57,492	1,081,632	18.81
TX	2401 FOUNTAINVIEW	Office	174,860	94.0%	164,318	3,821,472	23.26
TX	2470 GRAY FALLS DRIVE	Office	41,273	91.2%	37,643	587,400	15.60
TX	2855 MANGUM	Office	72,054	87.5%	63,016	895,356	14.21
TX	6677 NORTH GESSNER	Office	93,912	100.0%	93,912	849,996	9.05
TX	1501 MOCKINGBIRD	Office	70,255	92.8%	65,169	929,028	14.26
TX	6420 RICHMOND ATRIUM	Office	77,328	78.6%	60,800	935,100	15.38
TX	6430 RICHMOND ATRIUM	Office	44,884	82.8%	37,158	544,380	14.65
TX	FOUNTAINVIEW PLACE I & II	Office	175,875	88.6%	155,739	2,472,468	15.88
TX	2620 – 2630 FOUNTAINVIEW	Office	124,403	79.5%	98,923	1,350,132	13.65
TX	8 CENTRE	Industrial	48,000	84.5%	40,560	420,720	10.37
TX	WINDROSE	Retail	28,000	43.3%	12,115	230,076	18.99
TX	BELTWAY INDUSTRIAL	Industrial	389,720	95.7%	373,120	2,130,360	5.71
TX	SOUTHWEST POINTE	Industrial	101,269	77.6%	78,587	638,124	8.12
TX	TECHNOLOGY	Industrial	118,413	0.0%	—	—	—
TX	SABO ROAD	Self Storage	57,850	81.8%	47,345	465,408	9.83
	Texas Region Total		2,180,936	82.3%	1,795,988	23,675,136	13.18
	Total/Weighted Average		2,751,774	80.9%	2,224,875	33,745,236	15.17

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2010.
(2)	Represents base rent at December 31, 2010 for occupied square footage.
(3)	Represents annualized net rent divided by rented square feet.

For the year ended December 31, 2010, no tenant contributed 10% or more of the total rental revenue of the Company. A complete listing of properties owned by the Company at December 31, 2010, is included as part of Schedule III in Item 15.

Lease Expirations

The following table sets forth, for the periods specified, the number of expiring leases by property category, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases for ASR owned properties excluding the consolidated variable interest entities (VIE’s). See Item 8 — Consolidated Financial Statements — Note 3. Variable Interest Entities.

LEASE EXPIRATIONS

Expiration year(2)	Number of expiring leases	Rented square footage subject to expiring leases(3)	Annual base rent under expiring leases (in thousands)(4)	Percentage of total annual base rent represented by expiring leases(1)
For Office Properties
2011	532	575,547	$10,787	38%
2012	166	286,640	5,399	19%
2013	89	280,758	4,989	18%
2014	49	229,461	3,184	11%
2015	24	160,133	3,249	11%
thereafter	14	94,482	696	2%
	874	1,627,021	$28,304	100%
For Industrial Properties
2011	75	271,711	$2,021	57%
2012	20	90,126	671	19%
2013	24	79,253	382	11%
2014	9	48,561	336	9%
2015	5	61,442	153	4%
thereafter	1	4,000	—	0%
	134	555,093	$3,563	100%
For Retail Property
2013	1	6,000	$114	50%
2015	1	6,115	116	50%
thereafter	—	—	—	0%
	2	12,115	$230	100%
For Self-Storage Property
2011	374	47,345	$350	100%
thereafter	—	—	—	0%
	374	47,345	$350	100%

Footnotes

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	2011 includes leases that have initial terms of less than one year.
(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).
(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2010, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2010 rents.

Office Properties

At December 31 2010, we owned twenty-three office properties with total rentable square footage of 1,902,922. The office properties range in size from 41,273 square feet to 209,373 square feet, and have remaining lease terms ranging from less than one to 10 years.

The office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2010, the weighted average occupancy of the office properties was 85%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2010, was $18.16.

Industrial Properties

At December 31, 2010, we owned five industrial properties aggregating 763,002 square feet. The industrial properties are primarily designed for warehouse, distribution and light manufacturing usage and range in size from 48,000 square feet to 389,720 square feet. As of December 31, 2010, multiple tenants occupied all five of the industrial properties. As of December 31, 2010, the weighted average occupancy of the industrial properties was 73%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2010, was $6.43.

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

Retail Property

At December 31, 2010, we owned one retail property in Houston, Texas with rentable square footage of 28,000. There are two tenants in this property, each occupying approximately 6,000 square feet with four year lease terms. The lease requires the tenant to reimburse us for increases in certain building operating costs over a base amount. As of December 31, 2010, the occupancy of the retail property was 43%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2010, was $18.99.

Self-Storage Property

At December 31, 2010, we owned one self-storage property aggregating 57,850 square feet. The self-storage properties are primarily month-to-month lease terms. As of December 31, 2010, the weighted average occupancy of the self-storage properties was 82%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2010, was $8.92.

Development Land

The Company owns an 11.86 acre parcel of land in Houston, Texas. The land is adjacent to an industrial property owned by the Company and is held for future development.

ITEM 3. LEGAL PROCEEDINGS

We made a claim under our insurance policy for damage to twenty of our buildings in Houston caused by Hurricane Ike in 2008. In March 2010, the insurance carrier filed a lawsuit against us in Pennsylvania seeking a declaratory judgment that the carrier owes nothing more than it has already paid under the policy. We have filed counterclaims against the insurance carrier. The total claims made by us for property damages, business interruption, bad faith damages, violations of the Texas Insurance Code, interest and attorneys' fees exceeds $50 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims. In January 2011, a one day mediation was held with respect to the lawsuit and both parties agreed to continue the mediation at a future date. No trial date has been set for this lawsuit. The Company can make no prediction as to the result of such litigation.

On March 2, 2011, the Company filed an action against Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units (which would be redeemable by Evergreen after June 30, 2011 for a number of shares of the Company's common stock (or, at the Company’s option, the cash equivelant) equal to the quotient obtained by dividing $8.0 million by the greater of the Company's share price or net asset value as of December 31, 2010. In its action, the Company is alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and is seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to the Company payments of at least $578,000 which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. The Company has subsequently paid all amounts due and payable under the note and therefore disputes the claim, denies that is obligated under the note and has itself filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

Evergreen has not answered the Company's complaint, and the Company cannot give an assurance that it will obtain the declaration or the damages that it seeks. See Item 8 — Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities for information relating to the acquisition of Evergreen and Note 15 — Subsequent Events.

Certain other claims and lawsuits have arisen against the Company in its normal course of business, including lawsuits by creditors with respect to past due accounts payable. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submission of matter to a vote of security holders during the quarter ended December 31, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the NYSE Amex under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the NYSE Amex.

	High	Low
Year Ended December 31, 2010
First Quarter	$11.56	$9.12
Second Quarter	$14.50	$7.90
Third Quarter	$14.05	$10.00
Fourth Quarter	$18.59	$12.25
Year Ended December 31, 2009
First Quarter	$12.35	$8.50
Second Quarter	$11.00	$8.50
Third Quarter	$11.38	$6.35
Fourth Quarter	$11.20	$7.75

As of February 28, 2011, there were approximately 2,775 holders of record of our common stock.

Stock Split

Pursuant to a 2-for-1 stock split effective May 10, 2010, shareholders of record as of the end of business on April 30, 2010 received an additional share of stock for every share they held. Share and per share data and the OP Unit exchange ratio in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock split.

Dividend Policy

Common Stock

Cash dividends were last declared to holders of the Company’s Common Stock in 2003.

The Company’s Board of Directors has a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of dividends on Common Stock.

Preferred Stock

Series A Preferred Stock holders are entitled to cumulative dividends at a rate of 15% per year. These dividends are payable quarterly. The Company has paid $240,000 in dividends during each of the years ended December 31, 2010 and 2009, respectively. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plan

See the information incorporated by reference into Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report for information regarding securities authorized for issuance under our equity compensation plans.

During the years ended December 31, 2010 and 2009 we issued 28,500 and 11,500 shares of restricted stock to certain employees and board members, respectively, under our equity compensation plan. The recipient has the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to five years. The issuances of Common Stock were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of ours purchased any of our equity securities during the year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of American Spectrum Realty, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”).

Business Overview

We provide comprehensive integrated real estate solutions for our own property portfolio and the portfolios of our third party clients. We own and manage; commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at December 31, 2010. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

—	An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients; coupled with,
—	Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts.

Financial Operations Overview

Revenues:

Rental Revenues of ASR-owned properties.  We derive our rental revenues from our tenants that occupy space in our portfolio of owned properties. There are three key drivers to our rental revenue;

1.	Occupancy in ASR-owned properties — Our rental revenues are dependent on our ability to lease the spaces we own to quality tenants. Our initiatives to reduce vacancy in our owned properties have resulted in about the same weighted average occupancy rates in 2010 as compared to 2009.

	Weighted Average Occupancy as of December 31,
Property Type	2010	2009
Office properties	85%	88%
Industrial properties	73%	70%
Retail property	43%	21%
Self-storage property	82%	N/A
Weighted average	81%	82%

2.	Rental rates related to ASR-owned properties — Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Weighted Average Base Rent per occupied square foot as of December 31,
Property Type	2010	2009
Office properties	$18.16	$17.92
Industrial properties	$6.43	$6.35
Retail property	$18.99	$20.00
Self-storage property	$8.92	N/A
3.	Tenant retention in ASR-owned properties — Retaining existing tenants is essential, as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. We believe in providing superior customer service; hiring, training, retaining and empowering our employees. We strive to create an environment of open communication both internally and externally with our customers.

Third party management and leasing revenue.  We derive these revenues from the fees charged to our third party clients for such management services, tenant acquisition fees, leasing fees and loan advisory fees for arranging financing related to properties under management. When and if our third party client elects to sell the property we manage for them, we will receive transaction fees and commissions relating to the sale of the property. Our same core skill set that influences our rental income also drives our third party client revenue. Many of the fees we charge our third party clients are linked to occupancy, rental rates and customer retention.

Expenses:

Property operating expenses.  Property operating expenses consist primarily of property taxes, insurance, repairs and maintenance, personnel costs and building service contracts.

General and administrative expenses.  General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, professional fees including audit and investor relations.

Depreciation and amortization expenses.  Depreciation and amortization expenses consist primarily of depreciation associated with our real estate held for investment, depreciation of additional capital improvements and the amortization of lease costs associated with owned properties.

Interest expenses.  Interest expenses consist primarily of the interest we owe to our creditors for debt associated with our owned properties.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Variable Interest Entity accounting;
•	Business combinations;
•	Investment in real estate assets;
•	Purchase price allocation of real estate acquired;
•	Discontinued operations;
•	Sales of real estate assets;
•	Fair value measurements;
•	Impairment of assets; and
•	Income taxes.

Variable Interest Entity Accounting

We have many relationships with many different types of entities; some of those entities are Variable Interest Entities (VIEs). We consolidate any VIE for which we are the primary beneficiary. In accordance with the requirements of the Consolidation Topic, we analyze our variable interests, including equity investments, guarantees, management agreements and advances, to determine if an entity in which we have a variable interest is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the estimated future cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including decision-making ability and relevant financial agreements. All of these factors are highly subjective and require significant judgment on the part of management.

Business Combinations

The Company applies the provisions of FASB ASC Topic 805 to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. These provisions require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and require expensing of most transaction and restructuring costs. The Company determines whether acquisitions should be accounted for as a business combination. This policy applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights.

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.

Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships. The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to below market lease values are included in accrued and other liabilities in the accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Discontinued Operations

The Company classifies assets as held for sale when management a) approves the action and commits to a plan to sell the asset(s); b) the asset(s) are available for immediate sale in its present condition customary for sales of those types of assets; c) an active program to locate a buyer and other actions required to complete the plan to sell the asset(s) have been initiated; d) the sale of the asset(s) is probable, and transfer of the asset(s) is expected to within one year; e) the asset(s) is being actively marketed for sale at a price that is reasonable in relation to its current fair value and; f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

At the time a property is held for sale, the property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, no depreciation or amortization of tenant origination cost is recorded for a property classified as held for sale. The Company classifies operating properties as properties held for sale in the period in which all of the required criteria are met.

The Company reports, for both current and prior periods, the assets, liabilities and results of operations of any component of the Company which has either been disposed of, or is classified as held for sale, as discontinued operations. In instances when a company expects to have significant continuing involvement in the component beyond the date of sale, the operations of the component instead continue to be fully recorded within the continuing operations of our books through the date of sale. The Company records any results of operations related to our real estate held for sale as discontinued operations only when we expect not to have significant continuing involvement in the real estate after the date of sale.

Sales of Real Estate Assets

Gains on property sales are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. A fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability

(other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Impairment of Assets

Rental properties and intangibles are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. The Company assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we considered are: that future anticipated property sales will produce more than enough taxable income to realize the deferred tax asset; taxable income projections in future years; and whether the carryforward period is so brief that it would limit realization of tax benefits.

We have incurred taxable losses for each of the two years ended December 31, 2010 and 2009. Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. A property was sold during 2010 and a profit of $4.3 million was realized on that sale. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2010 and 2009, no valuation allowance has been recorded. See Item 8 — Consolidated Financial Statements Note 15. Subsequent Events for additional information on the pending sale of a property.

RESULTS OF OPERATIONS

Revenues by Period

The following table sets forth revenues for the fiscal years ending 2010 and 2009, and the percentage change between periods.

	Years Ended December 31,
	2010	2009	% Change
	(in thousands except percentages)
Rental revenue	$51,627	$33,018	56%
Third-party management and leasing revenue	$3,742	$239	1466%

The changes in revenues during 2010 as compared to 2009 were primarily due to the following:

•	Rental revenue for the year ended 2010 increased by $18.6 million, or 56%, in comparison to the year ended December 31, 2009. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $20.0 million. Rental revenue for owned properties decreased by approximately $1.4 million principally due to an increase in rent concessions. The decrease in rental revenue for owned properties was also attributable to a decrease in occupancy. The weighted average occupancy of the Company’s owned properties decreased from 82% at December 31, 2009 to 81% at December 31, 2010.
•	The increased third party management and leasing revenue was directly related to our acquisition of property management and asset management contracts. See Item 8. Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities for additional details regarding our purchase of these assets.

We expect rental revenues to remain relatively flat with respect to ASR wholly owned properties in the next year for our existing square footage. If we are able to acquire properties in the next year we will experience in-organic growth of our rental revenues. We anticipate seeing continued growth in our third party management and transaction revenues as we retain our clients and add additional clients to our portfolio.

Operating Expenses by Period

The following table sets forth expenses for the fiscal years ending 2010 and 2009, and the percentage change between periods.

	Years Ended December 31,
	2010	2009	% Change
	(in thousands except percentages)
Property operating expense	$21,542	$15,837	36%
General and administrative	9,659	4,572	111%
Depreciation and amortization	23,807	14,704	62%
Interest expense	21,840	13,307	64%
Impairment expense	3,387	—	N/A
	$80,235	$48,420	66%

The changes in operating expenses during 2010 as compared to 2009 were primarily due to the following:

•	Property operating expenses increased by approximately $5.5 million due to consolidation of VIE’s and remained relatively flat relating to ASR owned properties as we continued to seek reductions in our assessed values for property tax purposes but had those reductions offset by a slight increase in expenses.

•	General and administrative expenses increased significantly during 2010 relating to the additional head count needed to service our third party clients. We also had increased legal fees and professional fees relating not only to our litigation against our insurance company (see Part I Item 3), but also relating to our acquisition of property and the property management and asset management contracts (see Item 8 — Consolidated Financial Statements — Note 2. Acquisition and Disposition Activities).
•	Depreciation and amortization increased by approximately $8.5 million as a result of our VIE’s, with the additional increase resulting from additional improvements being capitalized and certain intangible assets acquired being depreciated.
•	Interest expense increased due to the increase in notes payable owed by us and our consolidated VIE’s.
•	Impairment expense relates to certain management contracts with entities/properties that were either terminated or their fair value was determined to be lower than book value. See Item 8 Consolidated Financial Statements — Note 2. Acquisitions and Disposition Activities for more information on impairment charges.

All of our expenses are significantly influenced by acquisition activity. We continue to be committed to our philosophy of opportunistic yet disciplined acquisitions of both real estate and asset management contracts to provide for both organic and in-organic growth. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and our third party clients currently being serviced at December 31, 2010.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the fiscal years ending 2010 and 2009, and the percentage change between periods.

	Years Ended December 31,
	2010	2009	% Change
	(in thousands except percentages)
Interest and other income	$274	$40	585%
Deferred income tax benefit	6,749	5,631	20%
Discontinued operations	2,847	190	1398%
Non-controlling interests	6,959	1,030	576%
	$16,829	$6,891	144%

The changes in other income statement items during 2010 as compared to 2009 were primarily due to the following:

•	Deferred income tax benefit was increased by the amount of benefit we anticipate potentially realizing in future periods as a result of this year’s net loss.
•	Discontinued operations reflected the sale of our property at 5850 San Felipe.
•	Non-controlling interests consist of:
1.	Operating partnership unit holders other than the company,
2.	The non-controlling interests held by our VIE’s; and
3.	Until it was sold in September of 2009, 49% interest in two income producing properties held by our single purpose limited partnership.

We have not elected to be treated as a REIT for federal income tax purposes, but we intend to consider making such an election and may decide to do so in the future if we believe it will be advantageous to do so. If we were to be treated as a REIT, we would not be subject to federal corporate income tax. In order to be able to make this election, we would need to qualify under various tests relating to the nature of our assts and the level of distribution of our income. We would also not be able to qualify as a REIT if fewer than five individuals are deemed to own more than 50% of our shares. Based on our share ownership structure at December 31, 2010, we would need to issue additional shares or some of our principal stockholders would need to reduce their ownership to meet the 50% qualification parameter.

We anticipate continuing to offer certain properties for sale and currently have a property on the market. We can make no guarantees as to the timing of the sale of any of our properties or the cash that we will be able to receive as a result of those sales. See Item 8 Consolidated Financial Statements — Note 15. Subsequent Events.

LIQUIDITY AND CAPITAL RESOURCES

Current and historic sources of cash for the company:

—	rent payments
—	management fees
—	transaction fees
—	proceeds from the sale of assets
—	proceeds from borrowing money
—	proceeds from equity placements

Current and historic uses of cash:

—	debt service payments
—	personnel costs
—	building maintenance costs
—	property improvements
—	property taxes
—	cash needed to acquire assets

We believe that we will have adequate cash to meet our needs based on our anticipated cash derived from revenues and the sale of one of our properties, less the anticipated cash we will need to service our operating costs, debt and capital expenditures that we anticipate. We can make no guarantees as to the timing of the sale of our property that we are projecting in 2011. If we are unable to sell this property, we will need to look to a combination of cost-cutting measures and additional debt and or equity to cover the potential shortfall in cash.

We have approximately 982 leases expiring in various periods over the next calendar year. Self-storage leases account for approximately 374 of these leases and are typically month to month in duration. Our rental revenue projections could be impacted if we are not capable of maintaining the high occupancy rates (82% for self-storage) in 2011 that we enjoyed in 2010. This type of property, however, accounts for the lowest per square foot average rent of all the property types we have in our portfolio.

We anticipate seeing continued growth in our third party management and transaction revenues as we retain our clients and add additional clients to our portfolio. Transaction fees such as tenant acquisition fees, leasing fees and loan advisory fees for arranging financing related to properties under management, and fees and commissions relating to the sale of third party client properties, are all when-and-if-they-occur revenue streams. We can make no guarantee that there will not be some variability in the amounts and timing of amounts related to our transaction fees.

We may continue to acquire additional properties and management contracts based on information that leads us to believe the assets will produce cash and income. Acquisitions entail risks that investments will fail to perform in accordance with expectations. If this is the case we may need to seek additional funding to help us meet our operational cash flow needs. We cannot guarantee that such funds will be available to us to meet our short-term or long-term operational cash needs at competitive rates or at all.

We have elected not to service debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages. Additionally, we are in default on a note payable for another property with an outstanding balance $17.2 million at December 31, 2010 as the maturity date has lapsed without pay off. We are actively negotiating with the lenders; there can be no assurance, however, that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The loans are secured only by the real estate assets. Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are non recourse. All of notes in which we have elected to forego servicing the debt have payment acceleration clauses contained within the notes and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. See Item 8 —  Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

In addition to the $45 million in notes payable discussed in the above paragraph, we have $63 million in notes payable maturing in 2011 and 2012. We are actively negotiating with our lenders for modifications of the maturities associated with this debt. We are also currently seeking refinancing alternatives in addition to modifications from the original lenders. We can make no guarantees that we will be successful in our negotiations or efforts to refinance.

We need to generate cash to meet our current liquidity requirements. The Company currently has accounts payable over 90 days totaling $8.4 million. These payables in large part relate to damages resulting from Hurricane Ike in 2008, the 2010 acquisitions and tenant improvements, and leasing costs associated with ASR owned properties. We have made demand to our insurance carrier for $50 million in property damages, business interruptions and other expenses caused by Hurricane Ike. See Part I — Item 3 — Legal Proceedings. We intend to meet these obligations by selling one or more of our properties or through borrowing activities or a combination of those two. See Item 8 — Consolidated Financial Statements — Note 15. Subsequent Events for information regarding our properties in the process of being sold. We can make no guarantees that we will be successful in our efforts to meet these obligations.

Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross collateralized by a second property.

Because of uncertainties caused by the current credit crisis, our current debt level and our historic losses, there can be no assurance as to our ability to obtain the funds necessary for the refinancing of our maturing debts. If refinancing transactions are not consummated, we will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, we will not have sufficient cash to meet our obligations.

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

The following table sets forth the Company’s calculation of FFO for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
	(in thousands)
Net loss attributable to the Company	$(8,037)	$(8,272)
Depreciation and amortization from discontinued operations	—	456
Gain on sale of discontinued operations	(4,315)	—
Impairment expense	3,387
Deferred income tax benefit	(5,108)	(5,521)
Depreciation and amortization attributable to the Company's owned properties	13,334	14,704
Funds From Operations	$(739)	$1,367

The decrease in FFO for the year ended December 31, 2010 compared to the year ended December 31, 2009 was in large part attributable to the Evergreen acquisition, costs associated with the acquisition of 2620-2630 Fountain View, and other business development costs.

INFLATION

Inflation has not had a significant impact on our results because of the relatively low inflation rate in our geographic areas of operation. Additionally, most of our leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN SPECTRUM REALTY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc. as of December 31, 2010 and the related consolidated statement of operations, equity (deficit), and cash flows for the year in the period ended December 31, 2010. Our audit also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2010 and the consolidated results of its operations and its cash flows for the year in the period ended December in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2010 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

EEPB, PC

Houston, Texas
March 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Spectrum Realty, Inc. as of December 31, 2009 and the related consolidated statement of operations, equity (deficit), and cash flows for the year in the period ended December 31, 2009. Our audit also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The Company adopted the provisions of Financial Accounting Standards Board Codification 810, Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No 51, during the year ended December 31, 2009

HEIN & ASSOCIATES LLP

Houston, Texas
March 31, 2010

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)
ASSETS
Real estate held for investment (includes $381,354 from consolidated VIE's at Dec 31, 2010)	$646,255	$251,336
Accumulated depreciation (includes $8,446 from consolidated VIE's at Dec 31, 2010)	(94,090)	(72,404)
Real estate held for investment, net (includes $372,908 from consolidated VIE's at Dec 31, 2010)	552,165	178,932
Real estate held for sale	—	6,364
Cash and cash equivalents	2,003	462
Restricted cash (includes $4,016 from consolidated VIE's at December 31, 2010)	5,008	992
Tenant and other receivables, net of allowance for doubtful accounts of $421 and $701, respectively (includes $1,515 from consolidated VIE's at Dec 31, 2010)	2,403	891
Deferred rents receivable	2,331	1,883
Deferred tax asset	14,083	8,813
Purchased intangibles	9,060	—
Goodwill	4,003	—
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	194	—
Notes receivable from related parties	2,000	—
Interest receivable from related parties	272	—
Accounts receivable from related parties	262	—
Account receivable from Evergreen	414	—
Prepaid and other assets, net (includes $8,858 from consolidated VIE's at Dec 31, 2010)	20,164	12,749
Total Assets	$618,362	$215,086
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable (includes $268,776 from consolidated VIE's at Dec 31, 2010)	$482,819	$193,920
Liabilities related to real estate held for sale	—	6,091
Accounts payable (includes $5,734 from consolidated VIE's at Dec 31, 2010)	14,848	5,070
Accounts payable to related parties	286	—
Liabilities related to insurance claims	1,444	1,474
Accrued and other liabilities (includes $1,809 from consolidated VIE's at Dec 31, 2010)	12,154	9,520
Total Liabilities	511,551	216,075
Commitments and Contingencies (Notes 12 and 15):
Non-controlling interest classified as temporary equity	—	3,962
Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,422,706 and 3,291,310 shares, respectively; outstanding, 2,951,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,067	48,546
Accumulated deficit	(60,509)	(52,472)
Treasury stock, at cost, 471,412 shares	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ deficit	(14,502)	(6,987)
Non-controlling interests	121,313	2,036
Total Equity (Deficit)	106,811	(4,951)
Total Liabilities and Equity (Deficit)	$618,362	$215,086

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
REVENUES:
Rental revenue	$51,627	$33,018
Third party management and leasing revenue	3,742	239
Interest and other income	274	40
Total revenues	55,643	33,297
EXPENSES:
Property operating expense	21,542	15,837
General and administrative	9,659	4,572
Depreciation and amortization	23,807	14,704
Interest expense	21,840	13,307
Impairment expense	3,387	—
Total expenses	80,235	48,420
Loss from continuing operations before deferred income tax benefit	(24,592)	(15,123)
Deferred income tax benefit	6,749	5,631
Loss from continuing operations	(17,843)	(9,492)
Discontinued operations:
Income from operations	173	300
Gain on sale of discontinued operations	4,315	—
Income tax expense	(1,641)	(110)
Income from discontinued operations	2,847	190
Net loss, including non-controlling interests	$(14,996)	$(9,302)
Plus: Net loss attributable to non-controlling interests	6,959	1,030
Net loss attributable to American Spectrum Realty, Inc.	(8,037)	(8,272)
Preferred stock dividend	(240)	(240)
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(8,277)	$(8,512)
Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(3.45)	$(3.00)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.69	0.06
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2.76)	$(2.94)
Basic and diluted weighted average shares used	2,916,145	2,812,048
Amounts attributable to American Spectrum Realty, Inc. common stockholders
Loss from continuing operations	$(10,288)	$(8,440)
Income from discontinuing operations	$2,011	$168
Net loss	$(8,277)	$(8,512)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2008	55,172	1,620,304	$3,542	$1	$16	$48,393	$(44,200)	$(3,095)	$4,657
Issuance of common stock		5,750	—	—	—	—	—	—	—
Acquisition of non-controlling interest in the operating partnership			(2)	—	—	—	—	—	(2)
Conversion of operating partnership units to common stock		19,601	(314)	—	—	314	—	—	—
Preferred stock dividends			—	—	—	(240)	—	—	(240)
Stock-based compensation			—	—	—	96	—	—	96
Distributions to non-controlling interests			(160)	—	—	—	—	—	(160)
Non-controlling interests share of loss			(1,030)	—	—	—	—	—	(1,030)
Net loss			—	—	—	—	(8,272)	—	(8,272)
Balance, December 31, 2009	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock split		1,645,655			18	(18)	—	—	—
Issuance of common stock		28,500	—	—	—	—	—	—	—
Conversion of operating partnership units to common stock		102,896	(211)	—	—	211	—	—	—
Issuance of operating partnership units			12,316	—	—	—	—	—	12,316
Non-controlling interests in acquired properties			1,386	—	—	—	—	—	1,386
Non-controlling interests in consolidated VIE’s			108,973						108,973
Acquisition of non-controlling interest in the operating partnership			(21)	—	—	—	—	—	(21)
Reclassification of non-controlling interest from temporary equity			3,962	—	—	—	—	—	3,962
Reclassification of non-controlling interest to additional paid-in capital			(370)	—	—	370	—	—	—
Repurchase of non-controlling interest in consolidated partnership			(1,785)	—	—	—	—	—	(1,785)
Distributions to non-controlling interests			(514)	—	—	—	—	—	(514)
Non-controlling interests share of loss			(6,959)	—	—	—	—	—	(6,959)
Preferred interest in consolidated subsidiary			2,500						2,500
Preferred stock dividends			—	—	—	(240)	—	—	(240)
Stock-based compensation			—	—	—	181	—	—	181
Net loss			—	—	—	—	(8,037)	—	(8,037)
Balance, December 31, 2010	55,172	3,422,706	$121,313	$1	$34	$49,067	$(60,509)	$(3,095)	$106,811

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,996)	$(9,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,791	15,160
Impairment expense	3,387	—
Gain on sales of real estate asset	(4,315)	—
Income tax benefit	(5,108)	(5,521)
Deferred rental income	(446)	(88)
Stock-based compensation expense	181	96
Amortization of note payable premiums, included in interest expense	—	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	280	(90)
Increase in related party receivables	(226)	—
Increase in accounts payable	4,944	1,615
Increase in accounts payable to related parties	317	—
Decrease (increase) in prepaid and other assets	105	(774)
Decrease in accrued and other liabilities	(246)	(1,265)
Net cash provided by (used in) operating activities:	7,668	(188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,017)	—
Proceeds received from sales of real estate asset	10,166	—
Capital improvements to real estate assets	(3,567)	(1,947)
Investments in unconsolidated real estate assets	(82)	—
Proceeds received related to insurance claims	—	2,700
Payments for damages related to insurance claims	(30)	(1,726)
Net cash provided by (used in) investing activities:	4,470	(973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,194	4,847
Repayment of borrowings – property sales	(5,067)	—
Repayment of borrowings – refinances	—	(1,474)
Repayment of borrowings – scheduled payments	(6,537)	(2,781)
Repayment of borrowings – other	(1,260)	(3,757)
Repurchase of preferred partnership interest	(1,785)	—
Proceeds from partial sale of consolidated partnership interests	2,500	4,000
Proceeds from issuance of operating partnership units	727	—
Acquisition of non-controlling in the operating partnership	(21)	(2)
Acquisition of notes receivable	(2,905)	—
Dividend payments to preferred stockholders	(302)	(152)
Distributions to non-controlling interests	(3,653)	(158)
Change to restricted cash	(488)	(992)
Net cash used in financing activities:	(10,597)	(469)
Increase (decrease) in cash and cash equivalents	1,541	(1,630)
Cash and cash equivalents, beginning of year	462	2,092
Cash and cash equivalents, end of year	$2,003	$462
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	—
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	3,081	—
Issuance of operating partnership units in connection with real estate acquisitions	2,586	—
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	28	—
Debt assumed in connection with real estate acquisition	6,297	—
Conversion of accounts payable to notes payable	498	—
Financing in connection with investment in unconsolidated real estate asset	33	—
Financing in connection with Evergreen acquisition	9,500	—
Cash paid for interest	$16,767	$13,017
Cash paid for income taxes	$70	$108

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview

We provide comprehensive integrated real estate solutions for our own (controlling interests) property portfolio and the portfolios of our third party clients (VIE’s and others). We own and manage; commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at December 31, 2010. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

—	An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients; coupled with,
—	Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation and basis of presentation.  The consolidated financial statements include the accounts of American Spectrum Realty, Inc., its subsidiaries and those variable interest entities in which American Spectrum Realty, Inc. is the primary beneficiary. Intercompany transactions and balances have been eliminated.

Use of Estimates.  Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The most sensitive estimate affecting the financial statements was management’s estimate of the fair value of its real estate assets that is based on a discounted cash flow method of valuing the property. The discounted cash flow method included assumptions concerning future net cash flows and also capitalization rates. Management evaluated the key factors and assumptions used to develop the fair value in determining that it is reasonable in relation to the financial statements taken as a whole. Actual results could differ from those estimates.

Reclassifications.  Certain balance sheet amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation. Share and per share data and the OP Unit exchange ratio in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock split granted by the Company’s Board of Directors to all share holders of record at the close of business on April 30, 2010. On May 7, 2010, each shareholder received one additional share of common stock for every outstanding share held.

Cash and Cash Equivalents.  The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, the Company held its cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Restricted Cash.  The Company had restricted cash of $5.0 million as of December 31, 2010. The cash includes $4.0 million related to consolidated VIE’s. The remaining cash of $0.9 million secures a bank loan, which matures in June 2012.

Fair Value of Financial Instruments.  The Company’s financial instruments, including cash, prepaid expenses and other current assets, accrued liabilities and accounts payable are carried at cost, which approximates fair value because of the short term nature of those instruments.

Deferred Financing and Other Fees  Fees paid in connection with the financing and leasing of the Company's properties are amortized to interest expense using the effective interest method over the term of the related note payable or lease and are included in other assets.

Rental Revenue.  The Company records rental income for the full term of each lease on a straight-line basis. Any rent holidays given to the tenant as part of their lease is recorded as a deferred rent receivable. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Many of the Company’s leases provide for Common Area Maintenance Escalations (“CAM/ESC”) as additional rental revenue. Each tenant is typically responsible for their prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

For each of the two years ended December 31, 2010 and 2009 no tenants represented 10% or more of rental revenue of the Company.

Allowance for Doubtful Accounts.  The Company maintains an allowance reserve for accounts receivable which may not be ultimately collected. The allowance balance maintained is based upon historical collection experience, current aging of amounts due and specific evaluations of the collectability of individual balances. All tenant account balances over 90 days past due are fully reserved. Accounts are written off against the reserve when they are deemed to be uncollectible.

Goodwill and Intangible Assets.  Goodwill is tested for impairment whenever events or changes in circumstances indicate that goodwill carrying amounts may be impaired. If the implied fair value of goodwill is lower than its carrying amount, impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets are amortized on a straight-line basis over their estimated lives. Such assets are evaluated for impairment whenever events or changes in circumstances indicate that the recoverability of their carrying value may be impaired.

Variable Interest Entity Accounting.  The company has many relationships with many different types of entities; some of those entities are VIEs. The Company consolidates any VIE for which it is the primary beneficiary. Variable interests are analyzed, including equity investments, guarantees, management agreements and advances, to determine if an entity in which the Company has a variable interest, is a VIE. The analysis includes both quantitative and qualitative reviews. The quantitative analysis is based on the estimated future cash flows of the entity, and the qualitative analysis on the design of the entity, its organizational structure including decision-making ability and relevant financial agreements. All of these factors are highly subjective and require significant judgment on the part of management.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides that

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers. Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately. Disclosures include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in measurements classified as either Levels 2 or 3. The guidance is effective for fiscal years beginning after December 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets (“ASU 2009-16”). The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures. The new accounting guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance had an impact on the Company’s consolidated financial statements, see Note 3. Variable Interest Entities for details regarding the impact of adoption.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends the disclosure provision related to subsequent events by removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The new accounting guidance was effective immediately and the Company adopted ASU No. 2010-09 upon the date of issuance.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. The new disclosures include information regarding credit quality, impaired or modified receivables, nonaccrual or past due receivables and activity related to modified receivables and the allowance for credit losses. The disclosures are effective for the first interim or annual reporting periods ending on or after December 15, 2010, with the exception of the activity disclosures, which are effective for interim or annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

included in earnings. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently assessing the impact, if any, this may have on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The company will assess the impact on its reporting on a transaction by transaction basis.

NOTE 2. ACQUISITION AND DISPOSITION ACTIVITIES

Acquisition of Property Management and Asset Management Contracts

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates (“Evergreen”) for a total of approximately 80 separate properties, pending receipt of all required approvals for the acquisition; until such approvals are received, the Company is managing the properties and assets under subcontract from Evergreen. The Company also acquired from Evergreen (i) Evergreen's interest as the manager of limited liability companies which have invested in 27 of the managed properties (in eight of which it has also acquired an equity interest); (ii) Evergreen's interest as the general partner of limited partnerships which have invested in four of the managed properties (in none of which it acquired an equity interest), and (iii) direct tenant-in-common interests in two properties. The Evergreen-managed properties consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds. The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010 and certain costs incurred.

The Company focuses on acquisition candidates that build upon its national property management portfolio. The acquisition of the Evergreen property management and property management contracts significantly increased the Company’s third party management presence in the continental United States. The allocation of the purchase price for these assets is as follows:

Asset Class	Remaining Useful Life	Fair Value
		(in thousands)
Tangible Assets:
Fractional Real Estate Interests	Various	$375
Furniture, fixtures and equipment	Various	148
Total tangible assets acquired		523
Intangible Assets:
Property management contracts	12	13,474
Goodwill, including assembled workforce	—	4,003
Total intangible assets acquired		17,477
Total purchase price		$18,000

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. ACQUISITION AND DISPOSITION ACTIVITIES  – (continued)

The goodwill identified as part of the acquisition relates to the value the Company believes it gained from the synergies of having a management presence in approximately 22 states. The Company believes these synergies will afford it the opportunity to actively pursue its policy of growing its portfolio of owned properties through opportunistic investments in well-located properties where cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. The Company also believes the goodwill acquired will allow it to expand its third party management and transaction revenues. The Company expects the entire amount of goodwill to be deductible for tax purposes over the tax amortization period of 15 years.

The consideration paid for the acquisition of the Evergreen property management and asset management contracts is as follows:

Consideration	Fair Value
(in thousands)
Promissory Note	$9,500
Issuance of 1.6 million operating partnership units	8,000
Assumption of debt	500
Total consideration	$18,000

The Company completed the Evergreen acquisition by assuming $0.5 million of Evergreen payables, issuing 1.6 million OP units with redemption terms that are different from the Company's other OP Units (the “Evergreen OP Units”) and issuing a $9.5 million promissory note. The promissory note is an obligation of American Spectrum Realty Management, LLC, a subsidiary, which matures on December 31, 2019 and bears an annual interest rate of 5.0%.

The Evergreen purchase price was based on a multiple of the estimated revenues generated by the property management and asset management contracts during 2010 less certain costs incurred. This purchase price is subject to a true-up adjustment based on actual results through December 31, 2010. In addition, Evergreen has the option to exchange the Evergreen OP units for common stock or cash (at the election of the Company) at any time after June 30, 2011 at a rate that would convert the total proceeds to equal $8.0 million using the common stock price or the net asset value per share of the Company, whichever is higher, at December 31, 2010. Due to the litigation with Evergreen as more fully described in Note 15. Subsequent Events, the purchase price adjustment and effect on the amount of the Evergreen OP units convertible into cash or stock cannot be determined at this time, although management believes that an adjustment is likely. Any adjustment made will influence the amount of debt, OP units and the assets those instruments were used to purchase including goodwill.

The following unaudited pro forma statements of operations for the year ended December 31, 2010 has been prepared to give effect to the acquisition of assets and management contracts with the corresponding consolidation of VIE’s, described above and in Note 3. Variable Interest Entities, assuming that these events occurred on January 1, 2010. The pro forma statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations. Reliable information to provide pro forma financial disclosure on the Evergreen acquisition for the year ending December 31, 2009 is currently unavailable and impracticable to prepare. Therefore, such pro forma financial information has not been included.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. ACQUISITION AND DISPOSITION ACTIVITIES  – (continued)

The pro forma information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including without limitations, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Evergreen’s tangible and intangible assets resulting from the acquisition plus consolidation of the VIE’s as if such consolidation had occurred as of January 1, 2010. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

Pro forma statement of operations (unaudited)
for the year ended December 31, 2010
(in thousands)

Total Revenue	$76,509
Total Expenses	(108,055)
Net Income before Noncontrolling Interest & Tax	(31,546)
Discontinued Operations	2,847
Deferred Tax Benefit	6,670
Non-Controlling Interest	13,652
Proforma net loss	$(8,377)

The accompanying financial statements include the operations of Evergreen and the consolidated VIE’s from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies. A summary of the effect on operations follows:

Evergreen component of the consolidated statement of operations for the year ended December 31, 2010 (audited)
(in thousands)

Total Revenue	$23,126
Total Expenses	(28,021)
Net Loss before Noncontrolling Interest & Tax	(4,895)
Deferred Tax Benefit	(671)
Non-Controlling Interest	2,652
Evergreen component of net loss	$(2,914)

The fair value of the management contracts acquired in the Evergreen transaction was adjusted through the remainder of the year for impairment and amortization. Amortization expense was $1.0 million for the year ended December 31, 2010. Amortization expense will be $0.8 million per year for the next five years ending December 31.

Because of the termination of certain management contracts and an evaluation of future revenue streams and discounted cash flows on two other management contracts an impairment of $3.4 million was recorded for the year ended December 31, 2010. After the effect of the amortization expense and impairment the carrying value of the management contracts was $9.1million at December 31, 2010. For additional information related to the determination of fair value for the impaired management contracts see Note 6 — Fair Value Measurements.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. ACQUISITION AND DISPOSITION ACTIVITIES  – (continued)

Acquisition of Notes Receivable and Accounts Receivable

In September 2010, the Company acquired two notes receivable, each with a face amount of $0.5 million from American Spectrum REIT I, Inc. (“ASRI”). The acquisition was funded by the issuance of 154,524 OP Units.

The two $0.5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen. The Company anticipates the notes receivable will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in 2011. Please refer to Part I Item 3 Legal Proceedings and Note 15 Subsequent Events for additional information regarding the Company’s litigation against Evergreen.

In June 2010, the Company acquired a note receivable and an account receivable with a total face amount of approximately $1.6 million from Evergreen Income and Growth REIT, LP (“EIGRLP”), whose general partner is Evergreen Income and Growth REIT, Inc. (“EIGRI”). The acquisition was funded by the issuance of 334,789 OP Units.

The note, in the amount of approximately $1.0 million, bears interest at 12% per annum. The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC. Accrued and unpaid interest on the note totaled approximately $0.2 million as of June 30, 2010. The note was acquired to ultimately acquire certain real estate assets in which the obligors on the note have ownership interests. The Company is not recognizing interest income on the note.

The account receivable acquired, which totaled approximately $0.4 million is due from Evergreen. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement. The Company anticipates the receivable from Evergreen will be offset against either its note payable to Evergreen or through a reduction in OP Units currently held by Evergreen in 2011.

Property Acquisitions

In 2010, controlling interests were acquired in certain properties being managed. Properties acquired were consolidated upon acquisition of the controlling interest. A summary of these acquisition purchase price consideration follows:

Purchase price consideration
(in thousands)
Cash	$267
Debt assumed	5,350
Equity contribution from third party investor	1,000
Operating partnership units	1,019
Total cost of acquisition	$7,636

During 2010 the Company incurred approximately $0.1 million in costs related to the acquisitions that were included in the consolidated statements of operations in general and administrative expenses. One of the properties was acquired from a REIT that is a related party. See the disclosure related to the Sabo Road property in Note 7 — Related Parties for additional information.

No properties were purchased in 2009.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 2. ACQUISITION AND DISPOSITION ACTIVITIES  – (continued)

Property Dispositions

During March 2010, we closed escrow on 5850 San Felipe Road and realized proceeds of $5.2 million dollars. The proceeds allowed us to repurchase the preferred interest in the partnership that owned the property, reduce debt and payables. We recorded a gain on the sale of discontinued operations before income taxes in our consolidated statements of operations of $4.3 million.

In September 2009, partial interests in two consolidated limited partnerships were sold to a third party for $4.0 million (“Preferred Capital”). Proceeds of $3.8 million, net of transaction costs, were received as a result of the sale. Each of the limited partnerships owned an income-producing property in Houston, Texas. The Company has a right to repurchase the preferred interests in each of the partnerships within five years for an amount equal to the remaining Preferred Capital plus a 15% annual internal rate of return.

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

Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 6 years. Accretion of below-market leases was approximately $0.4 million and $0.5 million for the two years ended December 31, 2010 and December 31, 2009, respectively. Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)
2011	374
2012	343
2013	314
2014	289
2015	67
$1,387

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities

The Company has identified multiple variable interest entities where it is the primary beneficiary for accounting purposes since (a) the company has the power to direct the activities that most significantly impact each entity’s economic performance such as; sign and enter into leases, set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits, and (b) the ability to receive fees that are significant to the property and a track record of funding any deficit cash flows. As a result, these entities were consolidated in the consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by the Company as non-controlling interests in the consolidated balance sheets. The entities being consolidated include four self storage properties, three multifamily properties, five student living properties, and nine commercial properties. In addition, the Company consolidated American Spectrum REIT, Inc. which includes one assisted living property and seven self storage properties. The entities are generally self-financed through cash flows from property operations.

The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows:

Variable interest entity amounts	December 31, 2010
(in thousands)
Assets
Restricted Cash	$4,016
Receivables	1,515
Fixed Assets Net of depreciation	372,908
Other Assets	8,858
Total Assets	$387,297
Liabilities
Accounts payable	5,734
Notes payable	268,776
Other liabilities	1,809
Total liabilities	$276,319
Variable interest entity net carrying amount at December 31, 2010	$110,978

At December 31, 2010, none of the liabilities listed in the above table had recourse to the Company. The Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing itself cash. The majority of the debt is non-recourse first deed of trust mortgages used to finance the properties owned by the entities.

During the year ended December 31, 2010, the Company provided short term advances of approximately $0.7 million in cash to 13 properties that have been consolidated, of those funds provided $15,000 is still owed to the Company at December 31, 2010. This funding is typically provided to the entities that own the properties to help the entity with timing differences in its need for cash to pay its obligations. Management does not believe there is significant exposure to losses related to the VIE’s.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 4. REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2010 and 2009 are as follows (dollars in thousands):

2010	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
ASR Owned
Office	$54,062	$163,086	$217,148	$(73,250)	$143,898
Industrial	8,709	31,866	40,575	(11,071)	29,504
Shopping Center	1,100	2,672	3,772	(837)	2,935
Self-Storage	536	2,216	2,752	(38)	2,714
Other		654	654	(448)	206
ASR total	64,407	200,494	264,901	(85,644)	179,257
VIE total Note 3	72,001	309,353	381,354	(8,446)	372,908
Total	$136,408	$509,847	$646,255	$(94,090)	$552,165

2009
ASR Owned
Office	48,762	157,857	206,619	(62,298)	144,321
Industrial	8,709	31,781	40,490	(9,148)	31,342
Shopping Center	1,100	2,658	3,758	(594)	3,164
Other		469	469	(364)	105
Total	$58,571	$192,765	$251,336	$(72,404)	$178,932

FUTURE MINIMUM RENTS

The Company leases its office, industrial, retail center and self-storage property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2010, are as follows (dollars in thousands):

Year Ending December 31,	Future Minimum Rents
2011	$28,342
2012	20,339
2013	13,849
2014	8,201
2015	4,248
Thereafter	4,084
$79,063

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 5. DISCONTINUED OPERATIONS

Real estate assets held for sale.

At December 31, 2009, 5850 San Felipe, a 101,880 square foot office property located in Houston, Texas, was classified as “Real estate held for sale.” The property was sold on March 31, 2010 for approximately $10.8 million. No real estate assets were classified as held for sale by the Company at December 31, 2010.

The carrying amount of 5850 San Felipe at December 31, 2009 is summarized below:

December 31, 2009
(In thousands)
Real Estate	$5,847
Other	517
Real estate held for sale	$6,364
Note Payable	$5,090
Accounts payable	515
Accrued and other liabilities	486
Liabilities related to real estate held for sale	$6,091

Net income from discontinued operations.

Income from discontinued operations of approximately $2.8 million for the year ended December 31, 2010 includes the gain on sale of 5850 San Felipe and the property’s operating results through its disposition date of March 31, 2010. Income from discontinued operations of approximately $0.2 million for the year ended December 31, 2009 represents the operations of 5850 San Felipe. The consolidated statements of operations of discontinued operations are summarized below:

	Years ended December 31,
	2010	2009
	(In thousands)
Rental Revenue	$482	$1,909
Expenses(1)	(309)	(1,609)
Income from discontinued operations before gain on sale and income tax expense	173	300
Gain on sale of discontinued operations	4,315	—
Income tax expense	(1,641)	(110)
Income from discontinued operations	$2,847	$190

(1)	Includes interest expense of approximately $0.1 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively. Mortgage debt related to the property included in discontinued operations was individually secured. As such, interest expense was based on the property’s respective debt.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 6. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB ASC (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

The following non-recurring fair value measurements were recorded during the year ended December 31, 2010 (dollars in thousands):

	Net Carrying Value	Fair Value Measurement Recorded Using			Total Impairment Charges
		Level 1	Level 2	Level 3
Purchased intangibles	$462			462	$3,387

During the year ended December 31, 2010, the Company had its contractual relationships terminated or modified by the entities that owned some of the third party properties it managed. Based on this triggering event the Company evaluated the management contracts associated with some of its purchased intangibles for impairment and determined that impairment had occurred.

NOTE 7. RELATED PARTY TRANSACTIONS

The following disclosures are related party transactions which may include amounts that were eliminated in the consolidation of VIE’s and controlled entities.

During the year ended December 31, 2010, the Company recognized third party management fee and advisory revenues of $3.8 million attributable to the former Evergreen managed properties. At December 31, 2010, accounts receivable related to these revenues was approximately $0.2 million. The Company has a non-economic interest in many of the properties, held in most cases as the manager or general partner of entities which own tenant in common interests.

In September 2010, the Company acquired two notes receivable, each with a face amount of $500,000, and interests in three apartment complexes and one student housing facility. The acquisitions, which were acquired from American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $1.3 million, were funded by the issuance of 205,394 OP Units. William J. Carden is a director and President of ASRI and Jonathan T. Brohard is a director and Vice President of ASRI. Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company. Mr. Brohard is President of American Spectrum Realty Management, LLC, a wholly-owned subsidiary of the Company.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

The two $0,5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen Realty Group, LLC (“ERG”). The Company anticipates the notes receivable will be offset against either its $9.5 million note payable to ERG or through a reduction in OP Units currently held by ERG in 2011.

In June 2010, the Company acquired a 55% interest in Sabo Road, a 57,850 square foot self-storage property located in Houston, Texas. The partnership interest acquired in Sabo Road consists of the sole general partnership interest and a limited partnership interest. Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas. The acquisitions were acquired from ASRI for a total purchase price of approximately $1.7 million, consisting of the 300,949 OP Units and cash of $50,000.

In June 2010, the Company acquired two notes receivable and an account receivable from Evergreen Income & Growth REIT, LP (“EIGRLP”) with a total face amount of approximately $2.1 million The acquisition was funded by the issuance of 428,680 OP Units. Mr. Carden is a director and President of Evergreen Income & Growth REIT, Inc. (“EIGRI”), the general partner of EIGRLP. Mr. Brohard is a director and Vice President of EIGRI. The Company does not have an ownership interest in EIRGI or EIGRLP.

The first note, in the amount of $1.0 million, bears interest at 12% per annum. The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest. Accrued and unpaid interest on the note totaled approximately $0.2 million at June 30, 2010. The note was acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests. The Company is not recognizing interest income on the note.

The second note in the amount of $0.4 million, which was due from ASRI, bore interest at 10% per annum. This note and accrued interest of approximately $77,000, was paid to the Company in January 2011.

The account receivable acquired, which totaled approximately $0.4 million, is due from ERG. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement. The Company anticipates the receivable from ERG will be offset against either its $9.5 million note payable to Evergreen or through a reduction in OP Units currently held by ERG in 2011.

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which approximately $2.1 million was attributable to the Evergreen property portfolio. During 2010, the Company received approximately $2.0 million from these properties as payment on the premiums. As of December 31, 2010 unpaid amounts due to the Company from these properties was approximately $0.1 million. As of December 31, 2010, the Company had premium refunds of $0.3 million due to these properties from the cancellation of the prior insurance policy.

In March 2010, 160,266 OP Units were exchanged for 80,132 shares of Common Stock by the spouse of Mr. Carden and 45,529 OP Units were exchanged for 22,764 shares of Common Stock by an entity controlled by Mr. Carden. In February 2009, Mr. Carden exchanged 78,406 OP Units for 39,202 shares of Common Stock.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Guarantee Fee paid for the years ended December 31, 2010 and 2009 amounted to approximately $80,000 and $68,000, respectively.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

During 2009, the Company incurred professional fees of approximately $0.2 million to Thompson & Knight LLP, the law firm in which Mr. Brown is a partner.

During 2007, the Company entered into a lease agreement with Galardi Group as a Tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease is approximately $0.5 over the term of the lease.

NOTE 8. NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2010 and 2009 secured by the following properties (dollars in thousands):

		2010		2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum(1)	6/10/2010	5,191	8.02%	5,248	8.02%
Corporate – Unsecured(2)	2/19/2011	447	3.40%	—	—
Fountain View Place(3)	4/29/2011	1,031	10.00%	1,423	10.00%
Corporate – Secured(4)	5/12/2011	950	8.75%	—	—
Sabo Road Self Storage(5)	7/31/2011	1,974	7.42%	—	—
Bristol Bay	8/1/2011	6,792	7.58%	6,899	7.58%
Technology(1)	8/1/2011	7,091	7.44%	7,131	7.44%
Corporate – Secured(6)	9/18/2011	890	8.75%	890	8.75%
Creekside(1)	12/1/2011	5,747	7.17%	5,814	7.17%
Northwest Spectrum	12/3/2011	750	8.75%	750	8.75%
Corporate – Unsecured(7)	5/1/2012	40	4.00%	—	—
Corporate – Unsecured(7)	5/1/2012	31	0.00%	—	—
16350 Park Ten Place	5/11/2012	4,402	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,449	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,535	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,380	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,127	7.45%	2,161	7.45%
Corporate – Unsecured(8)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,671	7.33%	2,710	7.33%
Corporate-Secured(9)	6/15/2012	992	4.50%	992	4.50%
Corporate – Unsecured(7)	6/30/2012	51	0.00%	—	—
16350 Park Ten Place	8/11/2012	484	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	380	7.45%	386	7.45%
Corporate – Secured(10)	2/1/2013	1,736	5.50%	1,950	7.50%
Corporate – Secured(4)	3/8/2013	863	8.75%	—	—
11500 Northwest Freeway	6/1/2014	4,008	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	290	5.93%	295	5.93%
Morenci	7/1/2014	1,632	7.25%	1,689	7.25%
Northwest Corporate Center(1)	8/1/2014	5,312	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,545	5.32%	8,600	5.32%
Corporate – Unsecured	10/1/2014	220	7.28%	—	—
8100 Washington	2/22/2015	2,156	5.59%	2,196	5.59%
8300 Bissonnet(1)	5/1/2015	4,484	5.51%	4,527	5.51%
Corporate – Unsecured(7)	6/1/2015	282	5.00%	—	—
Corporate – Unsecured(7)	6/1/2015	52	5.00%	—	—
2620 – 2630 Fountain View(11)	6/30/2015	5,350	7.00%	—	—

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 8. NOTES PAYABLE  – (continued)

		2010		2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
1501 Mockingbird	7/1/2015	3,189	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,585	5.38%	2,631	5.38%
Corporate – Unsecured(7)	10/1/2015	25	5.00%	—	—
Corporate – Unsecured(7)	10/1/2015	88	17.52%	—	—
Corporate – Secured(12)	12/22/2015	2,900	5.00%	—	—
800/888 Sam Houston Parkway	12/29/2015	4,528	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	11,967	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,267	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,286	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,361	6.50%	12,521	6.50%
Corporate – Secured(5)	12/31/2019	9,410	5.00%	—	—
	Subtotal	$190,941		$169,946
Variable Rate
Beltway Industrial(13)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate Unsecured(8)	5/31/10	—		500	6.00%
Northwest Spectrum	4/19/2012	2,820	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,612	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,102		$23,974
Loan Premium		—		—
ASR Notes Payable	Total	$214,043		$193,920
VIE Notes Payable see Note 3		268,776		—
Balance sheet Notes Payable	Total	$482,819		$193,920

(1)	The Company is currently electing not to pay its monthly payments and negotiating extension terms with the lender. Please see additional information regarding these debts below.
(2)	In May 2010, the Company obtained financing for insurance premiums on its owned and managed properties.
(3)	In April 2010, the Company made a principal payment of $0.2 million on the note and the lender extended the maturity date of the note to April 29, 2011.
(4)	Represents bank loans of $0.9 million obtained in May 2010 and $1.0 million obtained in March 2010.
(5)	Represents promissory note issued by the Company in January 2010 in connection with Evergreen.
(6)	In September 2010, maturity of the loan was extended to September 21, 2011.
(7)	Represents the conversion of accounts payables to promissory notes during the second quarter of 2010.
(8)	In May 2010, the Company refinanced two $0.5 million notes which were due to mature on May 31, 2010 with a new loan in the amount of $1.0 million with the same lender.
(9)	In October 2010, maturity of the loan was extended to June 15, 2012.
(10)	In August 2010, the Company made a principal pay-down of approximately $0.2 million on the note and the lender extended the maturity date to February 1, 2013.
(11)	Represents mortgage debt the Company assumed from the seller in connection with the property acquisition. The Company holds a 51% ownership interest in the property.
(12)	In December 2010, the Company obtained a $2.9 million secured bank loan. The loan was used to acquire from the bank, two mortgage notes receivable from Tampa and Ocala, which totaled the same amount.
(13)	The loan has matured and the Company is negotiating with the lender for an extension.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 8. NOTES PAYABLE  – (continued)

The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2010, are as follows (dollars in thousands):

Year Ending December 31,
2011
2012	$50,521
2013	25,864
2014	4,260
2015	19,821
Thereafter	24,530
Total	89,047
$214,043

We are in default on the mortgages listed below due to non-payment of scheduled debt service. These notes have been marked with a (1) in the above table that agrees to our balance sheet:

Property securing debt	Balance at December 31, 2010
Spectrum	$5,191
Technology	$7,091
Creekside	$5,747
Northwest Corporate Center	$5,312
Bissonnet	$4,484
$27,825

We have elected not to service debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages. Additionally, we are in default on a note payable for another property with an outstanding balance $17.2 million at December 31, 2010 as the maturity date has lapsed without pay off. We are actively negotiating with the lenders yet there can be no assurance, however, that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful and the lenders could initiate foreclosure proceedings. The loans are secured only by the real estate assets. Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are non recourse. All of notes in which we have elected to forego servicing the debt have payment acceleration clauses contained within the notes and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that no impairment should be recorded at December 31, 2010. For further discussion see Capital Resources and Liquidity in item 7.

Unamortized financing costs at December 31, 2010 and 2009 were $1.1 million and $1.4 million, respectively.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 9. NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the operating partnership units (“OP Units”) for the years ended December 31, 2010 and 2009 (in thousands):

Beginning balance January 1, 2009	6,392
Other issuances	23
Balance December 31, 2009	6,415
Issued for Evergreen acquisition	1,600
Issued for other acquisitions	1,037
Other issuances	57
Balance December 31, 2010	9,109

Ownership of OP Units
ASR	5,936	65%
Others (non-controlling interests)	3,173	35%
	9,109	100%

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the years ended December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
	(in thousands)
Net loss attributable to the Company	$(8,037)	$(8,272)
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	211	314
Increase in the Company's paid-in-capital on reclassification of preferred interest from temporary equity	370	—
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock	$(7,456)	$(7,958)

NOTE 10. INCOME TAXES

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Current expense (benefit):
Federal	$—	$—
State	163	168
	$163	$168
Deferred expense (benefit):
Federal	$(4,608)	$(5,116)
State	(663)	(573)
	$(5,271)	$(5,689)

The Company has federal and state net operating loss carryforwards of approximately $26.8 million and $7.6 million, respectively, as of December 31, 2010.

The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 10. INCOME TAXES  – (continued)

of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss carryforwards expire in 2022 through 2030.

For the two years ended December 31, 2010, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following (in thousands):

	December 31, 2010	December 31, 2009
Expected income tax benefit at statutory federal rate	$(6,959)	$(5,032)
Permanent differences:
Non-controlling interest	2,170	229
Note premium	—	(6)
Meals and entertainment	14	16
Stock-based compensation	22	2
Return to provision	(20)	(6)
State income tax benefit	(335)	(288)
Tax credits	—	(85)
Other	—	(351)
Income tax benefit	$(5,108)	$(5,521)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2010 and December 31, 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating losses	$9,805	$8,335
Built-in gains	3,684	850
Intangible assets	1,151	—
Allowance for bad debts	154	257
Stock-based compensation	50	—
Charitable contributions	8	6
Alternative minimum tax	85	85
Total deferred tax asset	14,937	9,533
Deferred tax liabilities:
Straight-line rents receivable	(854)	(717)
Stock compensation	—	(3)
Total deferred tax liabilities	(854)	(720)
Net deferred tax asset	$14,083	$8,813

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

The Company has incurred taxable losses for each of the two years ended December 31, 2010 and 2009. The Company expects to sell real estate assets in the future and has determined that it was more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable it to realize all of its deferred tax assets. Therefore, for each of the two years ended December 31, 2010 and 2009, no valuation allowance has been recorded.

NOTE 11. NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net loss per share for each of the two years ended December 31, 2010 and 2009 is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2010	2009
Loss from continuing operations	$(17,843)	$(9,492)
Net loss attributable to non-controlling interests	7,795	1,052
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(10,048)	(8,440)
Discontinued operations:
Income from discontinued operations	173	300
Gain on sale of discontinued operations	4,315	—
Income tax expense	(1,641)	(110)
Net income attributable to non-controlling interests	(836)	(22)
Income from discontinued operations	2,011	168
Preferred stock dividend	(240)	(240)
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(8,277)	$(8,512)
Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(3.45)	$(3.00)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.69	0.06
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2.76)	$(2.94)
Basic weighted average shares used	2,916,145	2,812,048

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 11. NET LOSS PER SHARE  – (continued)

The following outstanding preferred shares, employee stock options and OP units that can be converted into common stock on a two for one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year Ended December 31,
	2010	2009
Preferred shares	55,172	55,172
Stock Options	58,750	58,750
OP Units	3,172,675	744,497
Total	3,286,597	858,419

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in the Company’s Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009
	(in thousands)
General and administrative	181	96
Total	$181	$96

As of December 31, 2010, approximately $0.4 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 2.4 years.

Valuation Assumptions

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the twelve month periods ending December 31, 2010 and 2009.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

The Company’s issued and outstanding stock options for the years ended December 31, 2010 and 2009 are fully vested and expensed.

The Company declared and paid cash dividends to common shareholders in 2003 but does not plan to pay cash dividends to common stock shareholders in the foreseeable future.

The fair value of each restricted stock award (RSA) is estimated on the date of grant based on the closing price of the Company’s stock on the grant date. Share-based compensation expense related to RSAs is recognized over the requisite service period.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 12. SHARE-BASED COMPENSATION  – (continued)

Equity Incentive Program

The Company grants incentive and nonqualified stock options and RSA’s to employees and directors under the Omnibus Stock Incentive Plan (“the Plan”). Stock options expire 10 years from the date they are granted and generally vest over service periods that range over three years. New shares are issued for options exercised and RSA’s released. RSA’s give the recipient the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to three years.

The Company has reserved 360,000 shares under the Plan. As of December 31, 2010 the Plan had issued 177,372 shares.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of RSAs	Weighted Average Grant-date fair value per Share
Balances at December 31, 2008	58,750	$11.97	14,174
Granted	—	$—	11,500	$9.67
Options Exercised	—	$—
Restricted Stock Award Releases			(5,662)
Forfeited/Expired	—	$—
Terminated/cancelled	—		—
Balances at December 31, 2009	58,750	$11.97	20,012
Granted	—	$—	28,500	$13.76
Options Exercised	—	$—
Restricted Stock Award Releases			(9,500)
Forfeited/Expired	—	$—
Terminated/cancelled	—		—
Balances at Dec 31, 2010	58,750	$11.97	39,012

The intrinsic value of RSA’s was $683,490 as of December 31, 2010. The intrinsic value and the intrinsic value of exercisable in-the-money options was approximately $0.5 million as of December 31, 2010. The aggregate intrinsic value of the options and restricted stock awards outstanding at December 31, 2010 represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.52 per share as of December 31, 2010, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of December 31, 2010.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 12. SHARE-BASED COMPENSATION  – (continued)

Options outstanding, vested and currently exercisable by exercise price at December 31, 2010 are as follows:

Exercise Prices		Number Outstanding and Exercisable	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price
			(in years)
$ 4.50	$6.10	25,000	3.50	$5.33
$ 9.13	$13.58	22,500	3.90	$10.32
$30.00	$30.00	11,250	1.04	$30.00
$ 5.40	$30.00	58,750

Information regarding vested and non vested RSA’s for the Plan during the twelve months ending December 31, 2010 is as follows:

	Number Outstanding	Weighted Average Grant-date fair value per Share
Non-vested instruments beginning of year	20,012	$10.72
Instruments vested during the year	9,500	$11.03
Non-vested instruments end of year	39,012	$12.86

Restricted Stock Awards

During the years ended December 31, 2010 and 2009, the Company granted 28,500 and 11,500 restricted stock awards to certain officers and employees, respectively. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock awards granted during the twelve months ended December 31, 2010 and 2009 was approximately $0.4 million and $0.1 million, respectively, which will be recognized over the vesting periods ranging from three to five years from the date of grant.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In February 2010, the Company filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under its insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against the Company in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by the Company for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50.0 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims. In January 2011, a one day mediation was held with respect to the lawsuit and both parties agreed to continue the mediation at a future date. No trial date has been set for this lawsuit. The Company can make no prediction as to the result of such litigation.

Certain other claims and lawsuits have arisen against the Company in its normal course of business including lawsuits by creditors with respect to past due accounts payable. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Some of the Company’s notes payable require that the Company maintain minimum cash and tangible net worth. The Company believes that it is in compliance with these requirements.

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 14. PREFERRED STOCK

The Company is authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, the Company issued 55,172 shares of the Preferred Stock to employees and/or directors Messrs. Carden, Galardi, and Brown (Also see Note 7 — Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of December 31, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $25,711 or $0.47 per preferred share.

NOTE 15. SUBSEQUENT EVENTS

On March 2, 2011, the Company filed an action against Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $0.5 million of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units which would be redeemable by Evergreen after June 30, 2011 for a number of shares of the Company's common stock (or, at the Company’s option, the cash equivelant) equal to the quotient obtained by dividing $8.0 million by the greater of the Company's share price or net asset value as of December 31, 2010. In its action, the Company is alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and is seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to the Company payments of at least approximately $0.6 million which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. The Company has subsequently paid all amounts due and payable under the note and therefore disputes the claim, denies that is obligated under the note and has itself filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

In March 2011, the Company entered into a purchase and sale agreement to sell its 7700 Irvine Center property located in Irvine, California. The buyer is currently performing due diligence on the property. The transaction is dependent of loan assumption approval by the mortgage lender on the property. The Company anticipates that the property will be sold in the second quarter of 2011. However, there can be no assurance that this transaction will occur.

NOTE 16. RESTATEMENT (UNAUDITED)

In connection with reviewing the January 2010 Evergreen transaction, the Company has determined that it should account for the transaction as the acquisition of a business and that several VIE’s should have been consolidated at periods through the nine months ended September 30, 2010

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 16. RESTATEMENT (UNAUDITED)  – (continued)

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of, and for the periods ended March 31, June 30 and Sept 30, 2010 (dollars in thousands except per share data):

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Three Months Ended Mar 31, 2010
Rental revenue	$8,183	—	$8,183
Third party management and transaction revenue	1,104	—	1,104
Total revenues	9,211	—	9,211
Property operating expense	3,625	—	3,625
Depreciation and amortization	3,570	191	3,761
Interest expense	3,400	—	3,400
Total expenses	12,217	191	12,408
Deferred income tax benefit	1,134	70	1,204
Net income attributable to non-controlling interests	(466)	32	(434)
Net income attributable to American Spectrum Realty, Inc.	509	(89)	420
Net income attributable to American Spectrum Realty, Inc. common stockholders	449	(89)	360
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$0.18	(0.03)	$0.15
Statement of Operations for the Three Months Ended June 30, 2010
Rental revenue	$7,603	489	$8,092
Third party management and transaction revenue	1,221	(19)	1,202
Total revenues	8,837	470	9,307
Property operating expense	3,913	(3)	3,910
Depreciation and amortization	3,579	496	4,075
Interest expense	3,524	214	3,738
Total expenses	13,532	707	14,239
Deferred income tax benefit	1,762	105	1,867
Net loss attributable to non-controlling interests	878	11	889
Net loss attributable to American Spectrum Realty, Inc.	(2,055)	(121)	(2,176)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,115)	(121)	(2,236)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.70)	(0.04)	$(0.74)

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 16. RESTATEMENT (UNAUDITED)  – (continued)

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Six Months Ended Jun 30, 2010
Rental revenue	$15,786	489	$16,275
Third party management and transaction revenue	2,235	71	2,306
Total revenues	18,048	470	18,518
Property operating expense	7,538	(3)	7,535
Depreciation and amortization	7,149	687	7,836
Interest expense	6,924	214	7,138
Total expenses	25,749	898	26,647
Deferred income tax benefit	2,896	175	3,071
Net loss attributable to non-controlling interests	412	43	455
Net loss attributable to American Spectrum Realty, Inc.	(1,546)	(210)	(1,756)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(1,666)	(210)	(1,876)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(.52)	(.07)	$(.59)
Statement of Operations for the Three Months Ended Sep 30, 2010
Rental revenue	$8,307	8,424	$16,731
Third party management and transaction revenue	973	(289)	684
Total revenues	9,420	8,135	17,555
Property operating expense	4,703	2,136	6,839
Depreciation and amortization	3,608	4,146	7,754
Interest expense	3,494	3,318	6,812
Total expenses	14,362	9,600	23,962
Deferred income tax benefit	1,697	105	1,802
Net loss attributable to non-controlling interests	1,092	1,241	2,333
Net loss attributable to American Spectrum Realty, Inc.	(2,153)	(119)	(2,272)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,213)	(119)	(2,332)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.73)	(.04)	$(0.77)

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 16. RESTATEMENT (UNAUDITED)  – (continued)

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Nine Months Ended Sep 30, 2010
Rental revenue	$24,093	8,913	$33,006
Third party management and transaction revenue	3,208	218	3,426
Total revenues	27,468	8,605	36,073
Property operating expense	12,241	2,133	14,374
Depreciation and amortization	10,757	4,833	15,590
Interest expense	10,418	3,532	13,950
Total expenses	40,111	10,498	50,609
Deferred income tax benefit	4,593	280	4,873
Net loss attributable to non-controlling interests	1,504	1,284	2,788
Net loss attributable to American Spectrum Realty, Inc.	(3,699)	(329)	(4,028)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(3,879)	(329)	(4,208)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(1.27)	(.09)	$(1.36)
Balance Sheet as of March 31, 2010
Real estate held for investment	$252,375	21,925	$274,300
Accumulated depreciation	(75,673)	(4)	(75,677)
Restricted cash	992	925	1,917
Deferred tax asset	8,348	70	8,418
Investments in unconsolidated real estate assets from related parties	—	375	375
Purchased intangibles subject to amortization	18,000	(4,713)	13,287
Goodwill	—	4,003	4,003
Prepaid and other assets, net	10,956	940	118,966
Total Assets	227,944	23,521	251,465
Notes payable	203,863	15,234	219,097
Accounts payable	6,377	75	6,452
Accrued and other liabilities	8,431	848	9,279
Total Liabilities	220,114	16,157	236,271
Accumulated deficit	(51,963)	(89)	(52,052)
Non-controlling interests	11,976	7,453	19,429
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(5,931)	(89)	(6,020)
Total Equity (Deficit)	6,045	7,364	13,409
Total Liabilities and Equity (Deficit)	$227,944	23,521	$251,465

AMERICAN SPECTRUM REALTY, INC.

Notes to Consolidated Financial Statements

NOTE 16. RESTATEMENT (UNAUDITED)  – (continued)

	As Previously Reported	Adjustment	Restated
Balance Sheet as of June 30, 2010
Real estate held for investment	$263,359	322,197	$585,556
Accumulated depreciation	(79,238)	(218)	(79,456)
Restricted cash	992	3,371	4,363
Tenant and other receivables, net of allowance for doubtful accounts	1,314	262	1,576
Deferred tax asset	10,146	175	10,321
Investments in unconsolidated real estate assets from related parties	1,386	141	1,527
Purchased intangibles subject to amortization	18,000	(4,994)	13,006
Goodwill	—	4,003	4,003
Prepaid and other assets, net	11,803	4,673	16,476
Total Assets	239,867	329,610	569,477
Notes payable	214,663	226,725	441,388
Accounts payable	6,125	3,227	9,352
Accrued and other liabilities	9,132	1,565	10,697
Total Liabilities	231,287	231,517	462,804
Accumulated deficit	(54,018)	(210)	(54,228)
Non-controlling interests	16,600	98,303	114,903
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(8,020)	(210)	(8,230)
Total Equity (Deficit)	8,580	98,093	106,673
Total Liabilities and Equity (Deficit)	$239,867	329,610	$569,477
Balance Sheet as of September 30, 2010
Real estate held for investment	$280,033	338,471	$618,504
Accumulated depreciation	(82,344)	(4,084)	(86,428)
Restricted cash	992	2,908	3,900
Tenant and other receivables, net of allowance for doubtful accounts	1,223	515	1,738
Deferred tax asset	11,883	280	12,163
Investments in unconsolidated real estate assets from related parties	142	129	271
Purchased intangibles subject to amortization	18,000	(5,275)	12,725
Goodwill	—	4,003	4,003
Prepaid and other assets, net	12,821	5,860	18,681
Total Assets	253,736	342,807	596,543
Notes payable	221,187	240,509	461,696
Accounts payable	8,408	4,315	12,723
Accrued and other liabilities	11,008	1,168	12,176
Total Liabilities	242,298	245,992	488,290
Accumulated deficit	(56,171)	(329)	(56,500)
Non-controlling interests	21,641	97,144	118,785
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(10,203)	(329)	(10,532)
Total Equity (Deficit)	11,438	96,815	108,253
Total Liabilities and Equity (Deficit)	$253,736	342,807	$596,543

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, are responsible for evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010, except as reported below.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

As discussed elsewhere in this 10-K, based on comments we received from the Securities and Exchange Commission on our Annual Report on Form 10-K for 2009 and our subsequent Quarterly Reports on Form 10-Q and subsequent discussions with the Commission, we have restated our condensed consolidated financial statements for the interim periods ending March 31, 2010, June 30, 2010 and September 30, 2010. The restatements reflect changes in our reporting of a business combination (which had previously been reported as an acquisition of assets) and changes in our accounting for certain interests which we have now determined to be variable interest entities. We believe that our initial reporting was based on a good faith reliance on expert advice which we now believe to have been in error.

After our receipt of the comments and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of their assessment, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting, in connection with accounting for business combinations and variable interest entities. The Company’s management intends to take all necessary steps to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for business combinations and variable interest entities in the future, by retaining new expert consultants to review its accounting treatments, to more fully involve its Audit Committee in communicating with such expert consultants and to carefully validate that such treatments are in full alignment with U.S. GAAP. The Company believes that these remedial actions will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2011 for its annual stockholder’s meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2011 for its annual stockholder’s meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2011 for its annual stockholder’s meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2011 for its annual stockholder’s meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2011 for its annual stockholder’s meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements and Supplementary Data

The following financial statements are included herein under Item 8 of this report:

On October 12, 2010, a report on Form 8-K was filed with respect to Item 8.01.

On November 23, 2010, a report on Form 8-K was filed with respect to Item 8.01.

(b) Exhibits

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2010
Allowance for loss on purchased intangibles(1)	$—	$3,387	$—	$3,387
Year Ended December 31, 2009
Allowance for loss on purchased intangibles	$—	$—	$—	$—
Year Ended December 31, 2010
Allowance for doubtful accounts	$701	$703	$983	$421
Year Ended December 31, 2009
Allowance for doubtful accounts	$371	$932	$602	$701

(1)	Impairment expense of $3,387 related to purchased intangibles where the Company’s contractual relationships were terminated or modified by some of the entities that owned some of the third party properties it managed.

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		INITIAL COST TO COMPANY(1)		COST CAP. SUBSEQ. TO ACQ(2)	GROSS AMOUNT CARRIED AT DECEMBER 31, 2010(3)
DESCRIPTION	ENCUMB.	LAND	BLDS & IMPR	IMPR.	LAND	BLDS & IMPR	TOTAL
Real Estate Held for Investment
Creekside	5,747	2,790	6,460	508	2,790	6,968	9,758
Bristol Bay	6,792	1,620	7,880	1,618	1,620	9,498	11,118
Daimler Chrysler	45,000	9,150	40,390	5,748	9,150	46,138	55,288
Northwest	5,312	1,550	5,230	2,071	1,550	7,301	8,851
16350 Park Ten	4,886	1,174	5,324	669	1,174	5,993	7,167
16360 Park Ten	3,829	900	4,192	827	900	5,019	5,919
800 Sam Houston	2,264	1,000	1,121	738	1,000	1,859	2,859
888 Sam Houston	2,264	500	892	474	500	1,366	1,866
5450 NW Central	2,585	854	2,622	771	854	3,393	4,247
12000 Westheimer	4,203	1,878	2,432	1,424	1,878	3,856	5,734
8100 Washington	2,156	600	2,317	590	600	2,907	3,507
8300 Bissonnet	4,484	1,400	3,990	517	1,400	4,507	5,907
Pacific Spectrum	5,191	1,460	6,880	1,869	1,460	8,749	10,209
11500 NW Frwy	4,298	2,278	3,621	607	2,278	4,228	6,506
6677 Gessner	8,545	2,375	9,504	3	2,375	9,507	11,882
2855 Mangum	3,915	2,134	3,300	269	2,134	3,569	5,703
Gray Falls	3,064	670	1,956	395	670	2,351	3,021
2401 Fountainview	11,967	3,500	13,451	1,053	3,500	14,504	18,004
1501 Mockingbird	3,189	1,000	3,583	81	1,000	3,664	4,664
6420 Richmond	6,286	3,384	3,039	367	3,384	3,406	6,790
6430 Richmond	2,127	1,645	2,116	308	1,645	2,424	4,069
Fountainview Office	13,392	6,900	9,612	453	6,900	10,065	16,965
2620 – 2630 Fountain	5,350	5,300	1,868	2	5,300	1,870	7,170
Office Total	156,846	54,062	141,780	21,362	54,062	163,142	217,204
Southwest Pointe	2,671	1,800	1,530	538	1,800	2,068	3,868
Morenci	1,632	790	2,680	141	790	2,849	3,639
Technology	7,091	580	9,360	144	580	9,504	10,084
8 Centre	2,820	1,711	2,297	86	1,711	2,383	4,094
Beltway Industrial	17,170	3,829	14,764	298	3,829	15,062	18,891
Industrial Total	31,384	8,710	30,631	1,207	8,710	31,866	40,576
Windrose	2,612	1,100	2,440	232	1,100	2,672	3,772
Retail Ctr Total	2,612	1,100	2,440	232	1,100	2,672	3,772
Sabo Road	1,974	535	1,696	520	535	2,216	2,751
Self Storage Total	1,974	535	1,696	520	535	2,216	2,751
Campus Court	—	—	—	—	—	—	—
Apartments Total	—	—	—	—	—	—	—
ASR, Inc. – FF&E		—	138	460	—	598	598
FF&E Total	—	—	138	460	—	598	598
Combined Total	192,816	64,407	176,685	23,781	64,407	200,494	264,901
Corporate	21,227
ASR owned totals	214,043				64,407	200,494	264,901
VIE totals Note 3	268,776						381,353
Balance Sheet	482,819						646,254

AMERICAN SPECTRUM REALTY, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010
(dollars in thousands)

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Office Properties:
Creekside, CA	3,782	1984	2001	5 – 40
Bristol Bay, CA	5,095	1988	2001	5 – 40
7700 Irvine Center, CA	25,934	1989	2001	5 – 40
Northwest Corporate Center, MO	3,879	1983 – 1987	2001	5 – 40
16350 Park Ten, TX	3,129	1979	2002	5 – 40
16360 Park Ten, TX	2,615	1981	2002	5 – 40
800 Sam Houston Parkway, TX	989	1980	2004	5 – 40
888 Sam Houston Parkway, TX	803	1979	2002	5 – 40
5450 Northwest Central, TX	1,548	1979	2003	5 – 40
12000 Westheimer, TX	1,863	1981	2003	5 – 40
8100 Washington, TX	1,200	1980	2003	5 – 40
8300 Bissonnet, TX	1,898	1981	2003	5 – 40
Pacific Spectrum, AZ	5,118	1986	2001	5 – 40
11500 NW Freeway, TX	1,673	1983	2004	5 – 40
14741 Yorktown, TX	2,665	1996	2006	5 – 40
2855 Mangum, TX	1,177	1979	2006	5 – 40
2470 Gray Falls Drive, TX	947	1983	2006	5 – 40
2401 Fountain View, TX	4,508	1980	2006	5 – 40
1501 Mockingbird, TX	994	1981	2006	5 – 40
6420 Richmond Atrium, TX	966	1979	2006	5 – 40
6430 Richmond Atrium, TX	722	1974	2006	5 – 40
Fountain View Place, TX	1,722	1979	2008	5 – 40
2620 – 2630 Fountain View, TX	23	1976	2010	5 – 40
Office Total	$73,250
Industrial Properties:
Southwest Point, TX	1,121	1972	2001	5 – 40
Morenci, Professional Park, IN	1,449	1975 – 1979	2001	5 – 40
Technology, TX	4,400	1986	2001	5 – 40
Beltway Industrial, TX	3,372	1999	2007	5 – 40
Northwest Spectrum, TX	729	2004	2007	5 – 25
Industrial Total	$11,071
Retail Properties:
Windrose, TX	837	2005	2007	5 – 25
Retail Total	$837
Self-Storage Property:
Sabo Road, TX	39	2006	2010	39
Self-Storage Total	$39			39
Development Land and Other:
11755 West Little York, TX	—	—	2007	N/A
American Spectrum Realty – FF&E	447	—	—	3 – 5
Other Total	$447
Combined Total	$85,644

(1)	Initial cost and date acquired, where applicable.
(2)	Costs capitalized are offset by retirements and write-offs.
(3)	The aggregate cost for federal income tax purposes is $164,852.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010
(Dollars in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2010	2009
Rental Property:
Balance at beginning of year	$251,336	$249,651
Additions during year:
Property acquisitions and additions	13,565	1,685
Retirements	—	—
Balance at end of year	$264,901	$251,336
Accumulated Depreciation:
Balance at beginning of year	$72,404	$59,160
Additions during year:
Depreciation	13,240	13,244
Retirements	—	—
Balance at end of year	$85,644	$72,404

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC
By: American Spectrum Realty Inc.,
Date: March 31, 2011	/s/ William J. Carden William J. Carden Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2011	/s/ G. Anthony Eppolito G. Anthony Eppolito Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Date: March 31, 2011	/s/ Timothy R. Brown Timothy R. Brown Director
Date: March 31, 2011	/s/ William W. Geary, Jr. William W. Geary, Jr. Director
Date: March 31, 2011	/s/ Presley E. Werlein, III Presley E. Werlein, III Director
Date: March 31, 2011	/s/ John N. Galardi John N. Galardi Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006
3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009
4.1	Form of Stock Certificate(1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund(1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II(1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III(1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84(1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V(1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P.(1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors — Two, L.P.(1)
10.9	Omnibus Stock Incentive Plan(1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P.(1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P.(1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C.(1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C.(1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C.(1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P.(1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C.(1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C.(1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C.(1)
10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc.(1)
10.20	Form of Restricted Stock Agreement(1)
10.21	Form of Stock Option Agreement (Incentive Stock Options)(1)
10.22	Form of Stock Option Agreement (Directors)(1)

Exhibit No.	Exhibit Title
10.23	Form of Stock Option Agreement (Non-Qualified Options)(1)
10.24	Form of Indenture Relating to Notes(1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc.(1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc.(1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P.(1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C.(1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C.(1)
10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc.(1)
10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002
10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)
10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002
10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Exhibit Title
10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
10.44	Purchase Agreement dated December 15, 2009 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009
10.45	Letter Agreement to Purchase Agreement dated December 18, 2009 between the Company and Evergreen Parties (First Amendment to Purchase Agreement) incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009
10.46	Second Amendment to Purchase Agreement dated January 17, 2010 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009
21	Significant Subsidiaries of the Company
23.1	EEPB, PC Consent — Form 10-K
23.2	Hein & Associates, LLP Consent — Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.

SUBSIDIARIES OF THE COMPANY

Corporations	State of Organization
American Spectrum Management Group, Inc.	Delaware
Limited Partnerships
American Spectrum Realty Operating Partnership, L.P.	Delaware
ASR Park Ten 350, L.P.	Texas
ASR Park Ten 360, L.P.	Texas
ASR 2401 Fountainview, L.P	Delaware
ASR 2620-2630 Fountainview, LP	Delaware
ASR 5450 NW, L.P.	Delaware
ASR 5850 San Felipe, L.P.	Delaware
ASR 6677 Gessner, L.P.	Delaware
ASR 11500 NW, L.P.	Delaware
ASR Washington, L.P.	Texas
ASR-8 Centre, L.P.	Delaware
ASR-1501 Mockingbird, L.P.	Delaware
ASR-2855 Mangum, L.P.	Delaware
ASR-6420 Richmond Atrium, L.P.	Delaware
ASR-6430 Richmond Atrium, L.P.	Delaware
ASR-Beltway Industrial, L.P.	Delaware
ASR-Fountain View Place, L.P.	Delaware
ASR-Parkway One & Two, L.P.	Delaware
ASR-West Gray, L.P.	Delaware
ASR-Windrose, L.P.	Delaware
Nooney Rider Trail, L.P.	Delaware
Sierra Pacific Development Fund II, L.P.	Delaware
Sabo Road Acquisitions, LP	Delaware
Limited Liability Companies
American Spectrum Holdings (Washington), LLC	Delaware
American Spectrum Investments, LLC	Delaware
American Spectrum Realty Advisors, LLC	Delaware
American Spectrum Realty Management, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware
American Spectrum Realty-2855 Mangum, LLC	Delaware
American Spectrum Realty-6420 Richmond Atrium, LLC	Delaware
American Spectrum Realty-6430 Richmond Atrium, LLC	Delaware
American Spectrum Realty 5850 San Felipe, LLC	Delaware
American Spectrum Realty 5450 NW, LLC	Delaware
American Spectrum Realty 11500 NW, LLC	Delaware
American Spectrum Realty-8 Centre, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware

Corporations	State of Organization
American Spectrum Realty-6420 Richmond, LLC	Delaware
American Spectrum Realty-6430 Richmond, LLC	Delaware
American Spectrum Realty-Beltway Industrial, LLC	Delaware
American Spectrum Realty-Fountain View Place, LLC	Delaware
American Spectrum Realty-Parkway One & Two, LLC	Delaware
American Spectrum Realty-Windrose, LLC	Delaware
ASR 2401 Fountainview, LLC	Delaware
ASR 2620-2630 Fountainview GP, LLC	Delaware
ASR 6677 Gessner, LLC	Delaware
ASR Centennial Park, LLC	Delaware
ASR-Newport, L.L.C.	Delaware
ASR NRT, LLC	Delaware
ASR-Risk Management, L.L.C.	Delaware
ASR-West Gray, LLC	Delaware
Back Bay, LLC	Delaware
Centennial Park Kansas, LLC	Delaware
McDonnell Associates, LLC	Delaware
Nooney Income Fund II, LLC	Delaware
Nooney Real Property Investors Two, LLC	Delaware
Pacific Spectrum, LLC	Arizona
Sabo Road Manager, LLC	Delaware
Seventy Seven, LLC	Delaware
Sierra Creekside, LLC	Delaware
Sierra Pacific Development Fund II, LLC	Delaware
Sierra Pacific Development Fund, LLC	Delaware
Sierra Southwest Pointe, LLC	Delaware
Tampa Ocala Acquisitions, LLC	Delaware
Partnerships
Sierra Creekside Partners	California
Sierra Mira Mesa Partners	California