Form 10-Q/A
period 2010-03-31
AMERICAN SPECTRUM REALTY INC
filed 2011-05-13
CIK 1121783

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) for the three months ended March 31, 2010 and March 31, 2009 is being filed to account for the Company’s January 2010 Evergreen transaction as the acquisition of a business and to consolidate a variable interest entity (“VIE”) in which the Company is the primary beneficiary.

As discussed in Note 13, “Restatement,” of the notes to the accompanying Consolidated Condensed Financial Statements in this Form 10-Q/A, the correction of this error from previously reported information for the three months ended March 31, 2010 has resulted in a change in the Company’s Consolidated Condensed Financial Statements and related notes along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations discussion.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009 and subsequent filings with the Securities and Exchange Commission (the “SEC”).  In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certificates from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2010 (Restated)	December 31, 2009

ASSETS

Real estate held for investment (includes $21,777 from consolidated VIE at Mar 31, 2010)	$274,300	$251,336
Accumulated depreciation	(75,677)	(72,404)
Real estate held for investment, net (includes $21,777 from consolidated VIE at Mar 31, 2010)	198,623	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	5,058	462
Restricted cash (includes $925 from consolidated VIE at Mar 31, 2010)	1,917	992
Tenant and other receivables, net of allowance for doubtful accounts of $767 and $701, respectively	1,896	891
Deferred rents receivable	1,992	1,883
Deferred tax asset	8,418	8,813
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	375	-
Purchased intangibles subject to amortization	13,287	-
Goodwill	4,003	-
Prepaid and other assets, net (includes $940 from consolidated VIE at Mar 31, 2010)	11,896	12,749
Total Assets	$251,465	$215,086

LIABILITIES

Liabilities:
Notes payable (includes $15,234 from consolidated VIE at Mar 31, 2010)	$219,097	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable (includes $75 from consolidated VIE at Mar 31, 2010)	6,452	5,070
Liabilities related to insurance claims	1,443	1,474
Accrued and other liabilities (includes $848 from consolidated VIE at Mar 31, 2010)	9,279	9,520
Total Liabilities	236,271	216,075

Commitments and Contingencies (Note 10):

Non-controlling interest classified as temporary equity	1,785	3,962

Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,394,206 and 3,291,310 shares, respectively; outstanding, 2,922,794 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,092	48,546
Accumulated deficit	(52,052)	(52,472)
Treasury stock, at cost, 471,412 and 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(6,020)	(6,987)
Non-controlling interests	19,429	2,036
Total Equity (Deficit)	13,409	(4,951)

Total Liabilities and Equity (Deficit)	$251,465	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
REVENUES:
Rental revenue	$8,183	$8,440
Third party management and leasing revenue	964	17
Interest and other income	64	8
Total revenues	9,211	8,465

EXPENSES:
Property operating expense	3,625	3,893
Corporate general and administrative	1,622	870
Depreciation and amortization	3,761	3,597
Interest expense	3,400	3,295
Total expenses	12,408	11,655

Loss from continuing operations before deferred income tax benefit	(3,197)	(3,190)

Deferred income tax benefit	1,204	1,110

Loss from continuing operations	(1,993)	(2,080)

Discontinued operations:
Income from operations	173	45
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(16)
Income from discontinued operations	2,847	29

Net income (loss), including noncontrolling interests	$854	$(2,051)

Plus: Net (income) loss attributable to noncontrolling interests	(434)	250

Net income (loss) attributable to American Spectrum Realty, Inc.	420	(1,801)

Preferred stock dividend	(60)	(60)

Net income (loss) attributable to American Spectrum Realty, Inc. common stockholders	$360	$(1,861)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.56)	$(0.65)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.71	0.01
Net income (loss) attributable to American Spectrum Realty, Inc. common stockholders	$0.15	$(0.64)

Basic and diluted weighted average shares used	2,854,196	2,795,330

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,591)	$(1,827)
Income from discontinuing operations	$2,011	$26
Net income (loss)	$360	$(1,861)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2009 (audited)	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock dividend		1,645,655			18	(18)	-	-	-
Conversion of operating partnership units to common stock		102,896	(211)	-	-	211	-	-	-
Issuance of operating partnership units		-	8,000	-	-	-	-	-	8,000
Consolidation of VIE			7,485	-	-	-	-	-	7,485
Acquisition of non-controlling interest in the operating partnership			(10)	-	-	-	-	-	(10)
Reclassification of non-controlling interest from temporary equity			2,177	-	-	-	-	-	2,177
Reclassification of non-controlling interest to additional paid-in capital			(370)	-	-	370	-	-	-
Distributions to non-controlling interests			(112)	-	-	-	-	-	(112)
Non-controlling interests share of income			434	-	-	-	-	-	434
Preferred stock dividends			-	-	-	(60)	-	-	(60)
Stock-based compensation			-	-	-	26	-	-	26
Net income			-	-	-	-	420	-	420
Balance, March 31, 2010 (unaudited)	55,172	3,394,206	$19,429	$1	$34	$49,092	$(52,052)	$(3,095)	$13,409

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2010 (Restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$854	$(2,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,769	3,712
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	437	(1,094)
Deferred rental income	(107)	(62)
Stock-based compensation expense	26	20
Amortization of note payable premium, included in interest expense	-	(11)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(798)	(314)
Increase (decrease) in accounts payable	792	(217)
Decrease in prepaid and other assets	1,683	1,706
Decrease in accrued and other liabilities	(1,801)	(2,137)
Net cash provided by (used in) operating activities:	540	(448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	10,166	-
Capital improvements to real estate assets	(1,044)	(878)
Advance to third party	(200)	-
Proceeds received related to insurance claims	-	1,350
Payments for damages related to insurance claims	(31)	(742)
Net cash provided by (used in) investing activities:	8,891	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,250	-
Repayment of borrowings – property sales	(5,317)	-
Repayment of borrowings – scheduled payments	(580)	(599)
Acquisition of non-controlling interest in the operating partnership	(10)	-
Dividend payments to preferred stockholders	(43)	-
Distributions to non-controlling interests	(135)	-
Net cash used in financing activities:	(4,835)	(599)

Increase (decrease) in cash and cash equivalents	4,596	(1,317)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$5,058	$775

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,931	$3,401
Cash paid for income taxes	40	19

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

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010.  The adoption of this guidance had an impact on the Company’s consolidated financial statements, see Note 4. “Variable Interest Entities” for details regarding the impact of adoption.

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

Variable Interest Entity

We have one variable interest entity (“VIE”) where we are the primary beneficiary for accounting purposes.  We own an insignificant interest in the VIE, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.  See Note 4. “Variable Interest Entity”.

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

VARIABLE INTEREST ENTITIES

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a VIE and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity.  Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE.  We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both.  We use this analysis to determine which VIE’s should be consolidated for financial accounting purposes.   The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.

Upon de-consolidation of a VIE, we will disclose the following:

•	the amount of any gain or loss recognized as the result of removal of the VIE’s assets, liabilities, and equity from our balance sheet;
•	the portion of any gain or loss related to the re-measurement to fair value of any retained investment in the VIE being derecognized;
•	the financial statement line item where the gain or loss relating to de-consolidation of the VIE is de-consolidated;
•	the nature of our continued involvement (if any) with the former VIE or the entity acquiring the VIE after de-consolidation, and;
•	whether the de-consolidation transaction occurs with a related party or if the transaction will cause the VIE to be a related party after de-consolidation.

NOTE 3.  ACQUISITION AND DISPOSITION ACTIVITIES

Acquisition of Property Management and Asset Management Contracts

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates ("Evergreen") for a total of approximately 80 separate properties, pending receipt of all required approvals for the acquisition; until such approvals are received, the Company is managing the properties and assets under subcontract from Evergreen.  The Company also acquired from Evergreen (i) Evergreen's interest as the manager of limited liability companies which have invested in 27 of the managed properties (in eight of which it has also acquired an equity interest); (ii) Evergreen's interest as the general partner of limited partnerships which have invested in four of the managed properties (in none of which it acquired an equity interest), and (iii) direct tenant-in-common interests in two properties.  The Evergreen-managed properties consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds.  The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010 and certain costs incurred.  See Note 13. “Restatement” for additional information regarding the Evergreen acquisition.

The Company focuses on acquisition candidates that build upon its national property management portfolio.  The acquisition of the Evergreen property management and property management contracts significantly increased the Company’s third party management presence in the continental United States.  The allocation of the purchase price for these assets is as follows:

	Remaining	Fair
Asset Class	Useful Life	Value
		(in thousands)
Tangible Assets:
Fractional Real Estate Interests	Various	$375
Furniture, fixtures and equipment	Various	148
Total tangible assets acquired		523

Intangible Assests:
Property management contracts	12	13,474
Goodwill, including assembled workforce	-	4,003
Total intangible assets acquired		17,477

Total purchase price		$18,000

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

The consideration paid for the acquisition of the Evergreen property management and asset management contracts is as follows:

Fair
Consideration	Value
(in thousands)
Promissory Note	$9,500
Issuance of 1.6 million operating partnership units	8,000
Assumption of debt	500
Total consideration	$18,000

The Company completed the Evergreen acquisition by assuming $0.5 million of Evergreen payables, issuing 1.6 million OP units with redemption terms that are different from the Company's other OP Units (the "Evergreen OP Units") and issuing a $9.5 million promissory note.  The promissory note is an obligation of American Spectrum Realty Management, LLC, a subsidiary, which matures on December 31, 2019 and bears an annual interest rate of 5.0%.

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

The following unaudited pro forma statement of operations for the three months ended March 31, 2010 has been prepared to give effect to the acquisition of assets and management contracts with the corresponding consolidation of a VIE, as described in Note 4 - Variable Interest Entity, assuming that these events occurred on January 1, 2010. The pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the period presented, nor do they intend to be a projection of future results of operations. Reliable information to provide pro forma financial disclosure on the Evergreen acquisition for the three months ended March 31, 2009 is currently unavailable and impracticable to prepare.  Therefore, such pro forma financial information has not been included.

The pro forma information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including without limitations, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Evergreen’s tangible and intangible assets resulting from the acquisition plus consolidation of the VIE as if such consolidation had occurred as of January 1, 2010. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

Pro forma statement of operations (unaudited)
For the three months March 31, 2010
(in thousands)
Total Revenue	$9,837
Total Expenses	(13,091)

Net Income before Non-controlling Interest & Tax	(3,254)

Discontinued Operations	2,847
Deferred Tax Benefit	1,244
Non-Controlling Interest	(517)
Proforma net income	$320

The accompanying financial statements include the operations of Evergreen and the consolidated VIE from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies.  A summary of the effect on operations follows:

Evergreen component of the consolidated statement of operations
For the three months ended March 31, 2010 (unaudited)
(in thousands)
Total Revenue	$831
Total Expenses	(876)

Net Loss before Noncontrolling Interest & Tax	(45)

Deferred Tax Benefit	16
Non-Controlling Interest	10
Evergreen component of net loss	$(19)

Amortization expense was $0.2 million for the three months ended March 31, 2010. Amortization expense will be $1.18 million per year for the next five years ending December 31.

See Note 4. “Variable Interest Entity” for additional information on the consolidated VIE.

Property Dispositions

5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was sold on March 31, 2010.  The sale generated proceeds of approximately $5,200,000.  The proceeds will be used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce debt, payables and for other investments.  The transaction generated a gain on sale before income tax expense of approximately $4,300,000.

NOTE 4.  VARIABLE INTEREST ENTITY

We have identified one variable interest entity where we are the primary beneficiary for accounting purposes since (a) we have the power to direct the activities that most significantly impact the entity’s economic performance such as; sign and enter into leases; set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits, and (b) the ability to receive fees that are significant to the property and a track record of funding any deficit cash flows.  As a result, this entity was consolidated in the condensed consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by us as non-controlling interests in the condensed consolidated balance sheets.

The entity being consolidated owns a 125,006 square foot commercial property located in Ohio.  The entity is generally self-financed through cash flows from property operations.  We own an insignificant interest in the VIE, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.

The carrying amounts associated with this entity, after eliminating the effect of intercompany transactions, were as follows (in thousands):

March 31,
Variable interest entity amounts	2010
(unaudited)
Assets
Restricted Cash	$925
Fixed Assets, net of depreciation	21,777
Other Assets	940
Total Assets	$23,642

Liabilities
Accounts payable	75
Notes payable	15,234
Other liabilities	848
Total liabilities	$16,157

Variable interest entity net carrying amount	$7,485

At March 31, 2010, the liabilities in the above table are solely the obligations of the VIE and are not guaranteed by the Company. The Company does not have the ability to leverage the assets of the above identified VIE for the purpose of providing cash to the Company. The debt is solely secured by the property of the VIE.

During the three months ended March 31, 2010, we did not provide to or receive loans from to the VIE that has been consolidated.  We do not believe we have significant exposure to losses related to the VIE.

See Note 3. “Acquisition and Disposition Activities” for additional information on the business combination.

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

NOTE 6.  NOTES PAYABLE, NET OF PREMIUM

The Company had the following notes payable outstanding as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Corporate – Secured (1)	2/7/2010	1,950	7.50%	1,950	7.50%
Corporate – Unsecured	5/31/2010	500	11.00%	500	11.00%
Pacific Spectrum	6/10/2010	5,234	8.02%	5,248	8.02%
1501 Mockingbird/6430 Richmond	9/21/2010	890	8.75%	890	8.75%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Secured	12/4/2010	992	4.50%	992	4.50%
Fountain View Place (2)	4/29/2011	1,377	10.00%	1,423	10.00%
Bristol Bay	8/1/2011	6,869	7.58%	6,899	7.58%
Technology	8/1/2011	7,114	7.44%	7,131	7.44%
Creekside	12/1/2011	5,788	7.17%	5,814	7.17%
16350 Park Ten Place	5/11/2012	4,442	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,481	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,565	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,408	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,153	7.45%	2,161	7.45%
Southwest Pointe	6/1/2012	2,699	7.33%	2,710	7.33%
16350 Park Ten Place	8/11/2012	490	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	384	7.45%	386	7.45%
Corporate-Secured (3)	3/5/2013	987	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,061	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	293	5.93%	295	5.93%
Morenci	7/1/2014	1,676	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,357	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,190	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,516	5.51%	4,527	5.51%
1501 Mockingbird	7/1/2015	3,232	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,619	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,610	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	12,090	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,343	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,352	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,479	6.50%	12,521	6.50%
Corporate-Secured (4)	12/31/2019	9,500	5.00%	-	-
	Subtotal	$179,991		$169,946
Variable Rate
Beltway Industrial (5)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured	5/31/2010	500	6.00%	500	6.00%
Northwest Spectrum	4/19/2012	2,960	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,742	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,872		$23,974
ASR Notes Payable	Total	$203,863		$193,920
VIE Note Payable – See Note 4		$15,234		$-
Balance Sheet Notes Payable	Total	$219,097		$193,920

(1)	The Company is currently negotiating a maturity extension on the note with the lender.

(2)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(3)	Represents bank loan in the amount of $1,000,000 obtained in March 2010.

(4)	Represents promissory note issued by the Company in January 2010 in connection with the Evergreen acquisition.

(5)	The loan contains two one-year extension options. The extension options are contingent upon satisfaction of certain terms and conditions required by the lender.

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

The following represents the effects of changes in the Company’s ownership interest in the OP and in the two single purpose Limited Partnerships on the Company’s equity for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income (loss) attributable to the Company	$509	$(1,801)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$211	$314
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity equity sale of consolidated partnership interests	$370	-
Net transfers from noncontrolling interests	$581	$314
Change from net income (loss) attributable to the Company on exchange of OP Units for shares of Common Stock and reclassification of preferred interest from temporary equity	$1,090	$(1,487)

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

On December 31, 2008, Company issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 9. “Related Party Transactions”).  Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock.  The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.  At of March 31, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $105,000.

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

NOTE 13. RESTATEMENT (UNAUDITED)

In connection with reviewing the January 2010 Evergreen transaction, the Company has determined that it should correct an error and account for the transaction as the acquisition of a business and a VIE in which the Company is the primarily beneficiary should have been consolidated as of, for the three months ended March 31, 2010.  See Note 3. “Acquisition and Disposition Activities” for information on the Evergreen transaction and Note 4. “Variable Interest Entity” for information on the VIE.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Condensed Financial Statements as of, and for the period ended March 31, 2010 (dollars in thousands except per share data):

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Three Months Ended Mar 31, 2010

Rental revenue	$8,183	$-	$8,183
Third party management and transaction revenue	964	-	964
Interest and other income	64	-	64
Total revenues	9,211	-	9,211

Property operating expense	3,625	-	3,625
Corporate general and administrative	1,622	-	1,622
Depreciation and amortization	3,570	191	3,761
Interest expense	3,400	-	3,400
Total expenses	12,217	191	12,408

Loss from continuing operations before deferred income tax benefit	(3,006)	(191)	(3,197)

Deferred income tax benefit	1,134	70	1,204

Loss from continuing operations	(1,872)	(121)	(1,993)

Income from discontinued operations	2,847	-	2,847

Net income (loss), including non-controlling interests	975	(121)	854

Net income attributable to non-controlling interests	(466)	32	(434)

Net income attributable to American Spectrum Realty, Inc.	509	(89)	420

Preferred stock dividend	(60)	-	(60)

Net income attributable to American Spectrum Realty, Inc. common stockholders	449	(89)	360

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(0.53)	(0.03)	(0.56)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	.71	-	.71
Net income attributable to American Spectrum Realty, Inc. common stockholders	$0.18	$(0.03)	$0.15

Balance Sheet as of March 31, 2010

Real estate held for investment	$252,375	$21,925	$274,300
Accumulated depreciation	(75,673)	(4)	(75,677)
Cash and cash equivalents	5,058	-	5,058
Restricted cash	992	925	1,917
Tenant and other receivables, net of allowance for doubtful accounts	1,896	-	1,896
Deferred rents receivable	1,992	-	1,992
Deferred tax asset	8,348	70	8,418
Investment in management company	4,000	-	4,000
Investments in unconsolidated real estate assets from related parties	-	375	375
Purchased intangibles subject to amortization	18,000	(4,713)	13,287
Goodwill	-	4,003	4,003
Prepaid and other assets, net	10,956	940	11,896
Total Assets	$227,944	$23,521	$251,465

Notes payable	$203,863	$15,234	$219,097
Accounts payable	6,377	75	6,452
Liabilities related to insurance claims	1,443	-	1,443
Accrued and other liabilities	8,431	848	9,279
Total Liabilities	$220,114	$16,157	$236,271

Non-controlling interest classified as temporary equity	$1,785	-	$1,785

Equity:
Preferred stock	$1	$-	$1
Common stock	34	-	34
Additional paid-in capital	49,092	-	49,092
Accumulated deficit	(51,963)	(89)	(52,052)
Treasury stock	(3,095)	-	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(5,931)	(89)	(6,020)
Non-controlling interests	11,976	7,453	19,429
Total Equity	6,045	7,364	13,409
Total Liabilities and Equity	$227,944	$23,521	$251,465

Statement of Cash Flows for the Three Months Ended March 31, 2010

Net cash provided by operating activities	$540	-	$540
Net cash provided by investing activities	8,891	-	8,891
Net cash used in financing activities	(4,835)	-	(4,835)
Increase in cash and cash equivalents	4,596	-	4,596
Cash and cash equivalents, beginning of period	462	-	462
Cash and cash equivalents, end of period	5,058	-	5,058

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of March 31, 2010, held an interest of 73.34% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment in the first quarter of 2011 (Also see Note 3 of the Company’s Accompanying Consolidated Financial Statements).

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

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.  The Company utilizes third-party valuation companies to help determine certain fair value estimates used for assets and liabilities.

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

Variable Interest Entity Accounting

The Company has relationships with many different types of entities; some of those entities are Variable Interest Entities (VIEs).  We consolidate any VIE for which we are the primary beneficiary.  We analyze our variable interests, including equity investments, guarantees, management agreements and advances, to determine if an entity in which we have a variable interest is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the estimated future cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including decision-making ability and relevant financial agreements. All of these factors are highly subjective and require significant judgment on the part of management.

Upon de-consolidation of a VIE, we will disclose the following:

•	the amount of any gain or loss recognized as the result of removal of the VIE’s assets, liabilities, and equity from our balance sheet;
•	the portion of any gain or loss related to the re-measurement to fair value of any retained investment in the VIE being derecognized;
•	the financial statement line item where the gain or loss relating to de-consolidation of the VIE is de-consolidated;
•	the nature of our continued involvement (if any) with the former VIE or the entity acquiring the VIE after de-consolidation, and;
•	whether the de-consolidation transaction occurs with a related party or if the transaction will cause the VIE to be a related party after de-consolidation.

RESULTS OF OPERATIONS

Discussion of the three months ended March 31, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	March 31,	March 31,	Variance
	2010 (restated)	2009	$	%
Rental revenue	$8,183,000	$8,440,000	$(257,000)	(3.1)%
Third party management and leasing revenue	964,000	17,000	947,000	5,570.6%
Operating expenses:
Property operating expenses	3,625,000	3,893,000	(268,000)	(6.9)%
General and administrative	1,622,000	870,000	752,000	86.4%
Depreciation and amortization	3,761,000	3,597,000	164,000	4.6%
Interest expense	3,400,000	3,295,000	105,000	3.2%

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

Depreciation and amortization.  Depreciation and amortization expense increased $164,000, or 4.6%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The increase was primarily due amortization of intangibles acquired in the January 2010 Evergreen transaction.

Interest expense.  Interest expense increased $105,000, or 3.2%, for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  The increase was primarily attributable to the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $99,000 during the first quarter of 2010.

Non-controlling interests. The share of income attributable to non-controlling interests was $434,000 for the three months ended March 31, 2010, compared to a share of loss attributable to non-controlling interests of $250,000 for the three months ended March 31, 2009.  The non-controlling interests represent i) unit holders in the Operating Partnership (other than the Company) that held, as of March 31, 2010 and March 31, 2009, a respective 27% and 12% partnership interest in the Operating Partnership as limited partners and ii) a 49% interest in two of the Company’s single purpose limited partnerships sold to a third party in September 2009, one of which was repurchased in April 2010.

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

The Company reported net income of $420,000 for the three months ended March 31, 2010 compared to a net loss of $1,801,000 for the three months ended March 31, 2009.  These results include the following non-cash items:

	Three Months Ended March 31,
	2010 (restated)	2009
Non-Cash Items:
Depreciation and amortization expense	$3,769	$3,712
Income tax benefit	437	(1,094)
Deferred rental income	(107)	(62)
Noncontrolling interests	434	(250)
Stock-based compensation expense	26	20
Amortization of loan premium	-	(11)

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

FUNDS FROM OPERATIONS

The Company believes that Funds From Operations (“FFO”) is a useful supplemental measure of its operating performance.  The Company computed FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002.  The White Paper defines FFO as net income or loss computed in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company believes that FFO is helpful to investors as a measure of performance of the Company because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  FFO is a non-GAAP financial measure.  FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.  FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to stockholders.  Further, FFO as disclosed by other companies may not be comparable to the Company's calculation of FFO.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010 (restated)	Three Months Ended March 31, 2009
Net income (loss) attributable to the Company	$420	$(1,801)
Depreciation and amortization from discontinued operations	8	115
Net income from discontinued operations	(2,847)	(29)
Deferred income tax benefit	(1,204)	(1,110)
Net income (loss) attributable to noncontrolling interests	434	(250)
Depreciation and amortization	3,761	3,597
FFO	$572	$522

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

AMERICAN SPECTRUM REALTY, INC.

Date: May 13, 2011	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ G. Anthony Eppolito
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