Form 10-Q
period 2011-03-31
AMERICAN SPECTRUM REALTY INC
filed 2011-05-16
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files. Yes☑  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☑ No

As of May 11, 2011, 2,966,294 shares of Common Stock ($.01 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS

Real estate held for investment (includes $407,851 and $381,354 from consolidated Variable Interest Entities (“VIE’s”), respectively)	$617,141	$646,255
Accumulated depreciation (includes $12,879 and $8,446 from consolidated VIE’s, respectively)	(75,155)	(94,090)
Real estate held for investment, net (includes $394,972 and $372,908 from consolidated VIE’s, respectively)	541,986	552,165

Real estate held for sale	30,588	-
Cash and cash equivalents	1,003	2,003
Restricted cash (includes $4,739 and $4,016 from consolidated VIE’s, respectively)	5,731	5,008
Tenant and other receivables, net of allowance for doubtful accounts of $401 and $421, respectively (includes $2,514 and $1,515 from consolidated VIE’s, respectively)	3,545	2,403
Deferred rents receivable	2,457	2,331
Purchased intangibles subject to amortization	8,701	9,060
Deferred tax asset	15,247	14,083
Goodwill	4,003	4,003
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	173	194
Notes receivable from related parties	2,000	2,000
Interest receivable from related parties	272	272
Accounts receivable from related parties	262	262
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $6,195 and $8,858 from consolidated VIE’s, respectively)	17,400	20,164
Total Assets	$637,782	$618,362

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $286,628 and $268,776 from consolidated VIE’s, respectively)	$455,405	$482,819
Liabilities related to real estate held for sale	48,914	-
Accounts payable (includes $4,287 and $5,734 from consolidated VIE’s, respectively)	13,414	16,292
Accounts payable to related parties	286	286
Accrued and other liabilities (includes $2,344 and $1,809 from consolidated VIE’s, respectively)	10,945	12,154
Total Liabilities	528,964	511,551

Commitments and Contingencies (Note10):

Equity:
American Spectrum Realty, Inc. stockholders’ deficit:
Preferred stock	1	1
Common stock	34	34
Additional paid-in capital	49,260	49,067
Accumulated deficit	(62,548)	(60,509)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ deficit	(16,348)	(14,502)
Non-controlling interests	125,166	121,313
Total Equity	108,818	106,811

Total Liabilities and Equity	$637,782	$618,362

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010 (Restated)
REVENUES:
Rental revenue	$17,741	$6,538
Third party management and leasing revenue	1,036	964
Interest and other income	139	64
Total revenues	18,916	7,566

EXPENSES:
Property operating expense	6,558	3,153
Corporate general and administrative	2,517	1,622
Depreciation and amortization	7,512	2,930
Interest expense	8,050	2,731
Impairment expense	150	-
Total expenses	24,787	10,436

Loss from continuing operations before deferred income tax benefit	(5,871)	(2,870)

Deferred income tax benefit	939	1,084

Loss from continuing operations	(4,932)	(1,786)

Discontinued operations:
Loss from operations	(787)	(153)
Gain on sale of discontinued operations	-	4,315
Income tax benefit (expense)	188	(1,522)
(Loss) income from discontinued operations	(599)	2,640

Net (loss) income, including non-controlling interests	$(5,531)	$854

Plus: Net income (loss) attributable to non-controlling interests	3,492	(434)

Net (loss) income attributable to American Spectrum Realty, Inc.	(2,039)	420

Preferred stock dividend	(60)	(60)

Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(2,099)	$360

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.58)	$(0.51)
(Loss) income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	(0.11)	0.66
Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(0.69)	$0.15

Basic and diluted weighted average shares used	2,961,294	2,854,196

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,773)	$(1,530)
(Loss) income from discontinuing operations	$(326)	$1,890
Net (loss) income	$(2,099)	$360

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY
 (In thousands, except share amounts)
(unaudited)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity

Balance, December 31, 2010 (unaudited)	55,172	3,422,706	$121,313	$1	$34	$49,067	(60,509)	$(3,095)	$106,811
Consolidation of VIE’s			9,241						9,241
De-consolidation of VIE			(145)						(145)
Distributions to non-controlling interests			(1,797)	-	-	-	-	-	(1,797)
Contributions from non- controlling interests			46	-	-	-	-	-	46
Non-controlling interests share of loss			(3,492)	-	-	-	-	-	(3,492)
Preferred stock dividends			-	-	-	(60)	-	-	(60)
Stock-based compensation		15,000	-	-	-	253	-	-	253
Net loss			-	-	-	-	(2,039)	-	(2,039)
Balance, March 31, 2011 (unaudited)	55,172	3,437,706	$125,166	$1	$34	$49,260	$(62,548)	$(3,095)	$108,818

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)
	Three Months Ended March 31,
	2011	2010 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,531)	$854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,225	3,769
Impairment expense	150	-
Gain on sale of real estate asset	-	(4,315)
Income tax (benefit) expense	(1,127)	437
Deferred rental income	(131)	(107)
Stock-based compensation expense	253	26
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(937)	(798)
Increase (decrease) in accounts payable	292	761
Decrease in prepaid and other assets	1,932	1,683
Increase (decrease) in accrued and other liabilities	17	(1,801)
Change in restricted cash	(518)	-
Net cash provided by operating activities:	2,625	509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	-	10,166
Capital improvements to real estate assets	(486)	(1,044)
Advance to third party	-	(200)
Net cash (used in) provided by investing activities:	(486)	8,922

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,300	1,250
Repayment of borrowings – property sales	-	(5,317)
Repayment of borrowings – scheduled payments	(1,309)	(580)
Repayment of borrowings – other	(3,467)	-
Acquisition of non-controlling interest in the operating partnership	-	(10)
Dividend payments to preferred stockholders	(17)	(43)
Contributions from non-controlling interests	46	-
Distributions to non-controlling interests	(1,692)	(135)
Net cash used in financing activities:	(3,139)	(4,835)

(Decrease) increase in cash and cash equivalents	(1,000)	4,596

Cash and cash equivalents, beginning of period	2,003	462

Cash and cash equivalents, end of period	$1,003	$5,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$-	$211
Issuance of operating partnership units in connection with Evergreen acquisition	-	8,000
Financing in connection with Evergreen acquisition	-	9,500
Conversion of accounts payable to notes payable	842	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$8,223	$3,931
Cash paid for income taxes	2	40

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

We provide comprehensive integrated real estate solutions for our own (controlling interests) property portfolio and the portfolios of our third party clients. We own and manage commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at March 31, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2011.

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

The financial statements include the accounts of the Operating Partnership, all subsidiaries of the Company, and VIE’s where the Company is the primary beneficiary. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

The Company accounts for unconsolidated real estate investments using the equity method of accounting. Accordingly, the Company’s share of earnings of these real estate investments is included in the consolidated results of operations.

The accompanying financial statements for the quarterly period ending March 31, 2010 have been restated.  Reference is made to our Form 10-Q/A for the quarterly period ending March 31, 2010 filed on May 13, 2011.

Certain prior year balances have been reclassified to conform to the current year presentation. Real estate designated as held for sale is presented as discontinued operations and the results of operations of these properties are included in income (loss) from discontinued operations.

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011 with additional policies and updates below.

VARIABLE INTEREST ENTITIES

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a Variable Interest Entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine which VIE’s should be consolidated for financial accounting purposes.  The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.

Upon de-consolidation, we will disclose the following:

•	the amount of any gain or loss recognized as the result of removal of the VIE’s assets, liabilities, and equity from our balance sheet;

•	the portion of any gain or loss related to the re-measurement to fair value of any retained investment in the VIE being de-consolidated;

•	the financial statement line item where the gain or loss relating to de-consolidation of the VIE is recognized;

•	the nature of our continued involvement (if any) with the former VIE or the entity acquiring the VIE after de-consolidation, and;

•	whether the de-consolidation transaction occurs with a related party or if the transaction will cause the VIE to be a related party after de-consolidation.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

Real estate assets held for sale.

In March 2011, we entered into a purchase and sale agreement to sell 7700 Irvine Center, a 209,343 square foot office property, located in Irvine, California.  The buyer has completed its due diligence on the property.  The transaction is dependent of loan assumption approval by the mortgage lender on the property.  We anticipate that the property will be sold in the second quarter of 2011 at a sales price of approximately $56.0 million.  However, there can be no assurance that this transaction will occur.

The carrying amount of 7700 Irvine Center at March 31, 2011 is summarized below:

March 31,
2011
(In thousands)
(Unaudited)
Real Estate	$29,391
Other	1,197
Real estate held for sale	$30,588

Note Payable	$45,000
Accounts payable	2,663
Accrued and other liabilities	1,251
Liabilities related to real estate held for sale	$48,914

Net (loss) income from discontinued operations.

Loss from discontinued operations of approximately $0.6 million for the three months ended March 31, 2011 represents the operations of 7700 Irvine Center.  Income from discontinued operations of approximately $2.6 million for three months ended March 31, 2010 includes the gain on sale of 5850 San Felipe and the operating results of 5850 San Felipe and 7700 Irvine Center.  5850 San Felipe, a 101,880 square foot office property located in Houston, Texas was sold on March 31, 2010. The consolidated statements of operations of discontinued operations are summarized below:

	Quarter Ended
	March 31,
	2011	2010
	(In thousands)
	(unaudited)
Rental Revenue	$976	$2,127
Expenses (1)	(1,763)	(2,280)
Loss from discontinued operations before gain on sale and income tax benefit (expense)	(787)	(153)
Gain on sale of discontinued operations	-	4,315
Income tax benefit (expense)	188	(1,522)
(Loss) income from discontinued operations	$(599)	$2,640

(1)
Includes interest expense of approximately $0.7 million and $0.8 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  Mortgage debt related to the property included in discontinued operations was individually secured.  As such, interest expense was based on the property’s respective debt.

We anticipate that short and long term cash flow will improve subsequent to the anticipated sale of 7700 Irvine Center.

NOTE 4 - VARIABLE INTEREST ENTITIES

We have identified multiple variable interest entities where we are the primary beneficiary for accounting purposes since (a) we have the power to direct the activities that most significantly impact each entity’s economic performance such as; sign and enter into leases; set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits and (b) the ability to receive fees that are significant to the property and a history of funding any deficit cash flows. As a result, these entities were consolidated in the condensed consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by us as non-controlling interests in the condensed consolidated balance sheets. The entities being consolidated include fourteen self storage properties, three multifamily properties, five student living properties and ten commercial properties.  This represents an increase of three self storage properties and one each of multifamily and commercial properties as compared to the year ended December 31, 2010.  The entities are generally self-financed through cash flows from property operations.

The pro forma information below is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information with regards to the VIE’s newly consolidated during the quarter. The pro forma financial information presented below also includes depreciation and amortization plus consolidation of the VIE’s as if such consolidation had occurred as of January 1, 2010. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

Pro forma statement of operations
 for the three months ended March 31, 2010
 (in thousands)
(unaudited)

Total revenue	$8,441
Total expenses	(11,523)

Net loss before non-controlling interest and deferred tax	(3,082)

Deferred tax benefit	1,084

Income from discontinued operations	2,640

Non-controlling interest	(222)

Net income	$420

The accompanying financial statements include the operations of the newly consolidated VIE’s from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies. A summary of the effect on operations follows:

VIE component of the condensed consolidated statement of operations for the three months ended March 31, 2011
 (in thousands)
(unaudited)

Total revenue	$532
Total expenses	(526)

Net income before non-controlling interest and deferred tax	6

Deferred tax benefit	0

Non-controlling interest	(6)

Net income	0

During the first quarter of 2011 we deconsolidated an assisted living property due to a change in our management relationship with the property.  We no longer manage this property.  The impact of this to our Condensed Consolidated Financial Statements was a reduction to non-controlling interests in the Statement of Equity of $0.1 million.  The de-consolidation of this entity did not result in a gain or loss in the Condensed Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiary at the de-consolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the de-consolidation.

During the three months ended March 31, 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred.  We recorded an impairment charge of $0.2 million in the period that reduced the fair value of the contracts to zero.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	March 31,
Variable interest entity amounts	2011	December 31,
	(unaudited)	2010
Assets
Restricted Cash	$4,739	$4,016
Receivables	2,514	1,515
Fixed Assets Net of depreciation	394,972	372,908
Other Assets	6,195	8,858
Total Assets	$408,420	$387,297

Liabilities
Accounts payable	4,287	5,734
Notes payable	286,628	268,776
Other liabilities	2,344	1,809
Total liabilities	$293,259	$276,319

Variable interest entity net carrying amount	$115,161	$110,978

At March 31, 2011, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us.  We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash.  The debt is solely secured by the property of the respective VIE’s.

During the three months ended March 31, 2011, we did not provide short term advances to any properties that have been consolidated.  A minimal balance is still owed to us as of March 31, 2011 relating to advances during 2010. This funding is typically provided to VIE’s to help them with timing differences in their need for cash to pay their obligations. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions are related party transactions which may include amounts that were eliminated in the consolidation of VIE’s and controlled entities.

During the three months ended March 31, 2011 and March 31, 2010, the Company recognized third party management fee and advisory revenues of $0.8 million and $0.9 million attributable to the properties formerly managed by Evergreen Realty Group, LLC and affiliates.   At March 31, 2011, accounts receivable related to these revenues was approximately $0.1 million.  The Company has a non-economic interest in many of the properties, held in most cases as the manager or general partner of entities which own tenant in common interests.

In September 2010, the Company acquired two notes receivable, each with a face amount of $0.5 million, and interests in three apartment complexes and one student housing facility.  The acquisitions, which were acquired from American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $1.3 million, were funded by the issuance of 205,394 OP Units.   William J. Carden is a director and President of ASRI and Jonathan T. Brohard is a director and Vice   President of ASRI.  Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company.  Mr. Brohard is President of American Spectrum Realty Management, LLC, a wholly-owned subsidiary of the Company.

The two $0.5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen Realty Group, LLC (“ERG”). The Company anticipates the notes receivable will be offset against either its $9.5 million note payable to ERG or through a reduction in OP Units currently held by ERG in 2011.

In June 2010, the Company acquired a 55% interest in Sabo Road Acquisitions, LP, which owns a 57,850 square foot self-storage property located in Houston, Texas.  The partnership interest acquired consists of the sole general partnership interest and a limited partnership interest.  Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas.  The acquisitions were acquired from ASRI for a total purchase price of approximately $1.7 million, consisting of the 300,949 OP Units and cash of $0.1 million.

In June 2010, the Company acquired two notes receivable and an account receivable from Evergreen Income & Growth REIT, LP (“EIGRLP”) with a total face amount of approximately $2.1 million. The acquisition was funded by the issuance of 428,680 OP Units. Mr. Carden is a director and President of Evergreen Income & Growth REIT, Inc. (“EIGRI”), the general partner of EIGRLP. Mr. Brohard is a director and Vice President of EIGRI.   The Company does not have an ownership interest in EIRGI or EIGRLP.

The first note, in the amount of $1.0 million, bears interest at 12% per annum.  The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest.  Accrued and unpaid interest on the note totaled approximately $0.2 million at March 31, 2011. The note was acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests.  The Company is not recognizing interest income on the note.

The second note in the amount of $0.4 million, which was due from ASRI, bore interest at 10% per annum.  This note and accrued interest of approximately $0.1 million, was paid to the Company in January 2011.

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

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which approximately $2.1 million was attributable to the Evergreen property portfolio. During 2010, the Company received approximately $2.0 million from these properties as payment on the premiums.  As of March 31, 2011 unpaid amounts due to the Company from these properties was approximately $0.1 million. As of March 31, 2011, the Company had premium refunds of $0.3 million due to these properties from the cancellation of the prior insurance policy.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company.  The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).  The Guarantee Fee is paid for a maximum of three years on any particular obligation.  The Guarantee Fee paid for the year ended December 31, 2010 was approximately $80,000.  The Company accrued approximately $23,000 for the three months ended March 31, 2011 related to the Guarantee Fee for the 2011 year.

During 2007, the Company entered into a lease agreement with Galardi Group as a Tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property.  Mr. Galardi is a principal stockholder, director and officer of Galardi Group.  The lease commenced March 1, 2008 and has a five-year term.  The annual base rent due to the Company pursuant to the lease is approximately $0.5 million over the term of the lease.

NOTE 6 - NOTES PAYABLE

We had the following notes payable outstanding, as of March 31, 2011 and December 31, 2010, secured by the following properties (dollars in thousands):

		March 31, 2011		December 31, 2010
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,191	8.02%	5,191	8.02%
Corporate – Unsecured (2)	2/19/2011	56	3.40%	447	3.40%
Fountain View Place	4/29/2011	997	10.00%	1,031	10.00%
Corporate – Secured	5/12/2011	950	5.50%	950	8.75%
Sabo Road Self Storage	7/31/2011	1,961	7.42%	1,974	7.42%
Bristol Bay	8/1/2011	6,749	7.58%	6,792	7.58%
Technology (1)	8/1/2011	7,091	7.44%	7,091	7.44%
Corporate – Unsecured (3)	9/1/11	8	-	-	-
Corporate – Secured	9/18/2011	890	5.50%	890	8.75%
Corporate – Unsecured (3)	9/20/11	55	-	-	-
Creekside (1)	12/1/2011	5,747	7.17%	5,747	7.17%
Northwest Spectrum (4)	12/3/2011	500	5.50%	750	8.75%
Corporate – Unsecured (3)	12/15/11	13	-	-	-
Corporate – Unsecured (5)	1/15/2012	200	3.20%	-	-
Corporate – Unsecured (3)	2/15/12	47	-	-	-
Corporate – Unsecured (3)	5/1/2012	34	4.00%	40	4.00%
Corporate – Unsecured (3)	5/1/2012	27	-	31	-
16350 Park Ten Place	5/11/2012	4,379	7.45%	4,402	7.45%
16360 Park Ten Place	5/11/2012	3,431	7.45%	3,449	7.45%
2855 Mangum	5/11/2012	2,512	7.45%	2,535	7.45%
2855 Mangum	5/11/2012	1,380	6.00%	1,380	6.00%
6430 Richmond Atrium	5/11/2012	2,118	7.45%	2,127	7.45%
Corporate – Unsecured	5/31/2012	1,000	9.50%	1,000	9.50%
Southwest Pointe	6/1/2012	2,661	7.33%	2,671	7.33%
Corporate-Secured	6/15/2012	992	4.50%	992	4.50%
Corporate – Unsecured (3)	6/30/2012	45	-	51	-
16350 Park Ten Place	8/11/2012	484	7.45%	484	7.45%
16360 Park Ten Place	8/11/2012	380	7.45%	380	7.45%
Corporate – Secured	2/1/2013	1,734	5.50%	1,736	5.50%
Corporate – Secured	3/8/2013	820	5.50%	863	8.75%
Corporate – Unsecured (3)	4/4/13	66	-	-	-
Corporate – Unsecured (3)	12/15/13	663	9.00%	-	-
11500 Northwest Freeway	6/1/2014	3,987	5.93%	4,008	5.93%
11500 Northwest Freeway	6/1/2014	290	5.93%	290	5.93%
Morenci	7/1/2014	1,616	7.25%	1,632	7.25%
Northwest Corporate Center (1)	8/1/2014	5,312	6.26%	5,312	6.26%
14741 Yorktown	9/1/2014	8,515	5.32%	8,545	5.32%
Corporate – Unsecured (3)	10/1/2014	213	7.28%	220	7.28%
8100 Washington	2/22/2015	2,146	5.59%	2,156	5.59%
8300 Bissonnet (1)	5/1/2015	4,484	5.51%	4,484	5.51%
Corporate – Unsecured (3)	6/1/2015	279	5.00%	282	5.00%
Corporate – Unsecured (3)	6/1/2015	49	5.00%	52	5.00%
2620-2630 Fountain View	6/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird	7/1/2015	3,175	5.28%	3,189	5.28%
5450 Northwest Central	9/1/2015	2,572	5.38%	2,585	5.38%
Corporate – Unsecured (3)	10/1/2015	25	5.00%	25	5.00%
Corporate – Unsecured (3)	10/1/2015	88	17.52%	88	17.52%
Corporate – Secured	12/22/2015	2,900	5.00%	2,900	5.00%
800/888 Sam Houston Parkway	12/29/2015	4,497	6.25%	4,528	6.25%
2401 Fountain View	3/1/2016	11,899	5.82%	11,967	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,243	5.70%	7,267	5.70%
6420 Richmond Atrium	6/5/2017	6,323	5.87%	6,286	5.87%
Fountain View Place	4/29/2018	12,317	6.50%	12,361	6.50%
Corporate – Secured	12/31/2019	9,380	5.00%	9,410	5.00%
	Subtotal	$145,841		$145,941
Variable Rate
Beltway Industrial (6)	5/9/2010	17,170	7.00%	17,170	7.00%
Northwest Spectrum	4/19/2012	2,787	2.90%	2,820	2.90%
Windrose Plaza	4/19/2012	2,579	2.90%	2,612	2.90%
Corporate – Unsecured	12/12/2013	400	6.00%	500	6.00%
	Subtotal	$22,936		$23,102
ASR Notes Payable	Total	$168,777		$169,043
Discontinued Operations – See Note 3		-		$45,000
VIE Notes Payable - See Note 4		$286,628		268,776
Balance sheet Notes Payable	Total	$455,405		$482,819

(1)  The Company is currently electing not to pay its monthly payments and negotiating extension terms with the lender.  Please see additional information regarding these debts below.

(2)  Loan balance was paid in April 2011.

(3)  Represents the conversion of accounts payable to promissory notes.

(4)  In January 2011, the Company made a principal pay-down of approximately $0.3 million on the note and the lender extended the maturity date to December 3, 2011.

(5)  In January 2011, the Company obtained a one-year bank loan in the amount of $0.2 million.

(6) The loan has matured and the Company is negotiating with the lender for an extension.

We are in default on the notes listed below due to non-payment of scheduled debt service.  These notes have been marked with a (1) in the above table that agrees to our balance sheet (unaudited, in thousands):

Balance at
March 31,
Property securing debt	2011
Spectrum	$5,191
Technology	$7,091
Creekside	$5,747
Northw est Corporate Center	$5,312
Bissonnet	$4,484
$27,825

We have elected not to make payments on debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages.  Additionally, we are in default on a note payable for another property with an outstanding balance $17.2 million at March 31, 2011 as the maturity date has lapsed without pay off. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The loans are secured only by the real estate assets.  Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are not guaranteed by us.  All of notes which we have elected not to pay  have payment acceleration clauses and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that no impairment should be recorded at March 31, 2011 as the debt exceeds the respective carrying value of each of the properties. For further discussion see “Liquidity and Capital Resources” in Item 2.

The lenders holding the debt on Bissonnet and Spectrum notified us after March 31, 2011 that they have placed both of these properties into receivership.

We continue to make efforts to negotiate with all of the lenders to whom we are currently in default, but we can provide no assurance we will be successful.  We were able to successfully negotiate new terms with several holders of our accounts payable.  During the past twelve months we have successfully negotiated notes payable terms with approximately $1.6 million worth of our accounts payable creditors that were in excess of 90 days old, of which approximately $0.9 million was negotiated during the first quarter of 2011.

Unamortized financing costs at March 31, 2011 and December 31, 2010 were $1.0 million and $1.1 million, respectively.

NOTE 7 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the information for the operating partnership units (”OP Units”) for the three months ended March 31, 2011 (in thousands):

Beginning balance December 31, 2010	9,109
Issuances	30
Balance March 31, 2011	9,139

Ownership of OP Units at March 31, 2011

ASR	5,966	65%
Others (non-controlling interests)	3,173	35%
	9,139	100%

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the three months ended March 31, 2010 (in thousands):

March 31,
2010
(unaudited, restated)
Net income attributable to the Company	$420
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	211
Increase in the Company's paid-in-capital on reclassification of preferred interest from temporary equity	370
Change from net income attributable to the Company related to non-controlling interest transactions	$1,001

There were no equity related changes to non-controlling interests for the three months ended March 31, 2011.

NOTE 8 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. We incurred losses from continuing operations for the three months ended March 31, 2011 and March 31, 2010.  Stock options outstanding, preferred shares and OP Units that can be converted into common stock on a two-for-one basis have not been included in the net loss per share calculation since their effect on the losses would be anti-dilutive. Net income (loss) per share for the three months ended March 31, 2011 and March 31, 2010 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended March 31,
	2011	2010
Loss from continuing operations	$(4,932)	$(1,786)
Net loss attributable to non-controlling interests	3,219	315
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(1,713)	(1,471)
Discontinued operations:
Loss from discontinued operations	(787)	(153)
Gain on sale of discontinued operations	-	4,315
Income tax benefit (expense)	188	(1,522)
Net loss (income) attributable to non-controlling interests	273	(749)
(Loss) income from discontinued operations	(326)	1,891
Preferred stock dividend	(60)	(60)
Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(2,099)	$360

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.58)	$(0.51)
(Loss) income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	(0.11)	0.66
Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(0.69)	$0.15

Basic weighted average shares used	2,961,294	2,854,196

The following table indicates the instruments that were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Preferred shares	55,172	55,172
Stock options	58,750	58,750
OP Units	3,172,675	2,136,760
Total	3,286,597	2,250,682

NOTE 9 - SHARE-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

Three Months Ended March 31,
2011	2010
(in thousands)
253	26
$253	$26

As of March 31, 2011, approximately $0.3 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 2.8 years.

Valuation Assumptions

Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the three months ending March 31, 2011.

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

All of our issued and outstanding stock options as of March 31, 2011 are fully vested and expensed.

We declared and paid cash dividends to common shareholders in 2002 and 2003 but do not plan to pay cash dividends to common stock shareholders in the foreseeable future.

The fair value of each restricted stock award (RSA) is estimated on the date of grant based on the closing price of our stock on the grant date. Share-based compensation expense related to RSAs is recognized over the requisite service period.

Equity Incentive Program

We grant incentive and nonqualified stock options and RSA’s to employees, consultants and directors under the Omnibus Stock Incentive Plan (“the Plan”).  Stock options expire 10 years from the date they are granted and generally vest over service periods that range over three years.  New shares are issued for options exercised and RSA’s released. RSA’s give the recipient the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of Company shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to three years.

We have reserved 360,000 shares under the Plan.  As of March 31, 2011, we had issued 192,372 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

Weighted
		Weighted		Average
	Number of	Average		Grant date
	Options	Exercise Price	Number of	Fair Value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2010	58,750	$11.97	39,012	$12.86

Granted	-	$-	-
Options Exercised	-	$-
Restricted Stock Award Releases			(4,000)	$15.25
Forfeited/Expired	-	$-
Terminated/cancelled	-		-
Balances at March 31, 2011	58,750	$11.97	35,012	$12.59

The intrinsic value of RSA’s was approximately $0.7 million as of March 31, 2011. The intrinsic value of RSA’s and the intrinsic value of exercisable in-the-money options was approximately $0.5 million as of December 31, 2010. The aggregate intrinsic value of the options and restricted stock awards outstanding at March 31, 2011 represents the total pretax intrinsic value, based on our closing stock price of $19.65 per share as of March 31, 2011, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of March 31, 2011.

Restricted Stock Awards

No restricted stock awards were granted during the three months ended March 31, 2011.

Awards to Non-Employees

In February 2011, the Company issued 15,000 shares of Common Stock to a firm as consideration for business advisory services.  The fair value of the stock was based on the closing market price of our common stock on the date of the grant.
The consideration for the shares amounted to $208,650.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In February 2010, we filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under our insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against us in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by us for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50.0 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims. In January 2011, a one-day mediation was held with respect to the lawsuit, and both parties agreed to continue the mediation at a future date.  No trial date has been set for this lawsuit.  We can make no prediction as to the result of such litigation.

Certain other claims and lawsuits have arisen against us in our normal course of business including lawsuits by creditors with respect to past due accounts payable. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations.

Some of our notes payable require that we maintain minimum cash and tangible net worth.  We believe we are in compliance with these requirements, expect as to our loans in default.

On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to our acquisition of assets from Evergreen in January 2010.  The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $0.5 million of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units which would be redeemable by Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010.  In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund the payments we made of at least approximately $0.6 million which have been made on the promissory note.  On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim, deny that any payment is now due under the note and has itself filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

NOTE 11 - PREFERRED STOCK

We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, we filed Articles Supplementary to our Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, we issued 55,172 shares of the Preferred Stock to employees and/or directors Messrs. Carden, Galardi, and Brown (Also see Note 5 – Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by us and the holders will have no right to require redemption. The Preferred Stock is redeemable at our option at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. As of March 31, 2011, we had accrued and unpaid dividends on the Preferred Stock of $69,171 or $1.25 per preferred share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three months ended March 31, 2011 and 2010, as well as our financial condition at March 31, 2011 and December 31, 2010. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.  It should also be read in conjunction with our unaudited restated results for the period ending March 31, 2010 filed on Form 10Q/A with the SEC on May 13, 2011 and noted in Item 8 – Note 16. Restatement (Unaudited) filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II below, as well as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “ASR” refer to American Spectrum Realty, Inc. and its consolidated subsidiaries.

Business Overview

We provide comprehensive integrated real estate solutions for our own (controlling interests) property portfolio and the portfolios of our third party clients.  We own and manage; commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

As of March 31, 2011, the portfolio of properties we provided services to was as follows:

	ASR owned		Consolidated VIE's		Third party		Total
		Square		Square		Square		Square
Property Type	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	29	2,694,684	10	4,924,133	17	834,306	56	8,453,123
Self-Storage	1	54,975	14	1,037,934	7	583,600	22	1,676,509
Multi-family	-	-	3	566,198	12	1,656,353	15	2,222,551
Student housing	-	-	5	1,089,960	1	226,604	6	1,316,564
Senior housing	-	-	-	-	4	191,405	4	191,405
Land	1	N/A	-	-	-	NA	1	-
Total	31	2,749,659	32	7,618,225	41	3,492,268	104	13,860,152

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at March 31, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011 with additional policies and updates below.

Variable Interest Entity Accounting

We have relationships with many different types of entities; some of those entities are Variable Interest Entities (VIEs). We consolidate any VIE for which we are the primary beneficiary. We analyze our variable interests, including equity investments, guarantees, management agreements and advances, to determine if an entity in which we have a variable interest is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the estimated future cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including decision-making ability and relevant financial agreements. All of these factors are highly subjective and require significant judgment on the part of management.

Upon de-consolidation we will disclose the following:

•	the amount of any gain or loss recognized as the result of removal of the VIE’s assets, liabilities, and equity from our balance sheet;

•	the portion of any gain or loss related to the re-measurement to fair value of any retained investment in the VIE being de-consolidated;

•	the financial statement line item where the gain or loss relating to de-consolidation of the VIE is recognized;

•	the nature of our continued involvement (if any) with the former VIE or the entity acquiring the VIE after de-consolidation, and;

•	whether the de-consolidation transaction occurs with a related party or if the transaction will cause the VIE to be a related party after de-consolidation.

RESULTS OF OPERATIONS

Discussion of the three months ended March 30, 2011 and 2010.

Revenues by period (unaudited, in thousands except percentages):

	Three months ended
	March 31,
		2010	Dollar
	2011	(restated)	Change	% Change
Rental Revenue	$17,741	$6,538	$11,203	171%
Third party management and leasing revenue	$1,036	$964	$72	7%

The changes in revenues during the three months ending March 31, 2011 as compared to 2010 were primarily due to the following:

•
Rental revenue for the period increased by $11.2 million, or 171%, in comparison to the prior period. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $11.1 million.  Rental revenue for owned properties increased by $0.1 million.  This increase in rental revenue for owned properties was due to the acquisition of two properties in the second quarter of 2010, which accounted for an increase in rental revenue of $0.4 million.  This increase was partially offset by a decrease in rental revenue for properties owned at March 31, 2011 and March 31, 2010 of $0.3 million, primarily attributable to an increase in rent concessions.

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

Operating Expenses by period (unaudited, in thousands except percentages):

	Three months ended March 31,
		2010	Dollar
	2011	(restated)	Change	% Change
Property operating expenses	$6,558	$3,153	$3,405	108%
Corporate general and administrative	2,517	1,622	895	55%
Depreciation and amortization	7,512	2,930	4,582	156%
Interest expense	8,050	2,731	5,319	195%
Impairment expense	150	-	150	N/A

The changes in operating expenses during the three months ended March 31, 2011 as compared to 2010 were primarily due to the following:

•
Property operating expenses increased by approximately $3.4 million.  This increase was primarily due to the consolidation of VIE’s which amounted to $3.6 million.  Property operating expenses for the Company’s owned properties decreased by $0.2 million.  This decrease was attributable to lower operating expenses for properties owned at March 31, 2011 and March 31, 2010 of approximately $0.4 million in large part due to cost cutting measures implemented by management, partially offset by an increase of $0.2 million related to the acquisition of two properties in the second quarter of 2010.

•
General and administrative expenses increased by approximately $0.9 million.  The increase was in large part due to a full quarter of operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010.  The increase was also due to higher accounting, consulting and professional fees attributable to the consolidation of VIE’s and due to an engagement for business advisory services.

•
Depreciation and amortization expense increased by approximately $4.6 million, primarily as a result of our VIE’s which accounted for approximately $4.3 million of this increase.  The increase also due to an increase in depreciation expense related to capitalized improvements and amortization related to acquired intangible assets.

•
Interest expense increased by approximately $5.3 million.  The increase was primarily due the consolidation of VIE’s, which accounted for $4.8 million of this increase.  The increase was also attributable to an increase in debt attributable to two properties acquired in the second quarter of 2010 and certain other debt.

•
Impairment expense increased by approximately $0.2 million.  The impairment expense relates to two management contracts with properties that were terminated during the first quarter of 2011.  No impairment expense was incurred during the first quarter of 2010.

All of our expenses are significantly influenced by acquisition activity. We continue to be committed to our philosophy of opportunistic yet disciplined acquisitions of both real estate and asset management contracts to provide for both organic and in-organic growth. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and our third party clients currently being serviced at March 31, 2011.

The discontinued operations rental revenue and operating expense activity for the three months ended March 31, 2011 and 2010 is excluded from the rental revenue and operating expense analysis above. For additional information on discontinued operations please see Note 3 - Discontinued Operations.

Other Income Statement Items by Period (unaudited, in thousands except percentages):

	March 31,
		2010	Dollar
	2011	(restated)	Change	% Change
Interest and other income	$139	$64	$75	117%
Deferred income tax benefit	939	1,084	(145)	-13%
Discontinued operations	(599)	2,640	(3,239)	-123%
Non-controlling interests	3,492	(434)	3,926	-905%

The changes in other income statement items during the period ended March 31, 2011 as compared to 2010 were primarily due to the following:

•	Discontinued operations in 2010 reflects the sale of our property at 5850 San Felipe and in 2011 reflects our 7700 Irvine property that is currently available for sale.
•	Non-controlling interests consist of:

1.	Operating partnership unit holders other than the company and,
2.	The non-controlling interests held in our VIE’s and held by others

We anticipate continuing to offer certain properties for sale and currently have a property under contract. We can make no guarantees as to the timing of the sale of any of our properties or the cash that we will be able to receive as a result of those sales. See Note 3. “Discontinued Operations” for information regarding the potential sale of 7700 Irvine.
Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. A property was sold during 2010 and a profit of $4.3 million was realized on that sale. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. See Note 3. “Discontinued Operations” for additional information related to the pending sale of a property.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we will have adequate cash to meet our needs based on our anticipated cash derived from revenues and the sale of one of our properties, less the anticipated cash we will need to service our operating costs, debt and the capital expenditures that we anticipate. We can make no guarantees as to the timing of the sale of our property that we are projecting in 2011. If we are unable to sell this property, we will need to look to a combination of cost-cutting measures and additional debt and/or equity to cover the potential shortfall in cash.  See Note 3. “Discontinued Operations”.

Current and historic sources of cash from operations:

•	rent payments

•	management fees

•	transaction fees

Current and historic uses of cash from operations:

•	personnel costs

•	building maintenance costs

•	property taxes

We have approximately 982 leases expiring in various periods over this calendar year. Self-storage leases account for approximately 374 of these leases and are typically month to month in duration. Our rental revenue projections could be impacted if we are not capable of maintaining the high occupancy rates (82% for self-storage) in 2011 that we enjoyed in 2010. This type of property, however, accounts for the lowest per square foot average rent of all the property types we have in our portfolio.

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

Current and historic sources of cash from investing:

•	proceeds from the sale of assets

Current and historic uses of cash from investing:

•	property improvements

•	cash needed to acquire assets

We may continue to acquire additional properties and management contracts based on information that leads us to believe the assets will produce cash and income. Acquisitions entail risks that investments will fail to perform in accordance with expectations. If this is the case, we may need to seek additional funding to help us meet our operational cash flow needs. We cannot guarantee that such funds will be available to us to meet our short-term or long-term operational cash needs at competitive rates or at all.

Current and historic sources of cash from financing activities:

•	proceeds from borrowing money

•	proceeds from equity placements

Current and historic uses of cash from financing activities:

•	debt service payments

•	cash needed to acquire partnership interests

The consolidation of VIE’s into the condensed consolidated financial statements and activity from ASR owned properties contributed $2.1 million and $0.5 million, respectively, to the $2.6 million cash flows provided by operating activities. The increase in depreciation and amortization expense period over period of approximately $4.5 million resulted from the consolidation of VIE’s and was partially offset by an increased deferred tax benefit of $1.6 million resulting from losses in company owned properties and discontinued operations.

Cash provided by investing activities decreased by approximately $9.4 million period over period as proceeds from the sale of the 5850 San Felipe property were received in the first quarter 2010. Capital spending was reduced by approximately $0.6 million in the current quarter as a result of our continuing efforts to effectively manage our cash flow related to capital projects.

In the current quarter, our cash used in financing activities decreased as our repayments of borrowings decreased by approximately $1.1 million. In the first quarter of 2010 we repaid approximately $5.9 million of scheduled debt on property we own and debt associated with the property at 5850 San Felipe that sold. In the current quarter we made repayments of approximately $4.8 million that included an increase in scheduled debt repayments of approximately $0.8 million over 2010 and $3.1 million related to a payoff of a VIE related note payable that was subsequently re-financed for approximately $3.1 million by the VIE in the current period.

We have elected not to make payments on debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages.  Additionally, we are in default on a note payable for another property with an outstanding balance $17.2 million at March 31, 2011 as the maturity date has lapsed without pay off. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. Two of the lenders notified us after March 31, 2011, that our properties Bissonnet and Spectrum, whose debt the company is electing not to service, went into receivership status.  The loans not being serviced are secured only by the real estate assets.  Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary that has not guaranteed the debt.  All of notes which we have elected to not pay have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that no impairment should be recorded at March 31, 2011 as the debt exceeds the respective carrying value of each of the properties.  For further discussion see Note 6. “Notes Payable”.

We need to generate cash to meet our current liquidity requirements. As of March 31, 2011, the Company (excluding VIE’s) had accounts payable over 90 days totaling $7.6 million. During the past twelve months we have successfully negotiated notes payable terms with approximately $1.6 million worth of our accounts payable creditors that were in excess of 90 days old, of which approximately $0.9 million was negotiated during the first quarter of 2011. We have made demand to our insurance carrier for $50 million in property damages, business interruptions and other expenses caused by Hurricane Ike. See Part II — Item 1 — Legal Proceedings. We intend to meet these obligations by selling one or more of our properties or through borrowing activities or a combination of those two. See Note 3. “Discontinued Operations” for information regarding our property in the process of being sold. We anticipate that short and long term cash flow will improve subsequent to the sale.  The future cash flow impact from the assets impaired is minimal to our future liquidity.

Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross collateralized by a second property.

Because of uncertainties caused by the current credit crisis, our current debt level and our historic losses, there can be no assurance as to our ability to obtain the funds necessary for the refinancing of our maturing debts and our ability to meet the required debt covenants.  If refinancing transactions are not consummated, we will seek extensions and/or modifications from existing lenders. If these refinancings or extensions do not occur, we will not have sufficient cash to meet our obligations.

FUNDS FROM OPERATIONS

We believe that Funds From Operations (“FFO”) is a useful supplemental measure of our operating performance. We computed FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002. The White Paper defines FFO as net income or loss computed in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of our performance because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO is a non-GAAP financial measure. FFO does not represent net income or cash flows from operations, as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other companies may not be comparable to our calculation of FFO.

The following table sets forth our calculation of FFO for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net (loss) income attributable to the Company	$(2,039)	$420
Depreciation and amortization from discontinued operations	712	839
Gain from sale of discontinued operations	-	(4,315)
Impairment expense	150	-
Deferred income tax (benefit) expense	(1,127)	438
Depreciation and amortization attributable from Company’s owned properties	3,031	2,930
FFO	$727	$312

The increase in FFO for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was in large part attributable to costs incurred in 2010 related to the Evergreen acquisition and other business development costs.

INFLATION

Substantially all of the leases at the industrial and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the office properties typically provide for rent adjustment and pass-through of increases in operating expenses during the term of the lease. All of these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation.

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

ITEM 4 -  CONTROLS AND PROCEDURE

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

There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2011 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting except as reported in Item 9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

PART II.  OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

We made a claim under our insurance policy for damage to twenty of our buildings in Houston caused by Hurricane Ike in 2008.  In March 2010, the insurance carrier filed a lawsuit against us in Pennsylvania seeking a declaratory judgment that the carrier owes nothing more than it has already paid under the policy.  We have filed counterclaims against the insurance carrier.  The total claims made by us for property damages, business interruption, bad faith damages, violations of the Texas Insurance Code, interest and attorneys' fees exceeds $50 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims.  In January 2011, a one-day mediation was held with respect to the lawsuit, and both parties agreed to continue the mediation at a future date.  No trial date has been set for this lawsuit.  The Company can make no prediction as to the result of such litigation.

On March 2, 2011, the Company filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to its acquisition of assets from Evergreen in January 2010.  The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units (which would be redeemable by Evergreen after June 30, 2011 for a number of shares of the Company's common stock (or, at the Company’s option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of the Company's share price or net asset value as of December 31, 2010.  In its action, the Company is alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and is seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to the Company payments of at least $578,000 which have been made on the promissory note.  On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. The Company has subsequently paid all amounts currently due and payable under the note and therefore disputes the claim, denies that any payment is now due under the note and has itself filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, the Company issued 15,000 shares of Common Stock to a firm as consideration for business advisory services.  The consideration for the shares amounted to $208,650.

The issuance of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b)  Reports on Form 8-K:

On March 31, 2011, a report on Form 8-K was filed with respect to Item 2.02
On March 31, 2011, a report on Form 8-K was filed with respect to Item 4.02.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 16, 2011
	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011
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