Form 10-Q/A
period 2010-06-30
AMERICAN SPECTRUM REALTY INC
filed 2011-05-24
CIK 1121783

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) for the three and six months ended June 30, 2010 and June 30, 2009 is being filed to account for the Company’s January 2010 Evergreen transaction as the acquisition of a business and to consolidate several variable interest entities (“VIE”) in which the Company is the primary beneficiary.

As discussed in Note 14, “Restatement,” of the notes to the accompanying Consolidated Condensed Financial Statements in this Form 10-Q/A, the correction of this error from previously reported information for the three and six months ended June 30, 2010 has resulted in a change in the Company’s Consolidated Condensed Financial Statements and related notes along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations discussion.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
	June 30, 2010 (Restated)	December 31, 2009
ASSETS
Real estate held for investment (includes $322,049 from consolidated VIE’s at June 30, 2010)	$585,556	$251,336
Accumulated depreciation (includes $208 from consolidated VIE’s at June 30, 2010)	(79,456)	(72,404)
Real estate held for investment, net (includes $321,841 from consolidated VIE’s at June 30, 2010)	506,100	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	984	462
Restricted cash (includes $3,371 from consolidated VIE’s at June 30, 2010)	4,363	992
Deposits held in escrow for debt assumption	947	-
Tenant and other receivables, net of allowance for doubtful accounts of $859 and $701, respectively (includes $262 from consolidated VIE’s at June 30, 2010)	1,576	891
Deferred rents receivable	2,004	1,883
Deferred tax asset	10,321	8,813
Purchased intangibles subject to amortization	13,006	-
Goodwill	4,003
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	1,527	-
Notes receivable from related parties	1,400	-
Interest receivable from related parties	267	-
Accounts receivable from related parties	2,090	-
Account receivable from Evergreen	413	-
Prepaid and other assets, net (includes $4,673 from consolidated VIE’s at June 30, 2010)	16,476	12,749
Total Assets	$569,477	$215,086

LIABILITIES
Liabilities:
Notes payable (includes $226,725 from consolidated VIE’s at June 30, 2010)	$441,388	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable (includes $3,227 from consolidated VIE’s at June 30, 2010)	9,352	5,070
Liabilities related to insurance claims	1,367	1,474
Accrued and other liabilities (includes $1,565 from consolidated VIE’s at June 30, 2010)	10,697	9,520
Total Liabilities	462,804	216,075

Commitments and Contingencies (Note 13):

Non-controlling interest classified as temporary equity	-	3,962

Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,405,706 and 3,291,310 shares, respectively; outstanding, 2,934,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,058	48,546
Accumulated deficit	(54,228)	(52,472)
Treasury stock, at cost, 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(8,230)	(6,987)
Non-controlling interests	114,903	2,036
Total Equity (Deficit)	106,673	(4,951)
Total Liabilities and Equity (Deficit)	$569,477	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Restated)	2009	2010 (Restated)	2009
REVENUES:
Rental revenue	$8,092	$7,995	$16,275	$16,435
Third party management and leasing revenue	1,202	24	2,166	41
Interest and other income	13	19	77	27
Total revenues	9,307	8,038	18,518	16,503

EXPENSES:
Property operating expense	3,910	3,979	7,535	7,872
Corporate general and administrative	2,516	1,024	4,138	1,894
Depreciation and amortization	4,075	3,698	7,836	7,295
Interest expense	3,738	3,312	7,138	6,607
Total expenses	14,239	12,013	26,647	23,668

Loss from continuing operations before deferred income tax benefit	(4,932)	(3,975)	(8,129)	(7,165)

Deferred income tax benefit	1,867	1,428	3,071	2,538

Loss from continuing operations	(3,065)	(2,547)	(5,058)	(4,627)

Discontinued operations:
Income from operations	-	98	173	143
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(36)	(1,641)	(52)
Income from discontinued operations	-	62	2,847	91

Net loss, including noncontrolling interests	$(3,065)	$(2,485)	$(2,211)	$(4,536)

Plus: Net loss attributable to noncontrolling interests	889	292	455	542

Net loss attributable to American Spectrum Realty, Inc.	(2,176)	(2,193)	(1,756)	(3,994)

Preferred stock dividend	(60)	(60)	(120)	(120)

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2,236)	$(2,253)	$(1,876)	$(4,114)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.74)	$(0.80)	$(1.30)	$(1.45)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	-	0.02	0.71	0.03
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(0.74)	$(0.78)	$(0.59)	$(1.42)

Basic and diluted weighted average shares used	2,930,461	2,814,064	2,892,329	2,804,698

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,176)	$(2,248)	$(3,767)	$(4,075)
Income from discontinuing operations	$-	$55	$2,011	$81
Net loss	$(2,236)	$(2,253)	$(1,876)	$(4,114)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2009 (audited)	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock split		1,645,655	-	-	18	(18)	-	-	-
Issuance of common stock		11,500	-	-	-	-	-	-	-
Conversion of operating partnership units to common stock		102,896	(211)	-	-	211	-	-	-
Issuance of operating partnership units			12,315	-	-	-	-	-	12,315
Consolidation of VIE’s			98,346	-	-	-	-	-	98,346
Non-controlling interests in acquired properties			1,318	-	-	-	-	-	1,318
Acquisition of non-controlling interest in the operating partnership			(20)	-	-	-	-	-	(20)
Reclassification of non-controlling interest from temporary equity			3,962	-	-	-	-	-	3,962
Reclassification of non-controlling interest to additional paid-in capital			(370)	-	-	370	-	-	-
Repurchase of non-controlling interest in Consolidated partnership			(1,785)	-	-	-	-	-	(1,785)
Distributions to non-controlling interests			(233)	-	-	-	-	-	(233)
Non-controlling interests share of loss			(455)	-	-	-	-	-	(455)
Preferred stock dividends			-	-	-	(120)	-	-	(120)
Stock-based compensation			-	-	-	52	-	-	52
Net loss			-	-	-	-	(1,756)	-	(1,756)
Balance, June 30, 2010 (unaudited)	55,172	3,405,706	$114,903	$1	$34	$49,058	$(54,228)	$(3,095)	$106,673

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2010 (Restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,211)	$(4,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,836	7,519
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	(1,430)	(2,486)
Deferred rental income	(119)	(31)
Stock-based compensation expense	52	44
Amortization of note payable premium, included in interest expense	-	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(100)	(379)
Increase in related party receivables	(433)	-
Increase in accounts payable	956	569
Decrease in prepaid and other assets	554	572
Decrease in accrued and other liabilities	(1,063)	(1,606)
Change in restricted cash	(98)	-
Net cash used in operating activities:	(371)	(353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	10,166	-
Capital improvements to real estate assets	(1,954)	(1,500)
Real estate acquisition	(267)	-
Investments in unconsolidated real estate assets	(131)	-
Proceeds received related to insurance claims	-	2,700
Payments for damages related to insurance claims	(107)	(1,386)
Net cash provided by (used in) investing activities:	7,707	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	3,156	2,215
Repayment of borrowings – property sales	(5,067)	-
Repayment of borrowings – refinances	-	(1,474)
Repayment of borrowings – other	(490)	-
Repayment of borrowings – scheduled payments	(2,027)	(1,614)
Repurchase of preferred partnership interest	(1,785)	-
Acquisition of non-controlling interests in the operating partnership	(20)	-
Dividend payments to preferred stockholders	(182)	(40)
Distributions to non-controlling interests	(399)	-
Net cash used in financing activities:	(6,814)	(913)

Increase (decrease) in cash and cash equivalents	522	(1,452)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$984	$640

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	2,081	-
Issuance of operating partnership units in connection with real estate acquisitions	1,018	-
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	1,266	-
Debt assumed in connection with real estate acquisition	6,297	-
Conversion of accounts payable to notes payable	426	-
Financing in connection with investment in unconsolidated real estate asset	33	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,997	$6,797
Cash paid for income taxes	257	60

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Condensed Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) is a Maryland corporation established on August 8, 2000.  The Company is a full-service real estate corporation, which owns, manages and operates income-producing properties.  Substantially all of the Company’s assets are held through an operating partnership (the “Operating Partnership”) in which the Company, as of June 30, 2010, held an interest of 66.63% (consisting of the sole general partner interest and a limited partnership interest).  In January 2010, in connection with the Evergreen acquisition discussed below, the Operating Partnership issued 1,600,000 operating partnership units, which reduced the Company’s interest in the Operating Partnership from 88.39% at December 31, 2009 to 70.75% at January 31, 2010.  The number of operating partnership units issued in connection with the Evergreen acquisition is subject to adjustment as of December 31, 2010 (Also see Note 3).

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

In April 2010, the Company’s Board of Directors declared a stock split of one share of Common Stock for each share currently outstanding to shareholders of record at the close of business on April 30, 2010.  On May 7, 2010, each shareholder received one additional share of common stock for every outstanding share held.  Share and per share data and the operating partnership unit (“OP Unit”) exchange ratio in the consolidated financial statements and notes for all periods presented have been adjusted to reflect the stock split.

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

The Company also has variable interest entities (“VIE”) where it is the primary beneficiary for accounting purposes.  The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.  See Note 4. “Variable Interest Entities”.

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

NOTE 3.  ACQUISITION AND DISPOSITION ACTIVITIES

Acquisition of Property Management and Asset Management Contracts

In January 2010, the Company acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates ("Evergreen") for a total of approximately 80 separate properties, pending receipt of all required approvals for the acquisition; until such approvals are received, the Company is managing the properties and assets under subcontract from Evergreen.  The Company also acquired from Evergreen (i) Evergreen's interest as the manager of limited liability companies which have invested in 27 of the managed properties (in eight of which it has also acquired an equity interest); (ii) Evergreen's interest as the general partner of limited partnerships which have invested in four of the managed properties (in none of which it acquired an equity interest), and (iii) direct tenant-in-common interests in two properties.  The Evergreen-managed properties consist of 5,051,240 square feet of office and industrial properties, 2,934 multi-family units, 12,098 self storage units consisting of 1,793,881 square feet, 3,206 student housing units consisting of 9,107 beds and nine assisting living facilities consisting of 776 beds.  The purchase price is subject to adjustment after December 31, 2010, based on the revenues generated by the property management and asset management contracts during 2010 and certain costs incurred.  See Note 14. “Restatement” for additional information regarding the Evergreen acquisition.

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

The following unaudited pro forma statement of operations for the three and six months ended June 30, 2010 has been prepared to give effect to the acquisition of assets and management contracts with the corresponding consolidation of VIE’s, as described in Note 4 - Variable Interest Entities, assuming that these events occurred on January 1, 2010. The pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the period presented, nor do they intend to be a projection of future results of operations. Reliable information to provide pro forma financial disclosure on the Evergreen acquisition for the three and six months ended June 30, 2009 is currently unavailable and impracticable to prepare.  Therefore, such pro forma financial information has not been included.

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

Pro forma statement of operations
(in thousands,unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Total Revenue	$17,242	$27,079
Total Expenses	(23,402)	(36,493)
Net Income before Non-controlling Interest & Tax	(6,160)	(9,414)

Discontinued Operations	-	2,847
Deferred Tax Benefit	1,867	3,111
Non-Controlling Interest	2,117	1,600
Proforma net income	$(2,176)	$(1,856)

The accompanying financial statements include the operations of Evergreen and the consolidated VIE’s from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies.  A summary of the effect on operations follows:

Evergreen component of the consolidated statement of operations
(in thousands, unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Total Revenue	$1,533	$2,364
Total Expenses	(2,140)	(3,015)

Net Loss before Noncontrolling Interest & Tax	(607)	(651)

Deferred Tax Benefit	240	256
Non-Controlling Interest	89	98
Evergreen component of net loss	$(278)	$(297)

Amortization expense for the three and six months ended June 30, 2010 was $0.3 and $0.5 million, respectively.  Amortization expense will be $1.2 million per year for the next five years ending December 31.

Property Acquisitions

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

See Note 4. “Variable Interest Entities” for additional information on the consolidated VIE’s.

NOTE 4.  VARIABLE INTEREST ENTITIES

The Company has identified multiple variable interest entities where it is the primary beneficiary for accounting purposes since (a) the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as; sign and enter into leases; set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits, and (b) the ability to receive fees that are significant to the property and a track record of funding any deficit cash flows.  As a result, these entities were consolidated in the condensed consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by the Company as non-controlling interests in the condensed consolidated balance sheets.

During the first quarter of 2010, the Company consolidated one VIE in which it was determined to be the primary beneficiary.  The VIE owns a commercial property located in Ohio.

During the second quarter of 2010, the Company consolidated additional VIE’s, which own a total of 14 properties.

The entities being consolidated include one self storage property, two multifamily properties, three student living properties, and nine commercial properties.  The entities are generally self-financed through cash flows from property operations.

The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.

The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows (in thousands):

VIE Amounts	June 30, 2010 (unaudited)
Assets
Restricted Cash	$3,371
Receivables	262
Fixed Assets, net of depreciation	321,841
Other Assets	4,673
Total assets	$330,147

Liabilities
Accounts Payable	$3,227
Notes Payable	226,725
Other Liabilities	1,565
Total Liabilities	$231,517

VIE net carrying value	$98,630

The carrying amounts associated with the additional VIE’s consolidated during the second quarter of 2010 after eliminating the effect of intercompany transactions were as follows (in thousands):

VIE Amounts	June 30, 2010 (unaudited)
Assets
Restricted Cash	$2,348
Receivables	262
Fixed Assets, net of depreciation	300,273
Other Assets	3,705
Total assets	$306,588

Liabilities
Accounts Payable	$3,147
Notes Payable	211,559
Other Liabilities	634
Total Liabilities	$215,340

VIE net carrying value	$91,248

At June 30, 2010, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. The Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing cash to the Company. The debt is solely secured by the properties of the VIE’s.

During the six months ended June 30, 2010, we did not provide to or receive loans from to the VIE’s that have been consolidated.  We do not believe we have significant exposure to losses related to the VIE’s.

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

During 2010, the Company acquired ownership interests in American Spectrum REIT I, Inc. (“ASRI”) of $77,000 and fractional interests in other real estate assets of $184,000.

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

NOTE 8.  NOTES PAYABLE, NET OF PREMIUM

The Company had the following notes payable outstanding as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,205	8.02%	5,248	8.02%
2620-2630 Fountain View (8)	7/31/2010	6,297	7.00%	-	-
Corporate – Secured	9/21/2010	890	8.75%	890	8.75%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Secured	12/4/2010	992	4.50%	992	4.50%
Corporate-Unsecured (2)	2/19/2011	2,034	3.40%	-	-
Fountain View Place (3)	4/29/2011	1,099	10.00%	1,423	10.00%
Corporate-Secured (4)	5/12/2011	950	8.75%	-	-
Sabo Road Self Storage	7/31/2011	1,999	7.42%	-	-
Bristol Bay	8/1/2011	6,851	7.58%	6,899	7.58%
Technology	8/1/2011	7,091	7.44%	7,131	7.44%
Creekside	12/1/2011	5,761	7.17%	5,814	7.17%
Corporate-Unsecured (5)	5/1/2012	56	4.00%	-	-
16350 Park Ten Place	5/11/2012	4,431	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,472	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,555	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,398	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,144	7.45%	2,161	7.45%
Corporate-Unsecured (6)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,688	7.33%	2,710	7.33%
16350 Park Ten Place	8/11/2012	488	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	383	7.45%	386	7.45%
Corporate – Secured (9)	2/1/2013	1,950	5.50%	1,950	7.50%
Corporate-Secured (4)	3/5/2013	946	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,049	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	292	5.93%	295	5.93%
Morenci	7/1/2014	1,655	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,326	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,600	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,180	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,496	5.51%	4,527	5.51%
Corporate-Unsecured (5)	6/1/2015	302	5.00%	-	-
Corporate-Unsecured (5)	6/1/2015	59	5.00%	-	-
1501 Mockingbird	7/1/2015	3,217	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,608	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,582	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	12,045	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,315	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,325	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,441	6.50%	12,521	6.50%
Corporate-Secured (7)	12/31/2019	9,470	5.00%	-	-
	Subtotal	$191,392		$169,946
Variable Rate
Beltway Industrial (1)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured (6)		-	-	500	6.00%
Northwest Spectrum	4/19/2012	2,908	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,693	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,271		$23,974
ASR Notes Payable	Total	$214,663		$193,920
VIE Notes Payable – See Note 4		$226,725		-
Balance Sheet Notes Payable	Total	$441,388		$193,920

(1)	The Company is currently negotiating extension terms with the lender.

(2)	In May 2010, the Company obtained financing for insurance premiums on its owned and managed properties.

(3)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(4)	Represents bank loans of $950,000 obtained in May 2010 and $1,000,000 obtained in March 2010.

(5)	Represents the conversion of accounts payables to promissory notes during the second quarter of 2010.

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

In March 2010, 102,896 shares of Common Stock were issued in exchange for OP Units.

In January 2010, the Company issued 1,600,000 OP Units in connection with the Evergreen acquisition.  Evergreen shall have the option to exchange the OP Units into common stock of the Company 90 days after December 31, 2010, at the rate of one share of common stock for each two OP Units, or if the Company so elects, cash in lieu of issuing common stock.  The number of OP Units issued was based on a common stock price of $10 per share (after effect of the one-for-one stock split), and is subject to adjustment on of December 31, 2010, based on the higher of the then-existing stock price of the Company’s shares or the Company’s net asset value per share.

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

Variable Interest Entities

The Company also has VIE’s where it is the primary beneficiary for accounting purposes.  The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.  See Note 4. “Variable Interest Entities”.

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss attributable to the Company	$(1,546)	$(3,994)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$211	$314
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity	$370	-
Net transfers from noncontrolling interests	$581	$314
Change from net loss attributable to the Company related to non-controlling interest transactions	$(965)	$(3,680)

There were no equity related changes to non-controlling interests for the three months ended June 30, 2010 and 2009.

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

NOTE 14. RESTATEMENT (UNAUDITED)

In connection with reviewing the January 2010 Evergreen transaction, the Company has determined that it should correct an error and account for the transaction as the acquisition of a business and several VIE’s in which the Company is the primarily beneficiary should have been consolidated as of, and for quarter ended June 30, 2010.  See Note 3. “Acquisition and Disposition Activities” for information on the Evergreen transaction and Note 4. “Variable Interest Entities” for information on the VIE’s.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Condensed Financial Statements as of, and for quarter ended June 30, 2010 (dollars in thousands except per share data):

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Three Months Ended Jun 30, 2010

Rental revenue	$7,603	$489	$8,092
Third party management and transaction revenue	1,221	(19)	1,202
Interest and other income	13	-	13
Total revenues	8,837	470	9,307

Property operating expense	3,913	(3)	3,910
Corporate and administrative	2,516	-	2,516
Depreciation and amortization	3,579	496	4,075

Interest expense	3,524	214	3,738
Total expenses	13,532	707	14,239

Loss before deferred income tax benefit	(4,695)	(237)	(4,932)

Deferred income tax benefit	1,762	105	1,867

Net loss, including noncontrolling interests	(2,933)	(132)	(3,065)

Net loss attributable to non-controlling interests	878	11	889

Net loss attributable to American Spectrum Realty, Inc.	(2,055)	(121)	(2,176)

Preferred stock dividend	(60)	-	(60)

Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,115)	(121)	(2,236)

Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.70)	$(0.04)	$(0.74)

Statement of Operations for the Six Months Ended Jun 30, 2010

Rental revenue	$15,786	$489	$16,275
Third party management and transaction revenue	2,235	(19)	2,216
Interest and other income	27	-	27
Total revenues	18,048	470	18,518

Property operating expense	7,538	(3)	7,535
Corporate general and administrative	4,138	-	4,138
Depreciation and amortization	7,149	687	7,836
Interest expense	6,924	214	7,138
Total expenses	25,749	898	26,647

Loss from continuing operations before deferred tax benefit	(7,701)	(428)	(8,129)

Deferred income tax benefit	2,896	175	3,071

Loss from continuing operations	(4,805)	(253)	(5,058)

Income from discontinued operations	2,847	-	2,847

Net loss, including noncontrolling interests	(1,958)	(253)	(2,211)

Net loss attributable to non-controlling interests	412	43	455

Net loss attributable to American Spectrum Realty, Inc.	(1,546)	(210)	(1,756)

Preferred stock dividend	(120)	-	(120)

Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(1,666)	(210)	(1,876)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(1.23)	(0.07)	(1.30)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	.71	-	.71
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(.52)	$(.07)	$(.59)

Balance Sheet as of June 30, 2010

Real estate held for investment	$263,359	$322,197	$585,556
Accumulated depreciation	(79,238)	(218)	(79,456)

Cash and cash equivalents	984	-	984
Restricted cash	992	3,371	4,363
Deposits held in escrow for debt assumption	947	-	947
Tenant and other receivables, net of allowance for doubtful accounts	1,314	262	1,576
Deferred rents receivable	2,004	-	2,004
Deferred tax asset	10,146	175	10,321
Investment in management company	4,000	-	4,000
Investments in unconsolidated real estate assets from related parties	1,386	141	1,527
Purchased intangibles subject to amortization	18,000	(4,994)	13,006
Goodwill	-	4,003	4,003
Notes receivable from related party	1,400	-	1,400
Interest receivable from related parties	267	-	267
Accounts receivable from related parties	2,090	-	2,090
Accounts receivable from Evergreen	413	-	413
Prepaid and other assets, net	11,803	4,673	16,476
Total Assets	239,867	329,610	569,477

Notes payable	214,663	226,725	441,388
Accounts payable	6,125	3,227	9,352
Liabilities related to insurance claims	1,367	-	1,367
Accrued and other liabilities	9,132	1,565	10,697
Total Liabilities	231,287	231,517	462,804

Equity:
Preferred stock	1	-	1
Common stock	34	-	34
Additional paid-in capital	49,058	-	49,058
Accumulated deficit	(54,018)	(210)	(54,228)
Treasury stock	(3,095)	-	(3,095)
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(8,020)	(210)	(8,230)
Non-controlling interests	16,600	98,303	114,903
Total Equity (Deficit)	8,580	98,093	106,673
Total Liabilities and Equity (Deficit)	$239,867	$329,610	$569,477

Statement of Cash Flows for the Six Months Ended June 30, 2010

Net cash used in operating activities	$(591)	$220	$(371)
Net cash provided by investing activities	7,707	-	7,707
Net cash used in financing activities	(6,594)	(220)	(6,814)
Increase in cash and cash equivalents	522	-	522
Cash and cash equivalents, beginning of period	462	-	462
Cash and cash equivalents, end of period	984	-	984

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

During the first quarter of 2010, the Company consolidated one VIE in which it was determined to be the primary beneficiary.  During the second quarter of 2010, the Company consolidated additional VIE’s, which own a total of 14 properties.   The entities being consolidated include one self storage property, two multifamily properties, three student living properties, and nine commercial properties.  The entities are generally self-financed through cash flows from property operations.   The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests. (Also see Note 4 of the Company’s Accompanying Consolidated Financial Statements).

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

Upon de-consolidation of a VIE, we will disclose the following:

•	the amount of any gain or loss recognized as the result of removal of the VIE’s assets, liabilities, and equity from our balance sheet;
•	the portion of any gain or loss related to the re-measurement to fair value of any retained investment in the VIE being derecognized;
•	the financial statement line item where the gain or loss relating to de-consolidation of the VIE is de-consolidated;
•	the nature of our continued involvement (if any) with the former VIE or the entity acquiring the VIE after de-consolidation, and;
•	whether the de-consolidation transaction occurs with a related party or if the transaction will cause the VIE to be a related party after de-consolidation.

RESULTS OF OPERATIONS

Discussion of the three months ended June 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	June 30,	June 30,	Variance
	2010	2009	$	%
	(restated)
Rental revenue	$8,092,000	$7,995,000	$97,000	1.2%
Third party management and leasing revenue	1,202,000	24,000	1,178,000	4,908.3%
Operating expenses:
Property operating expenses	3,910,000	3,979,000	(69,000)	(1.7)%
General and administrative	2,516,000	1,024,000	1,492,000	145.7%
Depreciation and amortization	4,075,000	3,698,000	377,000	10.2%
Interest expense	3,738,000	3,312,000	426,000	12.9%

Rental revenue. Rental revenue increased $97,000, or 1.2%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The increase was attributable to the consolidation of VIE’s, which accounted for $489,000 of the increase.  Rental revenue for owned properties decreased $392,000.  The decrease in rental revenue for owned properties was primarily due to an increase in rent concessions.  The decrease was also attributable to a decrease in occupancy.  The weighted average occupancy of the Company’s owned properties decreased from 84% at June 30, 2009 to 82% at June 30, 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $1,178,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.  Third party management revenues attributable to the Evergreen acquisition amounted to $1,046,000 for the second quarter of 2010.   The increase was also due to an increase in third party management and leasing revenues attributable to the Company’s other third party management contracts.

Property operating expenses.  Property operating expenses decreased by $69,000, or 1.7%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The decrease was primarily due to a decrease in property maintenance cost and due to a decrease in bad debt expense.  The decrease in property operating expenses was partially offset by an increase in property general and administrative costs incurred during the quarter.

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

Depreciation and amortization.  Depreciation and amortization expense increased $377,000, or 10.2%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The increase was primarily attributable the consolidation of VIE’s which accounted an increase of $209,000.  The increase was also due to the amortization of intangibles acquired in the Evergreen transaction.

Interest expense.  Interest expense increased $426,000, or 12.9%, for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  The increase was in large part attributable to the consolidation of VIE’s which accounted for $214,000 of the increase.  The increase was also attributable to an increase in debt, including the $9,500,000 the new loan associated with the Evergreen acquisition.

Non-controlling interests. The share of loss attributable to non-controlling interests was $889,000 for the three months ended June 30, 2010, compared to $292,000 for the three months ended June 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of June 30, 2010 and June 30, 2009, a respective 33% and 12% partnership interest in the Operating Partnership as limited partners, (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company, and (iii) variable interest entities.

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

 Discussion of the six months ended June 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the six months ended:

	June 30,	June 30,	Variance
	2010	2009	$	%
	(restated)
Rental revenue	$16,275,000	$16,435,000	$(160,000)	(1.0%)
Third party management and leasing revenue	2,166,000	41,000	2,125,000	5,182.9%
Operating expenses:
Property operating expenses	7,535,000	7,872,000	(337,000)	(4.3)%
General and administrative	4,138,000	1,894,000	2,244,000	118.5%
Depreciation and amortization	7,836,000	7,295,000	541,000	7.4%
Interest expense	7,138,000	6,607,000	531,000	8.0%

Rental revenue. Rental revenue decreased $160,000, or 1.09%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  Rental revenue for owned properties decreased $649,000.  The decrease in rental revenue for owned properties was large part due to an increase in rent concessions.  The decrease was also attributable to a decrease in common area maintenance fee revenue recognized during the period.  The decrease was partially offset by revenue recognized from a lease buy-out during the period.  The decrease in rental revenue was partially offset by an increase in rental revenue of $489,000 attributable to the consolidation of VIE’s for the six months ended June 30, 2010.  The weighted average occupancy of the Company’s owned properties was 82% at June 30, 2010 in comparison to 84% at June 30, 2009.

Third party management and leasing revenue. Third party management and leasing revenue increased by $2,125,000 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.  Third party management revenues attributable to the Evergreen acquisition amounted to $1,948,000 for the six months ended June 30, 2010.   The increase was also due to an increase in third party management and leasing revenues attributable to the Company’s other third party management contracts.

Property operating expenses.  Property operating expenses decreased by $337,000, or 4.3%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The decrease was primarily due to a decrease in property taxes attributable to a decrease in the assessed values of several of the Company’s properties.  The decrease was also due to lower property maintenance costs and bad debt expense incurred during the period.  The decrease in property operating expenses was partially offset by an increase in property general and administrative costs incurred during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

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

Depreciation and amortization.  Depreciation and amortization expense increased $541,000, or 7.4%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The increase was primarily attributable the consolidation of VIE’s which accounted an increase of $209,000.  The increase was also due to the amortization of intangibles acquired in the Evergreen transaction.

Interest expense.  Interest expense increased $531,000, or 8.0%, for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  The increase was in large part attributable to the consolidation of VIE’s which accounted for $214,000 of the increase.  The increase was also attributable to an increase in debt, including the $9,500,000 the new loan associated with the Evergreen acquisition.

Non-controlling interests. The share of loss attributable to non-controlling interests was $455,000 for the six months ended June 30, 2010, compared to $542,000 for the six months ended June 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of June 30, 2010 and June 30, 2009, a respective 33% and 12% partnership interest in the Operating Partnership as limited partners, (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company and (iii) variable interest entities.

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

Net cash used in operating activities amounted to $371,000 for the six months ended June 30, 2010, of which $591,000 was attributable to operating activities of the Company’s owned properties, partially offset by cash generated from operating activities of VIE’s of $220,000.  The net cash used in operating activities represented $187,000 used in property operations and a net change in operating assets and liabilities of $184,000.  Net cash used in operating activities amounted to $353,000 for the six months ended June 30, 2009.  The net cash represented $491,000 generated by property operations, offset by a change in net operating assets and liabilities of $844,000.

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

Net cash used in financing activities amounted to $6,814,000 for the six months ended June 30, 2010.  This amount was primarily comprised of debt repayment on the sale of 5850 San Felipe of $5,067,000, the repayment of borrowings of $490,000, scheduled principal payments on debt of $2,027,000, repurchase of preferred partnership interest of $1,785,000, dividend payments to preferred stockholders of $182,000 and distributions to non-controlling interests of $399,000.  This amount was partially offset by new borrowings of $3,156,000.  Cash used in financing activities amounted to $913,000 for the six months ended June 30, 2009, which included repayments of borrowings of $1,474,000 and scheduled principal payments on debt of $1,614,000.  This amount was partially offset by new borrowings of $2,215,000.

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

The Company expects to meet its short-term liquidity requirements for normal operating expenses from cash generated by operations and cash on hand.   The Company received net proceeds of approximately $5,200,000 from the March 2010 sale of 5850 San Felipe.  The proceeds were used to repurchase the preferred interest in the partnership that owned 5850 San Felipe, reduce accounts payable, debt and for other investments.   The Company anticipates generating proceeds from borrowing activities, additional property sales and/or equity offerings to provide additional funds for payments of accounts payables, consisting primarily of tenant improvements and capital improvements on properties.   As of June 30, 2010, accounts payable over 90 days (excluding VIE’s) totaled $5,233,165, of which $1,367,000 was related to Hurricane Ike expenses, the 2010 Evergreen acquisition and other business development costs.  Also, the Company expects to incur capital costs related to leasing space and making improvements to properties provided the estimated leasing of space is completed.  The Company anticipates meeting these obligations with the use of funds held in escrow by lenders, proceeds from borrowing activities, additional property sales and/or equity offerings.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

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

The following table sets forth the Company’s calculation of FFO for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010 (restated)	Six Months Ended June 30, 2009
Net loss attributable to the Company	$(1,756)	$(3,994)
Depreciation and amortization from discontinued operations	8	224
Gain from sale of discontinued operations	(4,315)	-
Deferred income tax benefit	(1,430)	(2,486)
Depreciation and amortization attributable to the Company’s owned properties	7,627	7,295
FFO	$134	$1,039

The decrease in FFO for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was in large part attributable to the Evergreen acquisition, costs associated with the acquisition of 2620-2630 Fountain View and other business development costs.

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

AMERICAN SPECTRUM REALTY, INC.

Date: May 23, 2011		/s/ William J. Carden
By:
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011		/s/ G. Anthony Eppolito
By:
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