Form 10-Q/A
period 2010-09-30
AMERICAN SPECTRUM REALTY INC
filed 2011-05-24
CIK 1121783

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) for the three and nine months ended September 30, 2010 and September 30, 2009 is being filed to account for the Company’s January 2010 Evergreen transaction as the acquisition of a business and to consolidate several variable interest entities (“VIE”) in which the Company is the primary beneficiary.

As discussed in Note 14, “Restatement,” of the notes to the accompanying Consolidated Condensed Financial Statements in this Form 10-Q/A, the correction of this error from previously reported information for the three and nine months ended September 30, 2010 has resulted in a change in the Company’s Consolidated Condensed Financial Statements and related notes along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations discussion.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2010 (Restated)	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Real estate held for investment (includes $338,323 from consolidated VIE’s at Sept 30, 2010)	$618,504	$251,336
Accumulated depreciation (includes $4,068 from consolidated VIE’s at Sept 30, 2010)	(86,428)	(72,404)
Real estate held for investment, net (includes $334,255 from consolidated VIE’s at Sept 30, 2010)	532,076	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	1,013	462
Restricted cash (includes $2,908 from consolidated VIE’s at Sept 30, 2010)	3,900	992
Tenant and other receivables, net of allowance for doubtful accounts of $881 and $701, respectively (includes $515 from consolidated VIE’s at Sept 30, 2010)	1,738	891
Deferred rents receivable	2,138	1,883
Deferred tax asset	12,163	8,813
Purchased intangibles subject to amortization	12,725	-
Goodwill	4,003	-
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	271	-
Notes receivable from related parties	2,400	-
Interest receivable from related parties	267	-
Accounts receivable from related parties	754	-
Account receivable from Evergreen	414	-
Prepaid and other assets, net (includes $5,860 from consolidated VIE’s at Sept 30, 2010)	18,681	12,749
Total Assets	$596,543	$215,086

LIABILITIES
Notes payable (includes $240,509 from consolidated VIE’s at Sept 30, 2010)	$461,696	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable (includes $4,315 from consolidated VIE’s at Sept 30, 2010)	12,723	5,070
Accounts payable to related parties	372	-
Liabilities related to insurance claims	1,323	1,474
Accrued and other liabilities (includes $1,168 from consolidated VIE’s at Sept 30, 2010)	12,176	9,520
Total Liabilities	488,290	216,075

Commitments and Contingencies (Note 13):

Non-controlling interest classified as temporary equity	-	3,962

EQUITY (DEFICIT)
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,405,706 and 3,291,310 shares, respectively; outstanding, 2,934,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,028	48,546
Accumulated deficit	(56,500)	(52,472)
Treasury stock, at cost, 471,412 shares, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ (deficit) equity	(10,532)	(6,987)
Non-controlling interests	118,785	2,036
Total Equity (Deficit)	108,253	(4,951)
Total Liabilities and Equity (Deficit)	$596,543	$215,086

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental revenue	$16,731	$8,016	$33,006	$24,451
Third party management and leasing revenue	684	71	2,900	112
Interest and other income	140	10	167	37
Total revenues	17,555	8,097	36,073	24,600

EXPENSES:
Property operating expense	6,839	4,158	14,374	12,030
Corporate general and administrative	2,557	1,002	6,695	2,896
Depreciation and amortization	7,754	3,656	15,590	10,951
Interest expense	6,812	3,393	13,950	10,000
Total expenses	23,962	12,209	50,609	35,877

Loss from continuing operations before deferred income tax benefit	(6,407)	(4,112)	(14,536)	(11,277)

Deferred income tax benefit	1,802	1,458	4,873	3,996

Loss from continuing operations	(4,605)	(2,654)	(9,663)	(7,281)

Discontinued operations:
Income from operations	-	29	173	172
Gain on sale of discontinued operations	-	-	4,315	-
Income tax expense	-	(11)	(1,641)	(63)
Income from discontinued operations	-	18	2,847	109

Net loss, including noncontrolling interests	$(4,605)	$(2,636)	$(6,816)	$(7,172)

Plus: Net loss attributable to noncontrolling interests	2,333	314	2,788	856

Net loss attributable to American Spectrum Realty, Inc.	(2,272)	(2,322)	(4,028)	(6,316)

Preferred stock dividends	(60)	(60)	(180)	(180)

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2,332)	$(2,382)	$(4,208)	$(6,496)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(0.77)	$(0.83)	$(2.05)	$(2.28)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	-	0.01	0.69	0.03
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(0.77)	$(0.82)	$(1.36)	$(2.25)

Basic and diluted weighted average shares used	2,934,294	2,818,898	2,906,317	2,812,048

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,272)	$(2,338)	$(6,039)	$(6,413)
Income from discontinuing operations	$-	$55	$2,011	$97
Net loss	$(2,332)	$(2,382)	$(3,372)	$(6,496)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity (Deficit)
Balance, December 31, 2009 (audited)	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock split		1,645,655			18	(18)	-	-	-
Issuance of common stock		11,500	-	-	-	-	-	-	-
Conversion of operating partnership units to common stock		102,896	(211)	-	-	211	-	-	-
Consolidation of VIE’s			100,303						100,303
Issuance of operating partnership units		-	13,645	-	-	-	-	-	13,645
Non-controlling interests in acquired properties			6,232	-	-	-	-	-	6,232
Acquisition of non- controlling interest in the operating partnership			(20)	-	-	-	-	-	(20)
Reclassification of non-controlling interest from Temporary equity			3,962	-	-	-	-	-	3,962
Reclassification of non-controlling interest to additional paid-in capital			(370)	-	-	370	-	-	-
Repurchase of non-controlling interest in consolidated partnership			(1,785)	-	-	-	-	-	(1,785)
Distributions to non-controlling interests			(2,219)	-	-	-	-	-	(2,219)
Non-controlling interests share of loss			(2,788)	-	-	-	-	-	(2,788)
Preferred stock dividends			-	-	-	(180)	-	-	(180)
Stock-based compensation			-	-	-	82	-	-	82
Net loss			-	-	-	-	(4,028)	-	(4,028)
Balance, September 30, 2010 (unaudited)	55,172	3,405,706	$118,785	$1	$34	$49,028	$(56,500)	$(3,095)	$108,253

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,816)	$(7,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,590	11,292
Gain on sale of real estate asset	(4,315)	-
Income tax benefit	(3,232)	(3,933)
Deferred rental income	(253)	(330)
Stock-based compensation expense	82	69
Amortization of note payable premium, included in interest expense	-	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(208)	(132)
Increase in related party receivables	(556)	-
Increase in accounts payable	3,824	1,611
Increase in accounts payable to related parties	372	-
Decrease in prepaid and other assets	(650)	(516)
Increase (decrease) in accrued and other liabilities	(373)	(1,448)
Change in restricted cash	406	-
Net cash provided by (used in) operating activities:	3,871	(578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sale of real estate asset	10,166	-
Capital improvements to real estate assets	(3,281)	(1,785)
Real estate acquisitions	(317)	-
Investments in unconsolidated real estate assets	(82)	-
Proceeds received related to insurance claims	-	2,700
Payments for damages related to insurance claims	(151)	(1,741)
Net cash provided by (used in) investing activities:	6,335	(826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	5,180	3,105
Repayment of borrowings – property sales	(5,067)	-
Repayment of borrowings – refinances	-	(1,474)
Repayment of borrowings – other	(1,260)	(2,050)
Repayment of borrowings – scheduled payments	(4,268)	(2,215)
Repurchase of preferred partnership interest	(1,785)	-
Proceeds from partial sale of consolidated partnership interests	-	4,000
Acquisition of non-controlling interests in the operating partnership	(20)	-
Dividend payments to preferred stockholders	(225)	(80)
Distributions to non-controlling interests	(2,210)	-
Net cash (used in) provided by financing activities:	(9,655)	1,286

Increase (decrease) in cash and cash equivalents	551	(118)

Cash and cash equivalents, beginning of period	462	2,092

Cash and cash equivalents, end of period	$1,013	$1,974

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	3,081	-
Issuance of operating partnership units in connection with real estate acquisitions	2,586	-
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	28	-
Debt assumed in connection with real estate acquisition	6,297	-
Conversion of accounts payable to notes payable	498	-
Financing in connection with investment in unconsolidated real estate asset	33	-
Financing in connection with Evergreen acquisition	9,500	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,705	$6,797
Cash paid for income taxes	279	60

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

The following unaudited pro forma statement of operations for the three and nine months ended September 30, 2010 has been prepared to give effect to the acquisition of assets and management contracts with the corresponding consolidation of VIE’s, as described in Note 4 - Variable Interest Entities, assuming that these events occurred on January 1, 2010. The pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the period presented, nor do they intend to be a projection of future results of operations. Reliable information to provide pro forma financial disclosure on the Evergreen acquisition for the three and nine months ended September 30, 2009 is currently unavailable and impracticable to prepare.  Therefore, such pro forma financial information has not been included.

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

Pro forma statement of operations
(in thousands,unaudited)

	Three Months Ended	Nine Months Ended
	Sept 30, 2010	Sept 30, 2010

Total Revenue	$17,555	$44,634
Total Expenses	(23,962)	(60,455)

Net Income before Non-controlling Interest & Tax	(6,407)	(15,821)

Discontinued Operations	-	2,847
Deferred Tax Benefit	1,802	4,913
Non-Controlling Interest	2,333	3,933
Proforma net income	$(2,272)	$(4,128)

The accompanying financial statements include the operations of Evergreen and the consolidated VIE’s from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies.  A summary of the effect on operations follows:

Evergreen component of the consolidated statement of operations
(in thousands, unaudited)

	Three Months Ended	Nine Months Ended
	Sept 30, 2010	Sept 30, 2010

Total Revenue	$9,297	$11,661
Total Expenses	(10,935)	(13,950)

Net Loss before Noncontrolling Interest & Tax	(1,638)	(2,289)

Deferred Tax Benefit	281	537
Non-Controlling Interest	1,047	1,145
Evergreen component of net loss	$(310)	$(607)

Amortization expense for the three and nine months ended September 30, 2010 was $0.3 and $0.8 million, respectively.  Amortization expense will be $1.2 million per year for the next five years ending December 31.

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

The entities being consolidated include one self storage property, two multifamily properties, four student living properties, and nine commercial properties.  The entities are generally self-financed through cash flows from property operations.

The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests.

The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows (in thousands):

VIE Amounts	September 30, 2010 (unaudited)
Assets
Restricted Cash	$2,908
Receivables	515
Fixed Assets, net of depreciation	334,255
Other Assets	5,860
Total assets	$343,538

Liabilities
Accounts Payable	$4,315
Notes Payable	240,509
Other Liabilities	1,168
Total Liabilities	$245,992

VIE net carrying value	$97,546

At September 30, 2010, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. The Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing cash to the Company. The debt is solely secured by the properties of the VIE’s.

During the nine months ended September 30, 2010, the Company provided short-term advances of approximately $300,000 in cash to four properties that have been consolidated, all of which has been repaid.  We do not believe we have significant exposure to losses related to the VIE’s.

See Note 3. “Acquisition and Disposition Activities” for additional information on the business combination.

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ASSETS

During 2010, the Company acquired ownership interests in Evergreen Realty REIT I, Inc and the shareholders then elected to change the name to American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $77,000.  The Company also acquired fractional interests in other real estate assets of $129,000.  These acquisitions were funded by the issuance of OP Units, note payables and cash.

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

NOTE 8.  NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2010 and December 31, 2009 secured by the following properties (dollars in thousands):

		September 30, 2010		December 31, 2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,192	8.02%	5,248	8.02%
Northwest Spectrum	12/3/2010	750	8.75%	750	8.75%
Corporate-Unsecured (2)	2/19/2011	1,134	3.40%	-	-
Fountain View Place (3)	4/29/2011	1,065	10.00%	1,423	10.00%
Corporate-Secured (4)	5/12/2011	950	8.75%	-	-
Sabo Road (5)	7/31/2011	1,989	7.42%	-	-
Bristol Bay	8/1/2011	6,820	7.58%	6,899	7.58%
Technology	8/1/2011	7,091	7.44%	7,131	7.44%
Corporate – Secured (6)	9/21/2011	890	8.75%	890	8.75%
Creekside	12/1/2011	5,744	7.17%	5,814	7.17%
Corporate-Unsecured (7)	5/1/2012	48	4.00%	-	-
16350 Park Ten Place	5/11/2012	4,419	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,463	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,551	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,390	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,141	7.45%	2,161	7.45%
Corporate-Unsecured (8)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,685	7.33%	2,710	7.33%
Corporate-Secured (9)	6/15/2012	992	4.50%	992	4.50%
Corporate-Unsecured (7)	6/30/2012	60	0.00%	-	-
16350 Park Ten Place	8/11/2012	486	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	381	7.45%	386	7.45%
Corporate – Secured (10)	2/1/2013	1,746	5.50%	1,950	7.50%
Corporate-Secured (4)	3/5/2013	905	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,025	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	291	5.93%	295	5.93%
Morenci	7/1/2014	1,640	7.25%	1,689	7.25%
Northwest Corporate Center	8/1/2014	5,312	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,573	5.32%	8,600	5.32%
8100 Washington	2/22/2015	2,171	5.59%	2,196	5.59%
8300 Bissonnet	5/1/2015	4,484	5.51%	4,527	5.51%
Corporate-Unsecured (7)	6/1/2015	292	5.00%	-	-
Corporate-Unsecured (7)	6/1/2015	55	5.00%	-	-
1501 Mockingbird	7/1/2015	3,206	5.28%	3,239	5.28%
2620-2630 Fountain View (11)	7/31/2015	5,350	7.00%	-	-
5450 Northwest Central	9/1/2015	2,597	5.38%	2,631	5.38%
800/888 Sam Houston Parkway	12/29/2015	4,552	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	11,999	5.82%	12,139	5.82%
Campus Court (5)	4/25/2016	4,765	5.78%	-	-
12000 Westheimer/2470 Gray Falls	1/1/2017	7,301	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,311	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Loop 1604 (5)	9/11/2017	4,357	6.70%	-	-
Fountain View Place	4/29/2018	12,403	6.50%	12,521	6.50%
Corporate-Secured (12)	12/31/2019	9,440	5.00%	-	-
	Subtotal	$198,016		$169,946
Variable Rate
Beltway Industrial (1)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate – Unsecured (8)		-	-	500	6.00%
Northwest Spectrum	4/19/2012	2,856	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,645	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,171		$23,974
ASR Notes Payable	Total	$221,187		$193,920
VIE Notes Payable – See Note 4		240,509		-
Balance Sheet Notes Payable	Total	$461,696		$193,920

(1)	The Company is currently negotiating extension terms with the lender.

(2)	In May 2010, the Company obtained financing for insurance premiums on its owned and managed properties.

(3)	In April 2010, the Company made a principal payment of $240,000 on the note and the lender extended the maturity date of the note to April 29, 2011.

(4)	Represents bank loans of $950,000 obtained in May 2010 and $1,000,000 obtained in March 2010.

(5)
Represents mortgage debt on properties in which the Company acquired partial ownership interests in 2010. The Company holds a 55% interest in Sabo Road, an 38.4% interest in Loop 1604 and an 11.2% interest in Campus Court.

(6)	In September 2010, maturity of the loan was extended to September 21, 2011.

(7)	Represents the conversion of accounts payables to promissory notes during the second quarter of 2010.

(8)	In May 2010, the Company refinanced two $500,000 notes which were due to mature on May 31, 2010 with a new loan in the amount of $1,000,000 with the same lender.

(9)	In October 2010, maturity of the loan was extended to June 15, 2012.

(10)	In August 2010, the Company made a principal pay-down of $195,000 on the note and the lender extendedthe maturity date to February 1, 2013.

(11)	Represents mortgage debt the Company assumed from the seller in connection with the property acquisition. The Company holds a 51% ownership interest in the property.

(12)	Represents promissory note issued by the Company in January 2010 in connection with the Evergreen acquisition.

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

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the three and nine months ended September 30, 2010 (dollars in thousands):

	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2010
Net loss attributable to the Company	$(2,153)	$(3,699)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	$-	$211
Increase in the Company’s paid-in capital on reclassification of preferred interest from temporary equity equity sale of consolidated partnership interests	$-	370
Net transfers from noncontrolling interests	$-	$581
Change from net loss attributable to the Company related to non-controlling interest transactions	$(2,153)	$(3,118)

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the three and nine months ended September 30, 2009 (dollars in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net loss attributable to the Company	$(2,322)	$(6,316)
Transfers from noncontrolling interests
Increase in the Company’s paid-in capital on exchangeof OP Units for shares of Common Stock	-	314
Increase in the Company’s paid-in capital on partial sale of consolidated partnership interests	$1,971	$1,971
Net transfers from noncontrolling interests	$1,971	$2,285
Change from net loss attributable to the Company related to non-controlling interest transactions	$(351)	$(4,031)

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

NOTE 14. RESTATEMENT (UNAUDITED)

In connection with reviewing the January 2010 Evergreen transaction, the Company has determined that it should correct an error and account for the transaction as the acquisition of a business and several VIE’s in which the Company is the primarily beneficiary should have been consolidated as of, and for quarter ended September 30, 2010.  See Note 3. “Acquisition and Disposition Activities” for information on the Evergreen transaction and Note 4. “Variable Interest Entities” for information on the VIE’s.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Condensed Financial Statements as of, and for quarter ended September 30, 2010 (dollars in thousands except per share data):

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Three Months Ended Sept 30, 2010

Rental revenue	$8,307	$8,424	$16,731
Third party management and transaction revenue	973	(289)	684
Interest and other income	140	-	140
Total revenues	9,420	8,135	17,555

Property operating expense	4,703	2,136	6,839
Corporate general and administrative	2,557	-	2,557
Depreciation and amortization	3,608	4,146	7,754
Interest expense	3,494	3,318	6,812
Total expenses	14,362	9,600	23,962

Loss before deferred income tax benefit	(4,942)	(1,465)	(6,407)

Deferred income tax benefit	1,697	105	1,802

Net loss, including non-controlling interests	(3,245)	(1,360)	(4,605)

Net loss attributable to non-controlling interests	1,092	1,241	2,333

Net loss attributable to American Spectrum Realty, Inc.	(2,153)	(119)	(2,272)

Preferred stock dividend	(60)	-	(60)

Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,213)	(119)	(2,332)

Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.73)	(.04)	$(0.77)

Statement of Operations for the Nine Months Ended Sept 30, 2010

Rental revenue	$24,093	$8,913	$33,006
Third party management and transaction revenue	3,208	(308)	2,900
Interest and other income	167	-	167
Total revenues	27,468	8,605	36,073

Property operating expense	12,241	2,133	14,374
Corporate general and administrative	6,695	-	6,695
Depreciation and amortization	10,757	4,833	15,590
Interest expense	10,418	3,532	13,950
Total expenses	40,111	10,498	50,609

Loss from continuing operations before deferred tax benefit	(12,643)	(1,893)	(14,536)

Deferred income tax benefit	4,593	280	4,873

Loss from continuing operations	(8,050)	(1,613)	(9,663)

Income from discontinued operations	2,847	-	2,847

Net loss, including non-controlling interests	(5,203)	(1,613)	(6,816)

Net loss attributable to non-controlling interests	1,504	1,284	2,788

Net loss attributable to American Spectrum Realty, Inc.	(3,699)	(329)	(4,028)

Preferred stock dividend	(180)	-	(180)

Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(3,879)	(329)	(4,208)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(1.96)	(0.09)	(2.05)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	.69	-	.69
Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(1.27)	(.09)	$(1.36)

Balance Sheet as of September 30, 2010

Real estate held for investment	$280,033	$338,471	$618,504
Accumulated depreciation	(82,344)	(4,084)	(86,428)
Cash and cash equivalents	1,013	-	1,013
Restricted cash	992	2,908	3,900
Tenant and other receivables, net of allowance for doubtful accounts	1,223	515	1,738
Deferred rents receivable	2,138	-	2,138
Deferred tax asset	11,883	280	12,163
Investment in management company	4,000	-	4,000
Investments in unconsolidated real estate assets from related parties	142	129	271
Purchased intangibles subject to amortization	18,000	(5,275)	12,725
Goodwill	-	4,003	4,003
Notes receivable from related party	2,400	-	2,400
Interest receivable from related parties	267	-	267
Accounts receivable from related parties	754	-	754
Accounts receivable from Evergreen	414	-	414
Prepaid and other assets, net	12,821	5,860	18,681
Total Assets	253,736	342,807	596,543

Notes payable	221,187	240,509	461,696
Accounts payable	8,408	4,315	12,723
Accounts payable to related parties	372	-	372
Liabilities related to insurance claims	1,323	-	1,323
Accrued and other liabilities	11,008	1,168	12,176
Total Liabilities	242,298	245,992	488,290

Equity:
Preferred stock	1	-	1
Common stock	34	-	34
Additional paid-in capital	49,028	-	49,028
Accumulated deficit	(56,171)	(329)	(56,500)
Treasury stock	(3,095)	-	(3,095)
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(10,203)	(329)	(10,532)
Non-controlling interests	21,641	97,144	118,785
Total Equity	11,438	96,815	108,253
Total Liabilities and Equity	$253,736	342,807	$596,543

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

During the nine months ended September 30, 2010, the Company consolidated multiple VIE’s in which it was determined to be the primary beneficiary.  The entities being consolidated own 16 income-producing properties, consisting of one self storage property, two multifamily properties, four student living properties, and nine commercial properties.  The entities are generally self-financed through cash flows from property operations.  The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net income (loss) attributable to non-controlling interests. (Also see Note 4 of the Company’s Accompanying Consolidated Financial Statements).

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

RESULTS OF OPERATIONS

Discussion of the three months ended September 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the quarter ended:

	September 30,	September 30,	Variance
	2010	2009	$	%
	(restated)
Rental revenue	$16,731,000	$8,016,000	$8,715,000	108.7%
Third party management and leasing revenue	684,000	71,000	613,000	863.4%
Operating expenses:
Property operating expenses	6,839,000	4,158,000	2,681,000	64.5%
General and administrative	2,557,000	1,002,000	1,555,000	155.2%
Depreciation and amortization	7,754,000	3,656,000	4,098,000	112.1%
Interest expense	6,812,000	3,393,000	3,419,000	100.8%

Rental revenue. Rental revenue increased $8,715,000, or 108.7%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily due to the consolidation of VIE’s, which accounted for $8,424,000 of the increase.  Rental revenue for the Company’s owned properties increased $291,000.  This increase was principally due to $660,000 in revenue generated from Fountain View Plaza, Sabo Road and Loop 1604, which were acquired in 2010.  The increase was in large part offset by an increase in rent concessions and by a decrease in occupancy from properties owned for the full three months ended September 30, 2010 and September 30, 2009.  Occupancy, on a weighted average basis, was 83% for the third quarter 2009 compared to 82% for the third quarter 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $613,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The increase was primarily due to revenues generated as a result of the January 2010 acquisition of property management and asset management contracts from Evergreen.

Property operating expenses.  Property operating expenses increased by $2,681,000, or 64.5%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily due to the consolidation of VIE’s, which accounted for $2,136,000 of the increase.  Property operating expenses for the Company’s owned properties increased by $545,000.  This increase was primarily due to $452,000 attributable to the three acquired properties mentioned above.  This increase was also due an increase in property maintenance costs and an increase in property general and administrative costs incurred during the quarter from properties owned for the full three months ended September 30, 2010 and September 30, 2009.

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

Depreciation and amortization.  Depreciation and amortization expense increased $4,098,000, or 112.1%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily due to the consolidation of VIE’s, which accounted for $3,859,000 of the increase.  The increase was also due to the amortization of intangibles acquired in the Evergreen transaction.

Interest expense.  Interest expense increased $3,419,000, or 100.8%, for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  The increase was primarily attributable to the consolidation of VIE’s, which accounted for $3,318,000 of the increase.  The increase was also attributable to $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $118,000 during the third quarter of 2010.  Additionally, interest expense related to the three properties acquired in 2010 accounted for $237,000 of the increase.   The increase was partially offset by a decrease in interest expense attributable to the pay-off and/or pay-down of other debt.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $1,802,000 for the three months ended September 30, 2010, compared to $1,458,000 for the three months ended September 30, 2009.  The increase in deferred income tax benefit for the three months ended September 30, 2010 corresponds to the increase in loss from continuing operations for three months ended September 30, 2010, in comparison to the three months ended September 30, 2009.  The Company has an effective tax rate of 36.5% for 2010.   Management believes that its deferred tax asset balance as of September 30, 2010 is realizable.

Non-controlling interests. The share of loss attributable to non-controlling interests was $2,333,000 for the three months ended September 30, 2010, compared to $314,000 for the three months ended September 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of September 30, 2010 and September 30, 2009, a respective 35% and 12% partnership interest in the Operating Partnership as limited partners, (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company and (iii) variable interest entities.

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

Discussion of the nine months ended September 30, 2010 and 2009.

The following table shows a comparison of rental revenues and certain expenses for the nine months ended:

	September 30,	September 30,	Variance
	2010	2009	$	%
	(restated)
Rental revenue	$33,006,000	$24,451,000	$8,555,000	35.0%
Third party management and leasing Revenue	2,900,000	112,000	2,788,000	2,489.3%
Operating expenses:
Property operating expenses	14,374,000	12,030,000	2,344,000	19.5%
General and administrative	6,695,000	2,896,000	3,799,000	131.2%
Depreciation and amortization	15,590,000	10,951,000	4,639,000	42.4%
Interest expense	13,950,000	10,000,000	3,950,000	39.5%

Rental revenue. Rental revenue increased $8,555,000, or 35.0% for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily due to the consolidation of VIE’s which accounted for an increase of $8,913,000.  Rental revenue for the Company’s owned properties decreased by $358,000.  This decrease was in large part due to an increase in rent concessions.  The decrease was also attributable to a decrease in occupancy and a decrease in common area maintenance fees from properties owned for the full nine months ended September 30, 2010 and September 30, 2009.  Occupancy, on a weighted average basis decreased from 83% for the nine months ended September 30, 2009 to 82% for the nine months ended September 30, 2010.  The decrease in rental revenue was partially offset by $695,000 in revenue generated from Fountain View Plaza, Sabo Road and Loop 1604, which were acquired in 2010.

Third party management and leasing revenue. Third party management and leasing revenue increased by $2,788,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.   The increase was due to an increase in third party management and leasing revenues attributable to the Company’s third party management and leasing contracts.

Property operating expenses.  Property operating expenses increased by $2,344,000, or 19.5%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily attributable to the consolidation of VIE’s which accounted for $2,133,000 of the increase. Property operating expenses for the Company’s owned properties increased by $211,000.  This increase was primarily due to $475,000 attributable to the three acquired properties mentioned above. The increase was partially offset by a decrease in property taxes attributable to a decrease in the assessed values of several of the Company’s properties.  The decrease was also due to lower property maintenance costs incurred during the period for properties owned for the full three months ended September 30, 2010 and September 30, 2009.

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

Depreciation and amortization.  Depreciation and amortization expense increased $4,639,000, or 42.4%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily attributable the consolidation of VIE’s which accounted an increase of $4,068,000.  The increase was also due to the amortization of intangibles acquired in the Evergreen transaction.

Interest expense.  Interest expense increased $3,950,000, or 39.5%, for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  The increase was primarily attributable to the consolidation of VIE’s which accounted for $3,532,000 of the increase.  The increase was also attributable to an increase in debt, including the $9,500,000 new loan associated with the Evergreen acquisition.  Interest expense related to the new loan amounted to $334,000 during the nine months ended September 30, 2010.  The increase was also due to interest expense related to the three properties acquired in 2010, which accounted for $237,000 of the increase.  The increase was partially offset by a decrease in interest expense attributable to the pay-off and/or pay-down of other debt.

Income taxes.  The Company recognized a deferred income tax benefit from continuing operations of $4,873,000 for the nine months ended September 30, 2010, compared to $3,996,000 for the nine months ended September 30, 2009.  The increase in deferred income tax benefit for the nine months ended September 30, 2010 corresponds to the increase in loss from continuing operations for nine months ended September 30, 2010, in comparison to the nine months ended September 30, 2009.  The Company has an effective tax rate of 36.5% for 2010.   Management believes that its deferred tax asset balance as of September 30, 2010 is realizable.

Non-controlling interests. The share of loss attributable to non-controlling interests was $2,788,000 for the nine months ended September 30, 2010, compared to $856,000 for the nine months ended September 30, 2009.  The non-controlling interests represent (i) unit holders in the Operating Partnership (other than the Company) that held, as of September 30, 2010 and September 30, 2009, a respective 35% and 12% partnership interest in the Operating Partnership as limited partners, (ii) third party limited partnership interests in certain single purpose consolidated partnerships of the Company and (iii) variable interest entities.

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

Net cash provided by operating activities amounted to $3,871,000 for the nine months ended September 30, 2010, of which $1,089,000 was attributable to operating activities of the Company’s owned properties and $2,782,000 was attributable to operating activities of VIE’s.  The net cash provided by operating activities represented $1,056,000 generated by property operations and a net change in operating assets and liabilities of $2,815,000.  The net cash provided by operating activities for the nine months ended September 30, 2010 included (i) an increase in accounts payable of $3,824,000, of which $3,290,000 was attributable to the Company’s owned properties and $534,000 was attributable to VIE’s and (ii) depreciation and amortization expense of $15,590,000, of which $11,522,000 was attributable to the Company’s owned properties and $4,068,000 was attributable to VIE’s.  Net cash used in operating activities amounted to $578,000 for the nine months ended September 30, 2009.  The net cash represented $93,000 used in property operations and a net change in operating assets and liabilities of $485,000.

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

Net cash used in financing activities amounted to $9,655,000 for the nine months ended September 30, 2010.  This amount was primarily comprised of debt repayment on the sale of 5850 San Felipe of $5,067,000, the repayment of borrowings of $1,260,000, scheduled principal payments on debt of $4,268,000, of which $907,000 was related to VIE’s, repurchase of preferred partnership interest of $1,785,000, dividend payments to preferred stockholders of $225,000 and distributions to non-controlling interests of $2,210,000, of which $1,875,000 was related to VIE’s.  This amount was partially offset by new borrowings of $5,180,000.  Net cash provided by financing activities amounted to $1,286,000 for the nine months ended September 30, 2009.  This amount consisted of new borrowings of $3,105,000 and proceeds from the sale of consolidated partnership interests of $4,000,000.  The amount was partially offset by repayment of borrowings of $3,524,000 and scheduled principal payments on debt of $2,215,000.

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

The Company needs to generate cash to meet its current liquidity requirements.  As of September 30, 2010, accounts payable over 90 days (excluding VIE’s) totaled $7,678,922,  which were related to Hurricane Ike expenses, the 2010 Evergreen and other management contract acquisition and other business development costs.  This increase in accounts payable was also exacerbated by loss of rental income caused by Hurricane Ike, The Company has recently made demand to its insurance carrier for approximately $6,000,000  in lost rental income as well as the demand for the other damages caused by Ike as referenced in Note 13 of the Company’s Accompanying Consolidated Financial Statements.  The Company intends to meet these obligations from proceeds from planned property sales, borrowing activities and a preferred equity offering.  There can be no assurance, however, that these activities will occur.  If these activities do not occur, the Company will not have sufficient cash to meet its obligations.

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

The following table sets forth the Company’s calculation of FFO for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(restated)
Net loss attributable to the Company	$(4,028)	$(6,316)
Depreciation and amortization from discontinued operations	8	341
Gain from sale of discontinued operations	(4,315)	-
Deferred income tax benefit	(3,232)	(3,933)
Depreciation and amortization attributable to the Company’s owned properties	11,522	10,951
FFO	$(45)	$1,043

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

AMERICAN SPECTRUM REALTY, INC.

Date: May 23, 2011	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ G. Anthony Eppolito
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