Form 10-Q
period 2011-06-30
AMERICAN SPECTRUM REALTY INC
filed 2011-08-15
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files. Yes ☑     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☑ No

As of August 3, 2011, 2,954,414 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Condensed Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011
	and 2010 (unaudited)	4
	Consolidated Statement of Equity for the six months ended June 30, 2011 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and
	2010 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 5	Exhibits	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Real estate held for investment (includes $392,176 and $381,354 from consolidated
Variable Interest Entities (“VIE’s”), respectively)	$602,361	$646,255
Accumulated depreciation (includes $15,432 and $8,446 from consolidated VIE’s,
respectively)	(80,219)	(94,090)
Real estate held for investment, net (includes $376,744 and $372,908 from
consolidated VIE’s, respectively)	522,142	552,165

Cash and cash equivalents	8,144	2,003
Restricted cash (includes $4,985 and $4,016 from consolidated VIE’s, respectively)	5,977	5,008
Tenant and other receivables, net of allowance for doubtful accounts of $881 and $421,
respectively (includes $528 and $1,515 from consolidated VIE’s, respectively)	2,300	2,403
Deferred rents receivable	2,239	2,331
Purchased intangibles subject to amortization	8,492	9,060
Deferred tax asset	9,136	14,083
Goodwill	4,003	4,003
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	173	194
Notes receivable from related parties	2,000	2,000
Interest receivable from related parties	272	272
Accounts receivable from related parties	262	262
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $7,920 and $8,858 from consolidated VIE’s,
respectively)	17,931	20,164
Total Assets	$587,485	$618,362

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $272,999 and $268,776 from consolidated VIE’s, respectively)	$440,955	$482,819
Accounts payable (includes $3,574 and $5,734 from consolidated VIE’s, respectively)	12,128	16,292
Accounts payable to related parties	286	286
Accrued and other liabilities (includes $3,420 and $1,809 from consolidated VIE’s,
respectively)	15,215	12,154
Total Liabilities	468,584	511,551

Commitments and Contingencies (Note 11):

American Spectrum Realty, Inc. stockholders’ deficit:
Preferred stock	1	1
Common stock	34	34
Additional paid-in capital	49,255	49,067
Accumulated deficit	(53,115)	(60,509)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ deficit	(6,920)	(14,502)
Non-controlling interests	125,821	121,313
Total Equity	118,901	106,811

Total Liabilities and Equity	$587,485	$618,362

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
REVENUES:
Rental revenue	$17,481	$6,894	$35,222	$13,432
Third party management and leasing revenue	1,478	1,202	2,514	2,166
Interest income	60	13	199	77
Total revenues	19,019	8,109	37,935	15,675

EXPENSES:
Property operating expense	7,043	3,426	13,601	6,579
Corporate general and administrative	2,424	2,516	4,941	4,138
Depreciation and amortization	7,726	3,278	15,238	6,208
Interest expense	7,709	3,017	15,759	5,748
Impairment of real estate assets	-	-	150	-
Total expenses	24,902	12,237	49,689	22,673

OTHER INCOME:
Gain on litigation settlement	4,174	-	4,174	-
Other income	623	-	623	-
Total other income	4,797	-	4,797	-

Loss from continuing operations before deferred income tax	(1,086)	(4,128)	(6,957)	(6,998)

Deferred income tax (expense)/benefit	(66)	1,574	873	2,658

Loss from continuing operations	(1,152)	(2,554)	(6,084)	(4,340)

Discontinued operations:
Loss from operations	(70)	(804)	(857)	(957)
Gain on sale of discontinued operations	23,631	-	23,631	4,315
Income tax (expense)/benefit	(6,082)	293	(5,894)	(1,229)
Income/(loss) from discontinued operations	17,479	(511)	16,880	2,129

Net (loss)/income, including non-controlling interests	$16,327	$(3,065)	$10,796	$(2,211)

Plus: Net (income)/loss attributable to non-controlling interests	(6,894)	889	(3,402)	455

Net income/(loss) attributable to American Spectrum Realty, Inc.	9,433	(2,176)	7,394	(1,756)

Less: Preferred stock dividend	(60)	(60)	(120)	(120)

Net income/(loss) attributable to American Spectrum Realty, Inc.
common stockholders	$9,373	$(2,236)	$7,274	$(1,876)

Basic and diluted per share data:
Income/(Loss) from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$0.05	$(0.66)	$(0.53)	$(1.17)
Income/(loss) from discontinued operations attributable to
American Spectrum Realty, Inc.	3.13	(0.08)	3.03	0.58
Net income/(loss) attributable to American Spectrum Realty, Inc.
common stockholders	$3.18	$(0.74)	$2.50	$(0.59)

Basic and diluted weighted average shares used	2,964,001	2,930,461	2,962,647	2,892,329

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Income (loss) from continuing operations	$81	$(2,176)	$(1,692)	$(3,767)
Income from discontinuing operations	$9,292	$(60)	$8,966	$1,891
Net income/(loss)	$9,373	$(2,236)	$7,274	$(1,876)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share amounts)
(unaudited)

			Non-	Pre-		Additional	Accum-
	Preferred	Common	controlling	ferred	Common	Paid-In	ulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	Capital	Deficit	Stock	Equity
Balance, January 1, 2011	55,172	3,422,706	$121,313	$1	$34	$49,067	(60,509)	$(3,095)	$106,811
Preferred stock	-	-	-	-	-	(120)	-	-	(120)
dividends
Stock-based	-	15,000	-	-	-	297	-	-	297
compensation
Restricted stock	-	(8,336)	-	-	-	-	-	-	-
forfeitures
Conversion of OP units
to common Stock	-	1,456	(11)	-	-	11	-	-	-
Consolidation of VIE’s	-	-	9,241	-	-	-	-	-	9,241
Deconsolidation of
VIE’s	-	-	(2,534)	-	-	-	-	-	(2,534)
Noncontrolling interests	-	-
share of income			3,402	-	-	-	-	-	3,402
Distributions	-	-	(6,088)	-	-	-	-	-	(6,088)
Contributions	-	-	498	-	-	-	-	-	498
Net income	-	-	-	-	-	-	7,394	-	7,394
Balance, June 30,011	55,172	3,430,826	$125,821	$1	$34	$49,255	$(53,115)	$(3,095)	$118,901

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	Six Months Ended June 30,
		2010
	2011	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,796	$(2,211)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,951	7,836
Impairment expense	150	-
Income tax expense/(benefit)	5,021	(1,430)
Gain on sales of real estate assets	(23,631)	(4,315)
Stock-based compensation	297	52
Deferred rental income	(64)	(119)
Changes in operating assets and liabilities:
Decrease (Increase) in tenant and other receivables	488	(100)
(Decrease) increase in accounts payable	(2,386)	956
Increase in related party receivables	-	(433)
Decrease in prepaid and other assets	771	554
Increase (decrease) in accrued and other liabilities	1,476	(1,063)
Change in restricted cash	(789)	(98)
Net cash provided by (used in) operating activities:	8,080	(371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	51,080	10,166
Capital improvements to real estate assets	(607)	(1,954)
Real estate acquisition	-	(267)
Investments in unconsolidated real estate assets	-	(131)
Payments for damages related to insurance claims	-	(107)
Net cash provided by investing activities:	50,473	7,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,500	3,156
Repayment of borrowings – property sales	(45,000)	(5,067)
Repayment of borrowings – scheduled payments	(2,688)	(2,027)
Repayment of borrowings – other	(7,352)	(490)
Repurchase of preferred partnership interest	-	(1,785)
Acquisition of non-controlling interest in the operating partnership	-	(20)
Dividend payments to preferred stockholders	(17)	(182)
Contributions from non-controlling interests	498	-
Distributions to non-controlling interests	(3,353)	(399)
Net cash used in financing activities:	(52,412)	(6,814)

Increase in cash and cash equivalents	6,141	522

Cash and cash equivalents, beginning of period	2,003	462

Cash and cash equivalents, end of period	$8,144	$984

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of operating partnership units to common stock	$11	$221
Conversion of accounts payable to note payable	1,720	426
Issuance of operating partnership units in connection with Evergreen acquisition	-	8,000
Issuance of operating partnership units in connection with notes receivable and account
receivable acquisition	-	2,081
Issuance of operating partnership units in connection with real estate acquisitions	-	1,018
Issuance of operating partnership units in connection with investment in unconsolidated
real estate asset	-	1,266
Debt assumed in connection with real estate acquisition	-	6,297
Financing in connection with investment in unconsolidated real estate asset	-	33
Financing in connection with Evergreen acquisition	-	9,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,663	$7,997
Cash paid for income taxes	191	257

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at June 30, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

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

—	Organic (internally developed opportunities) and external (acquisition generated opportunities) growth of our third party property management contracts.

As of August 5, 2011 the company had payables of $6.5 million over 90 days old. It also had approximately $10.3 million of notes payable coming due in the second half of 2011. The company intends to meet these cash needs by selling one or more properties and refinancing one or more of the notes payable. The Company has listed for sale three of its properties. We can make no guarantees as to the timing of property sales or our ability to refinance existing debt. If we are unable to sell property or refinance existing debt, then we will have to look to a combination of cost-cutting measures and seek additional equity financing to meet our cash needs for the remainder of 2011.

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

The financial statements include the accounts of the Operating Partnership, all subsidiaries of the Company, and Variable Interest Entities (“VIE’s”) where the Company is the primary beneficiary. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

The Company accounts for unconsolidated real estate investments using the equity method of accounting. Accordingly, the Company’s share of earnings of these real estate investments is included in the consolidated results of operations.

The accompanying financial statements for the quarterly period ending June 30, 2010 have been restated. Reference is made to our Form 10-Q/A for the quarterly period ending June 30, 2010 filed on May 24, 2011.

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

VARIABLE INTEREST ENTITIES

When we obtain an interest in an entity, we evaluate the entity to determine if it is deemed a Variable Interest Entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine which VIE’s should be consolidated for financial accounting purposes. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.

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

NOTE 3 - DISCONTINUED OPERATIONS

7700 Irvine Center, a 209,343 square foot office property, located in Irvine, California was sold on June 28, 2011 for $56.5 million, resulting in net proceeds of approximately $6.1 million. The transaction generated a gain on sale before income tax expense of $23.6 million. The gain on the sale of the property significantly diminished our federal net operating loss carry-forward. The proceeds from the sale were used to distribute the $2.5 million non-controlling interest in 7700 Irvine Center which was held by a third party, and to reduce debt, accrued liabilities and accounts payables.

Income from discontinued operations for the three and six months ended June 30, 2011 includes gain on sale of 7700 Irvine Center and the operating results of the property. Income from discontinued operations for the three months ended June 30, 2010, represents the operating results of 7700 Irvine Center. Income from discontinued operations for the six months ended June 30, 2010 includes the gain on sale of 5580 San Felipe, a 101,880 square foot office property sold in March 2010 and the operating results of San Felipe and 7700 Irvine Center.

The consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2011 and 2010 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Rental Revenue	$1,067	$1,198	$2,043	$3,325
Expenses (1)	(1,137)	(2,002)	(2,900)	(4,282)
Loss from discontinued operations before gain
on sale and income tax benefit (expense)	(70)	(804)	(857)	(957)
Gain on sale of discontinued operations	23,631	-	23,631	4,315
Income tax (expense)	(6,082)	293	(5,894)	(1,229)
Income (loss) from discontinued operations	$17,479	$(511)	$16,880	$2,129

(1) Includes interest expense of approximately $0.7 million and $0.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively and interest expense of approximately $1.4 million and $1.3 million for the six months ended June 30, 2011 and June 30, 2010. Mortgage debt related to the property included in discontinued operations was individually secured, as such, interest expense was based on the property’s debt.

NOTE 4 - VARIABLE INTEREST ENTITIES

We have identified multiple Variable Interest Entities where we are the primary beneficiary for accounting purposes since we have (a) the power to direct the activities that most significantly impact each entity’s economic performance such as: sign and enter into leases; set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits and (b) the ability to receive fees that are significant to the property and (c) a history of funding any deficit cash flows. As a result, these VIE entities were consolidated in the condensed consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by us as non-controlling interests in the condensed consolidated balance sheets. The entities being consolidated as of June 30, 2011 include fourteen self storage properties, two multifamily properties, five student living properties and ten commercial properties. This represents an increase of three self storage properties and one commercial property, less one multifamily and one assisted living facility as compared to the year ended December 31, 2010. The entities are generally self-financed through cash flows from property operations.

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
(in thousands)
(unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Total Revenue	10,194	18,635
Total Expenses	(15,352)	(26,875)
Net Loss before Noncontrolling
Interest & Tax	(5,158)	(8,240)
Deferred Tax Benefit	1,867	2,951
Income from Discontinued Operations	0	2,640
Non-Controlling Interest	1,115	893
Net Loss	(2,176)	(1,756)

The accompanying financial statements include the operations of the newly consolidated VIE’s from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies. A summary of the effect on operations follows:

VIE component of the condensed consolidated statement of operations for the three and six months ended June 30, 2011
(in thousands)
(unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Total Revenue	979	1,511
Total Expenses	(1,067)	(1,593)

Net Loss before Noncontrolling
Interest & Tax	(88)	(82)
Deferred Tax Benefit	-	-
Non-Controlling Interest	88	82

Net Loss	-	-

We de-consolidated an assisted living property during the first quarter of 2011 and a multi-family property during the second quarter of 2011. The deconsolidation was due to a change in our management relationship with the properties. We no longer manage or have a continuing involvement with these two properties. The impact to our condensed Consolidated Financial Statements was a decrease in total assets of $19.7 million, a decrease in total liabilities of $12.7 million and a decrease in noncontrolling interest of $2.5 million. In addition, total net income attributable to these noncontrolling interests of $0.1 million was recorded from the deconsolidated properties. The de-consolidation of these entities did not result in a gain or loss in the Condensed Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiary at the de-consolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the de-consolidation.

During the six months ended June 30, 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded an impairment charge of $0.2 million in the period that reduced the fair value of the contracts to zero.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	June 30,	December 31,
Variable interest entity amounts	2011	2010
	(unaudited)
Assets
Restricted Cash	$4,985	$4,016
Receivables	528	1,515
Fixed Assets Net of depreciation	376,744	372,908
Other Assets	7,920	8,858
Total Assets	$390,177	$387,297

Liabilities
Accounts payable	3,574	5,734
Notes payable	272,999	268,776
Other liabilities	3,420	1,809
Total liabilities	$279,993	$276,319

Variable interest entity net carrying amount	$110,184	$110,978

At June 30, 2011, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The debt is solely secured by the property of the respective VIE’s.

During the three and six months ended June 30, 2011, we did not provide short term advances to any properties that have been consolidated. A minimal balance is still owed to us as of June 30, 2011 relating to advances during 2010. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions are related party transactions which may include amounts that were eliminated in the consolidation of VIE’s and controlled entities.

The Company recognized third party management fee and advisory revenues attributable to the properties formerly managed by Evergreen Realty Group, LLC and affiliates for the three and six months ended June 30, 2011 of $0.6 million and $1.4 million, respectively, and $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2010. At June 30, 2011, accounts receivable related to these revenues was approximately $0.1 million. The Company has a non-economic interest in many of the properties, held in most cases as the manager or general partner of entities which own tenant in common interests.

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

The first note, in the amount of $1.0 million, bears interest at 12% per annum. The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest. Accrued and unpaid interest on the note totaled approximately $0.2 million at June 30, 2011. The note was acquired to ultimately acquire certain real estate assets in which the obligors on the notes have ownership interests. The Company is not recognizing interest income on the note.

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

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which approximately $2.1 million was attributable to the Evergreen property portfolio. During 2010, the Company received approximately $2.0 million from these properties as payment on the premiums. As of June 30, 2011 unpaid amounts due to the Company from these properties was approximately $0.1 million. As of June 30, 2011, the Company had premium refunds of $0.3 million due to these properties from the cancellation of the prior insurance policy.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee is paid for a maximum of three years on any particular obligation. The Guarantee Fee paid for the year ended December 31, 2010 was approximately $80,000. The Guarantee Fee paid for the six months ended June 30, 2011 was approximately $59,000.

During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease is approximately $0.5 million over the term of the lease. The property was sold in June 2011.

NOTE 6 - NOTES PAYABLE

We had the following notes payable outstanding, as of June 30, 2011 and December 31, 2010, secured by the following properties (dollars in thousands):

		June 30, 2011		December 31, 2010
	Maturity	Principal	Interest	Principal	Interest
Property (unless otherwise noted)	Date	Balance	Rate	Balance	Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,206	8.02%	5,191	8.02%
Sabo Road Self Storage	7/31/2011	1,961	7.42%	1,974	7.42%
Bristol Bay	8/1/2011	6,720	7.58%	6,792	7.58%
Technology (1)	8/1/2011	7,091	7.44%	7,091	7.44%
Corporate – Secured	9/18/2011	890	5.50%	890	8.75%
Creekside (1)	12/1/2011	5,747	7.17%	5,747	7.17%
Northwest Spectrum (4)	12/3/2011	500	5.50%	750	8.75%
Corporate – Unsecured (5)	1/15/2012	200	3.20%	-	-
Fountain View Place (6)	4/29/2012	875	10.00%	1,031	10.00%
16350 Park Ten Place	5/11/2012	4,353	7.45%	4,402	7.45%
16360 Park Ten Place	5/11/2012	3,410	7.45%	3,449	7.45%
2855 Mangum	5/11/2012	2,513	7.45%	2,535	7.45%
2855 Mangum	5/11/2012	1,364	6.00%	1,380	6.00%
6430 Richmond Atrium	5/11/2012	2,109	7.45%	2,127	7.45%
Corporate – Secured (7)	5/12/2012	950	5.50%	950	8.75%
Corporate – Unsecured	5/31/2012	1,000	9.50%	1,000	9.50%
Southwest Pointe	6/1/2012	2,644	7.33%	2,671	7.33%
Corporate-Secured	6/15/2012	992	4.50%	992	4.50%
16350 Park Ten Place	8/11/2012	480	7.45%	484	7.45%
16360 Park Ten Place	8/11/2012	376	7.45%	380	7.45%
Corporate – Secured	2/1/2013	1,711	5.50%	1,736	5.50%
Corporate – Secured	3/8/2013	783	5.50%	863	8.75%
11500 Northwest Freeway	6/1/2014	3,970	5.93%	4,008	5.93%
11500 Northwest Freeway	6/1/2014	287	5.93%	290	5.93%
Morenci	7/1/2014	1,590	7.25%	1,632	7.25%
Northwest Corporate Center (1)	8/1/2014	5,312	6.26%	5,312	6.26%
14741 Yorktown	9/1/2014	8,469	5.32%	8,545	5.32%
8100 Washington	2/22/2015	2,138	5.59%	2,156	5.59%
8300 Bissonnet (1)	5/1/2015	4,484	5.51%	4,484	5.51%
2620-2630 Fountain View	6/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird	7/1/2015	3,162	5.28%	3,189	5.28%
5450 Northwest Central	9/1/2015	2,561	5.38%	2,585	5.38%
Corporate – Secured	12/22/2015	2,900	5.00%	2,900	5.00%
800/888 Sam Houston Parkway	12/29/2015	4,470	6.25%	4,528	6.25%
2401 Fountain View	3/1/2016	11,851	5.82%	11,967	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,222	5.70%	7,267	5.70%
6420 Richmond Atrium	6/5/2017	6,303	5.87%	6,286	5.87%
7700 Irvine Center	8/1/2017	-	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,277	6.50%	12,361	6.50%
Corporate – Secured	12/31/2019	9,376	5.00%	9,410	5.00%
Corporate – Unsecured (3)	Variable	2,188	(3)	1,236	(3)
	Subtotal	$145,785		$190,941
Variable Rate
Beltway Industrial (2)	5/9/2013	16,670	7.00%	17,170	7.00%
Northwest Spectrum	4/19/2012	2,695	2.90%	2,820	2.90%
Windrose Plaza	4/19/2012	2,506	2.90%	2,612	2.90%
Corporate – Unsecured	12/12/2013	300	6.00%	500	6.00%
	Subtotal	$22,171		$23,102
ASR Notes Payable		$167,956		$169,043
VIE Notes Payable - See Note 4		$272,999		268,776
Total		$440,955		$482,819

(1) The Company is currently electing not to pay its monthly payments and negotiating extension terms with the lender. Please see additional information regarding these debts below.

(2) In June 2011, the Company made a principal pay-down of approximately $0.5 million on the note and the lender extended the maturity date to May 9, 2013.

(3) The Company has re-negotiated some of its accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all 15 arrangements vary between July 2011 to December 2015.

(4) In January 2011, the Company made a principal pay-down of approximately $0.3 million on the note and the lender extended the maturity date to December 3, 2011.

(5) In January 2011, the Company obtained a one-year bank loan in the amount of $0.2 million.

(6) The loan was extended for one year and the note was reduced by $0.09 million.

(7) The loan was extended for one year.

We are in default on the notes listed below due to non-payment of scheduled debt service. These notes have been marked with a (1) in the above table that agrees to our balance sheet (unaudited, in thousands):

Balance at
June 30,
Property securing debt	2011
Spectrum	$5,206
Technology	$7,091
Creekside	$5,747
Northwest Corporate Center	$5,312
Bissonnet	$4,484
$27,840

We have elected not to make payments on debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The lenders holding the debt on Bissonnet and Spectrum notified us during the second quarter that they have placed both of these properties into receivership. The loans are secured only by the real estate assets. Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are not guaranteed by us. All of notes which we have elected not to pay have payment acceleration clauses and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that no impairment should be recorded at June 30, 2011. For further discussion see “Liquidity and Capital Resources” in Item 2.

We were able to successfully negotiate new terms with several holders of our accounts payable. During the six months ended June 30, 2011, we have successfully converted approximately $1.7 million worth of accounts payable that were in excess of 90 days old to notes payable and paid $0.8 million of notes that were previously converted from accounts payable.

Unamortized financing costs at June 30, 2011 and December 31, 2010 were $0.9 million and $1.1 million, respectively.

NOTE 7 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the information for the operating partnership units (”OP Units”) for the six months ended June 30, 2011 (in thousands):

Beginning balance December 31, 2010	9,109
Issuances	30
Redemptions	(16)
Balance June 30, 2011	9,123

Ownership of OP Units at June 30, 2011
ASR	5,954	65%
Others (non-controlling interests)	3,169	35%
	9,123	100%

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Net income (loss) attributable to the Company	$7,394	$(1,756)

Increase in the Company’s paid-in-capital on exchange of	$11	$211
OP Units for shares of Common Stock

Increase in the Company’s paid-in-capital on
reclassification of preferred interest from temporary
equity	-	$370
Change from net income (loss) attributable to the Company
related to non-controlling interest transactions	$7,405	$(1,175)

NOTE 8 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. We incurred losses from continuing operations for the three and six months ended June 30, 2011 and June 30, 2010. Stock options outstanding, preferred shares and OP Units that can be converted into common stock on a two-for-one basis have not been included in the net loss per share calculation since their effect on the losses would be anti-dilutive. Net income (loss) per share for the three and six months ended June 30, 2011 and June 30, 2010 is as follows (in thousands, except for shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss from continuing operations	(1,152)	(2,554)	(6,084)	(4,340)
Net Income/(loss) attributable to non-controlling interests	1,293	438	4,512	693
Income/(loss) from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	141	(2,116)	(1,572)	(3,647)

Discontinued operations:
Income/(loss) from discontinued operations	(70)	(804)	(857)	(957)
Gain on sale of discontinued operations	23,631	-	23,631	4,315
Income tax (expense) benefit	(6,082)	293	(5,894)	(1,229)

Net (income)/loss attributable to non‐controlling interests	(8,187)	451	(7,914)	(238)
Income/loss from discontinued operations	9,292	(60)	8,966	1,891

Preferred stock dividend	(60)	(60)	(120)	(120)
Net income/(loss) attributable to American Spectrum Realty, Inc. common stockholders	9,373	(2,236)	7,274	(1,876)

Basic and diluted per share data:
Income/(Loss) from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	0.05	(0.66)	(0.53)	(1.17)
Income/(loss) from discontinued operations attributable to American Spectrum Realty, Inc. common Stockholders	3.13	(0.08)	3.03	0.58
Net income/(loss) attributable to American Spectrum Realty, Inc. common stockholders	3.18	(0.74)	2.50	(0.59)

Basic weighted average shares used	2,964,001	2,930,461	2,962,647	2,892,329

The following table indicates the instruments that were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Preferred shares	55,172	55,172
Stock options	58,750	58,750
OP Units	3,169,762	2,136,760
Total	3,283,684	2,250,682

NOTE 9 - STOCK-BASED COMPENSATION

Stock-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
General and administrative	43	26	297	26
Total	$43	$26	$297	$26

As of June 30, 2011, approximately $0.2 million total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.5 years.

Valuation Assumptions

Our determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the six months ending June 30, 2011.

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

All of our issued and outstanding stock options as of June 30, 2011 are fully vested and expensed.

We declared and paid cash dividends to common shareholders in 2002 and 2003 but do not plan to pay cash dividends to common stock shareholders in the foreseeable future.

The fair value of each restricted stock award (RSA) is estimated on the date of grant based on the closing price of our stock on the grant date. Stock-based compensation expense related to RSAs is recognized over the requisite service period.

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

We have reserved 360,000 shares under the Plan. As of June 30, 2011, we had issued 184,036 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant date
	Options	Exercise Price	Number of	Fair Value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2010	58,750	$11.97	39,012	$12.86

Granted	-	$-	-
Options Exercised	-	$-	-
Restricted Stock Award Releases			(13,833)	$12.58
Forfeited	-	$-	(8,336)	$12.56
Balances at June 30, 2011	58,750	$11.97	16,843	$13.24

The intrinsic value of RSA’s was approximately $0.3 million as of June 30, 2011. The intrinsic value of RSA’s and the intrinsic value of exercisable in-the-money options was approximately $0.4 million as of June 30, 2011. The aggregate intrinsic value of the options and restricted stock awards outstanding at June 30, 2011 represents the total pretax intrinsic value, based on our closing stock price of $16.99 per share as of June 30, 2011, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of June 30, 2011.

Restricted Stock Awards

No restricted stock awards were granted during the six months ended June 30, 2011.

Awards to Non-Employees

In February 2011, the Company issued 15,000 shares of Common Stock to a firm as consideration for business advisory services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $208,650.

NOTE 10 – OTHER INCOME

During the second quarter of 2011, we settled certain accounts payable with creditors on a discounted basis and recorded other income of $0.6 million.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.2 million which is included as a component of other income on our consolidated statement of operations for the three and six months ended June 30, 2011.

Certain other claims and lawsuits have arisen against us in our normal course of business including lawsuits by creditors with respect to past due accounts payable. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations.

Some of our notes payable require that we maintain minimum cash and tangible net worth. We believe we are in compliance with these requirements, except as to our loans in default.

On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to our acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $0.5 million of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units which would be redeemable by the Company at the election of Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010. In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund the payments we made of at least approximately $0.6 million which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim, deny that any payment is now due under the note and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim. The litigation is ongoing and the Company cannot give any assurance that it will obtain the declaration or the damages that it seeks.

NOTE 12 - PREFERRED STOCK

We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, we filed Articles Supplementary to our Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, we issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 5 – Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by us and the holders will have no right to require redemption. The Preferred Stock is redeemable at our option at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. As of June 30, 2011 we had accrued and unpaid dividends on the Preferred Stock of $129,171 or $2.34 per preferred share.

NOTE 13 – SUBSEQUENT EVENTS

As of June 30, 2011, we had cash and cash equivalents of $8.1 million. Subsequent to this date we have spent $6.5 million to further reduce payables, debt and other accrued liabilities.

NOTE 14 – INCOME TAXES

For the period ended June 31, 2011, income tax benefit (expense) is recorded solely on income (loss) attributable to the Company. We utilized an effective tax rate of 36.6% on our net loss from continuing operations and an effective tax rate of 39.8% on our net income from discontinued operations.

The sale of 7700 Irvine Center is expected to significantly diminish the Company’s federal net operating loss carry-forward, which at December 31, 2010 was approximately $26.8 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
This financial review presents our operating results for the three and six months ended June 30, 2011 and 2010, as well as our financial condition at June 30, 2011 and December 31, 2010. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011. It should also be read in conjunction with our unaudited restated results for the period ending June 30, 2010 filed on Form 10Q/A with the SEC on May 24, 2011 and noted in Item 8 – Note 16. Restatement (Unaudited) filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As of June 30, 2011, the portfolio of properties we provided services to was as follows:

	ASR owned		Consolidated VIE's		Third party		Total
		Square		Square		Square		Square
Property Type	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	28	2,485,731	10	4,924,133	17	832,286	55	8,242,150
Self-Storage	1	54,975	14	1,037,934	6	462,360	21	1,555,269
Multi-family	-	-	2	361,340	10	986,268	12	1,347,608
Student housing	-	-	5	1,089,960	1	226,604	6	1,316,564
Senior housing	-	-	-	-	3	128,425	3	128,425
Land	1	N/A	-	-	-	-	1	-
Total	30	2,540,706	31	7,413,367	37	2,635,943	98	12,590,016

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 65% at June 30, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.

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

—	Organic (internally developed opportunities) and external (acquisition generated opportunities) and growth of our third party property management contracts.

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
RESULTS OF OPERATIONS

In January 2010, the Company acquired certain property management and asset management contracts from Evergreen Realty Group, LLC and affiliates (“Evergreen”) that created a Variable Interest relationship in which the Company is the primary beneficiary (see Note 4 – Variable Interest Entities). As of June 30, 2011 and 2010, the Company has consolidated thirty one and fifteen variable interest entities, respectively. The consolidation of the Variable Interest Entities impacts our revenues and expenses as compared to the prior year.

Discussion of the three months ended June 30, 2011 and 2010.

Revenues by period (unaudited, in thousands except percentages):

	Three months ended June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Rental revenue	$17,481	$6,894	$10,587	154%
Third party management and leasing revenue	1,478	1,202	$276	23%

The changes in revenues during the three months ending June 30, 2011 as compared to 2010 were primarily due to the following:
  Rental revenue for the period increased by $10.6 million, or 154%, in comparison to the prior period. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $11.1 million. Rental revenue for owned properties decreased by $0.5 million. This decrease was attributable to a decrease in rental revenue for properties owned for the full months ended June 30, 2011 and June 30, 2010 of approximately $0.9 million. This decrease was primarily due to a decrease in occupancy. The weighted average occupancy of the owned properties decreased from 82% at June 30, 2010 to 75% at June 30, 2011. The decrease in rental revenue was partially offset by the acquisition of two properties in the second quarter of 2010, which accounted for an increase in rental revenue of $0.4 million.

  The increased third party management and leasing revenue was primarily due to increased leasing and refinancing activity.
We expect rental revenues to remain relatively flat with respect to ASR wholly owned properties in the next year for our existing square footage. If we are able to acquire properties in the next year we will experience non-organic growth of our rental revenues. We anticipate seeing continued growth in our third party management and transaction revenues as we retain our clients and add additional clients to our portfolio.

Operating Expenses by period (unaudited, in thousands except percentages):

	Three months ended June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Property operating expenses	$7,043	$3,426	$3,617	106%
Corporate general and administrative	2,424	2,516	$(92)	-4%
Depreciation and amortization	7,726	3,278	$4,448	136%
Interest expense	7,709	3,017	$4,692	156%

The changes in operating expenses during the three months ended June 30, 2011 as compared to 2010 were primarily due to the following:
  Property operating expenses increased by approximately $3,6 million. This increase was primarily due to the consolidation of VIE’s which amounted to $4.0 million. Property operating expenses for the Company’s owned properties decreased by $0.4 million. This decrease was primarily due to lower operating expenses for properties owned for the full six months ended June 30, 2011 and June 30, 2010 of approximately $0.6 million large part due to cost cutting measures implemented by management. This increase was partially offset due to the acquisition of two properties in the second quarter of 2010, which accounted for an increase in operating expenses of $0.2 million.

  General and administrative expenses remained relatively unchanged, decreasing by approximately $0.1 million. The decrease was primarily due to lower personnel costs.

  Depreciation and amortization expense increased by approximately $4.4 million. The increase was primarily due to the consolidation of VIE’s.

  Interest expense increased by approximately $4.7 million. The increase was primarily due to the consolidation of VIE’s, which accounted for $4.1 million of this increase. The increase was also attributable to an increase in debt attributable to two properties acquired in the second quarter of 2010 and corporate borrowings.
Additional Income Statement Items by Period (unaudited, in thousands except percentages):

	Three Months Ended
	June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Interest income	$60	$13	$47	362%
Discontinued operations	17,479	(511)	$17,990	-3521%
Non-controlling interests	(6,894)	889	$(7,783)	-875%
Gain on litigation settlement	4,174	-	$4,174	N/A
Other income	623	-	$623	N/A

The changes in other income statement items during the three months ended June 30, 2011 as compared to 2010 were primarily due to the following:
  Discontinued operations for 2011 reflects the gain on the sale of the property at 7700 Irvine Center and the results of operations of the property for the second quarter of 2011. Discontinued operations for 2010 reflects the property’s operating results for the second quarter of 2010.

  Non-controlling interests consist of operating partnership unit holders other than the company and, the non-controlling interests held in our VIE’s and held by others. The decrease was primarily attributable to the gain on sale of 7700 Irvine Center.

  Gain on litigation settlement for 2011 represents a settlement of our lawsuit with our insurance carrier related to our Hurricane Ike claims.

  Other income for 2011 represents discounts negotiated with several of our accounts payable creditors.

Discussion of the six months ended June 30, 2011 and 2010.

Revenues by period (unaudited, in thousands except percentages):

	Six months ended
	June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Rental revenue	$35,222	$13,432	$21,790	162%
Third party management and leasing revenue	2,514	2,166	$348	16%

The changes in revenues during the six months ending June 30, 2011 as compared to June 30, 2010 were primarily due to the following:
  Rental revenue for the period increased by $21.8 million, or 162%, in comparison to the prior period. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $22.1 million. Rental revenue for properties other than the VIE’s decreased by $0.3 million. This decrease was attributable to a decrease in rental revenue for properties owned for all of the six months ended June 30, 2011 and June 30, 2010 of approximately $1.1 million. This decrease was primarily due to a decrease in occupancy. The weighted average occupancy of the owned properties decreased from 82% at June 30, 2010 to 75% at June 30, 2011. The decrease in rental revenue was partially offset by the acquisition of two properties in the second quarter of 2010, which accounted for an increase in rental revenue of $0.8 million.

  The increased third party management and leasing revenue was primarily due to increased leasing and refinancing activity.
Operating Expenses by period (unaudited, in thousands except percentages):

	Six months ended
	June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Property operating expenses	$13,601	$6,579	$7,022	107%
Corporate general and administrative	4,941	4,138	$803	19%
Depreciation and amortization	15,238	6,208	$9,030	145%
Interest expense	15,759	5,748	$10,011	174%
Impairment expense	150	-	$150	N/A

The changes in operating expenses during the six months ended June 30, 2011 as compared to 2010 were primarily due to the following:
  Property operating expenses increased by approximately $7.0 million. This increase was primarily due to the consolidation of VIE’s which amounted to $7.6 million. Property operating expenses for the properties other than the VIE’s decreased by $0.6 million. This decrease was attributable to lower operating expenses for properties owned for the full six months ended June 30, 2011 and June 30, 2010 of approximately $1.0 million in large part due to cost cutting measures implemented by management, partially offset by an increase of $0.4 million related to the acquisition of two properties in the second quarter of 2010.

  General and administrative expenses increased by approximately $0.8 million. The increase was in large part due to six months of operating expenses associated with the property management and asset management contracts acquired from Evergreen in January 2010. The increase was also due to higher accounting, consulting and professional fees attributable to the consolidation of VIE’s and due to an engagement for business advisory services.

  Depreciation and amortization expense increased by approximately $9.0 million, primarily as a result of our VIE’s which accounted for approximately $8.7 million of this increase. The increase also due to an increase in depreciation expense related to capitalized improvements and amortization related to acquired intangible assets.

  Interest expense increased by approximately $10.0 million. The increase was primarily due to the consolidation of VIE’s, which accounted for $8.8 million of this increase. The increase was also attributable to an increase in debt attributable to two properties acquired in the second quarter of 2010 and corporate borrowings.

  Impairment expense increased by approximately $0.2 million. The impairment expense relates to two management contracts with properties that were terminated during the six months ended June 30, 2011. No impairment expense was incurred during the six months ended June 30, 2010.

All of our expenses are significantly influenced by acquisition activity. We continue to be committed to our philosophy of opportunistic yet disciplined acquisitions of both real estate and asset management contracts to provide for both organic and external growth. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and our third party clients currently being serviced at June 30, 2011.

Additional Income Statement Items by Period (unaudited, in thousands except percentages):

	Six Months Ended
	June 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Interest income	$199	$77	$122	158%
Discontinued operations	16,880	2,129	$14,751	693%
Non-controlling interests	(3,402)	455	$(3,857)	-848%
Gain on litigation settlement	4,174	-	$4,174	N/A
Other income	623	-	$623	N/A

The changes in other income statement items during the six months ended June 30, 2011 as compared to June 30, 2010 were primarily due to the following:
  Discontinued operations for 2011 reflects the gain on the sale of the property at 7700 Irvine Center and the result of operations of the property for the second quarter of 2011. Discontinued operations for 2010 reflects the property’s operating results for the second quarter of 2010.

  Non-controlling interests consist of operating partnership unit holders other than the company and, the non-controlling interests held in our VIE’s and held by others. The decrease was primarily attributable to the gain on sale of 7700 Irvine Center.

  Gain on litigation settlement for 2011 represents a settlement of our lawsuit with our insurance carrier related to our Hurricane Ike claims.

  Other income for 2011 represents discounts negotiated with several of our accounts payable creditors.
LIQUIDITY AND CAPITAL RESOURCES

The sale of 7700 Irvine Center and settlement of an insurance related lawsuit generated $10.1 million during the second quarter of 2011 (See Note 3 – Discontinued Operations and Note 11 – Commitments and Contingencies). We spent $3.4 million in the second quarter to reduce payables and debt. During July 2011, we spent another $6.5 million to further reduce payables, debt and other accrued liabilities.

As of August 5, 2011 the company had payables of $6.5 million over 90 days old. It also had approximately $10.3 million of notes payable coming due in the second half of 2011. The company intends to meet these cash needs by selling one or more properties and refinancing one or more of the notes payable. The Company has listed for sale three of its properties. We can make no guarantees as to the timing of property sales or our ability to refinance existing debt. If we are unable to sell property or refinance existing debt, then we will have to look to a combination of cost-cutting measures and seek additional equity financing to meet our cash needs for the remainder of 2011.

We have approximately 982 leases expiring in various periods over this calendar year. Self-storage leases account for approximately 374 of these leases and are typically month to month in duration. Failure to renew these leases will cause a reduction in rental income.

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

We have elected not to make payments on debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. Two of the lenders notified us during the second quarter of 2011 that two of our properties Bissonnet and Spectrum, whose debt the company is electing not to service, went into receivership status. The loans not being serviced are secured only by the real estate assets. Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary that has not guaranteed the debt. All of the notes which we have elected to not pay have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that no impairment should be recorded at June 30, 2011 as the debt exceeds the respective carrying value of each of the properties. For further discussion see Note 6. “Notes Payable”.

We need to generate cash to meet our current liquidity requirements. As of August 5, 2011, the Company (excluding VIE’s) had accounts payable over 90 days totaling $6.5 million. We have successfully negotiated notes payable terms with approximately $2.2 million worth of our accounts payable creditors that were in excess of 90 days old, of which approximately $0.9 million was negotiated during the first two quarters of 2011. We intend to meet these obligations by selling one or more of our properties or through borrowing activities or a combination of those two.

Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross collateralized with a second property.

Because of uncertainties caused by the current credit crisis, our current debt level and our historic losses, there can be no assurance as to our ability to obtain the funds necessary for the refinancing of our maturing debts and our ability to meet the required debt covenants. If refinancing transactions are not consummated, we will seek extensions and/or modifications from existing lenders and initiate cost-cutting measures and seek equity financing. If these refinancings or extensions do not occur, we will not have sufficient cash to meet our obligations.

     Current and historic sources of cash from operations:
  rent payments
  management fees
  transaction fees
     Current and historic uses of cash from operations:
  personnel costs
  building maintenance costs
  property taxes

The consolidation of VIE’s into the condensed consolidated financial statements and activity from ASR owned properties contributed $7.4 million and $0.7 million, respectively, to the $8.1 million cash flows provided by operating activities for the six months ended June 30, 2011. The increase in depreciation and amortization expense period over period of approximately $9 million resulted from the consolidation of VIE’s. Net cash provided by the operating activities of discontinued operations was approximately $0.4 million for the six months end June 30, 2011.

Net cash provided by operations increased by $8.5 million in 2011 over 2010. This increase was in large part attributable to the consolidation of our VIE’s and the settlement of our insurance related litigation.

     Current and historic sources of cash from investing:
  proceeds from the sale of assets
     Current and historic uses of cash from investing:
  property improvements

  cash needed to acquire assets
Cash provided by investing activities increased by approximately $42.8 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. During the six months ended June 30, 2011 we received proceeds from the sale of 7700 Irvine Center of approximately $51.1 million. Cash of $0.6 million was used for capital improvements to real estate assets. During the six months ended June 30, 2010 we received proceeds from the sale of 5850 San Felipe of approximately $10.2 million. Cash of approximately $2.0 million was used for capital improvements to real estate assets in 2010.

     Current and historic sources of cash from financing activities:
  proceeds from borrowing money

  proceeds from equity placements
     Current and historic uses of cash from financing activities:
  debt service payments

  cash needed to acquire partnership interests
Cash used in financing activities increased by approximately $45.6 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The increase was principally due to the repayment of our loan of $45.0 million in connection with the sale of our 7700 Irvine Center property. During the six months ended June 30, 2011, total borrowings repaid amounted to approximately $55.0 million, which included approximately $5.6 million from our VIE’s. Distributions to non-controlling interests amounted to approximately $3.4 million. Proceeds from borrowings of approximately $5.5 million, which included approximately $5.3 million from our VIE’s, were received during the six months ended June 30, 2011. Contributions from non-controlling interests amounted to approximately $0.5 million. During the six months ended June 30, 2010 total borrowings repaid amounted to approximately $7.6 million. We also repurchased a preferred partnership interest for approximately $1.8 million during the six months ended June 30, 2010. Proceeds from borrowings received during the six months ended June 30, 2010 was approximately $3.2 million.

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

The following table sets forth our calculation of FFO for the six months ended June 30, 2011 and June 30, 2010 (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Net income/(loss) attributable to the Company	$7,394	$(1,756)
Depreciation and amortization from discontinued operations	712	1,636
Gain from sale of discontinued operations attributable to the Company	(15,444)	(4,315)
Impairment expense	150	-
Deferred income tax expense/(benefit)	5,021	(1,430)
Depreciation and amortization attributable from Company’s owned
properties	6,157	5,999
FFO	$3,990	$134

The increase in FFO was primarily due to the gain recognized on the litigation settlement.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

During the second quarter of 2011, we made changes to internal controls over financial reporting as they relate to business combinations and VIE’s as reported in Item 9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.2 million which is included as a component of other income on our consolidated statement of operations for the three and six months ended June 30, 2011.

On March 2, 2011, the Company filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units (which would be redeemable by Evergreen after June 30, 2011 for a number of shares of the Company's common stock (or, at the Company’s option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of the Company's share price or net asset value as of December 31, 2010. In its action, the Company is alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and is seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to the Company payments of at least $578,000 which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. The Company has subsequently paid all amounts currently due and payable under the note and therefore disputes the claim, denies that any payment is now due under the note and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

The litigation is ongoing and the Company cannot give any assurances that it will obtain the declaration or the damages that it seeks.

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

(b) Reports on Form 8-K:

On May 13, 2011, a report on Form 8-K was filed with respect to Item 8.01
On May 16, 2011, a report on Form 8-K was filed with respect to Item 2.02
On May 24, 2011, a report on Form 8-K was filed with respect to Item 8.01
On May 25, 2011, a report on Form 8-K was filed with respect to Item 5.07
On May 27, 2011, a report on Form 8-K was filed with respect to Item 5.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 15, 2011	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer,
(Principal Financial Officer),
Treasurer and Secretary

Date: August 15, 2011	By:	/s/ Elisa R. Grainger
Elisa R. Grainger
Vice President, Chief Accounting Officer,
(Principal Accounting Officer),

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