Form 10-K/A
period 2010-12-31
AMERICAN SPECTRUM REALTY INC
filed 2011-10-03
CIK 1121783

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Spectrum Realty, Inc. (“ASR” or, collectively, as a consolidated entity with its subsidiaries, the “Company”) for the year ended December 31, 2010 is being filed to revise Item 9A - Controls and Procedures to clearly disclose that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2010 and to provide detail for our consolidated variable interest entities in Item 2 – Properties and Schedule III – Real Estate and Accumulated Depreciation

 PART I

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

ITEM 1. BUSINESS

General

 We provide comprehensive integrated real estate solutions for our own property portfolio  (properties in which we own a controlling interest) and the portfolios of our third party clients  (variable interest entities) (VIE’s)  We own and manage commercial, industrial, self storage and residential income-properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise.  We conduct our business in the continental United States. American Spectrum Realty, Inc. was incorporated in Maryland in August of 2000.

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

   We maintained our existing relationship with the 688,000 square feet of third party properties in Texas.  We significantly expanded our management contract portfolio during the year by purchasing property and asset management contracts. Please see Item 8 – Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities for information regarding our property management assets acquired.

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

  We believe the current United States real estate market provides us with an unprecedented opportunity to acquire interests in or ownership of undervalued and undermanaged properties.  We believe there are many properties currently priced below their replacement costs.  We believe that our presence in approximately 22 states, coupled with our local market knowledge and management expertise will allow us to capitalize on this opportunity in the near future.  Please see Item 8 – Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities for information regarding our property management assets acquired, our properties acquired and disposed of.

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

 Employees

As of December 31, 2010, the Company employed a total of 219 individuals, compared to 49 at December 31, 2009, many of whom were added during 2010 in connection with the Company’s increase in the third party management business.  See Item 8 – Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities.

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
-property management and transaction fees, which in certain cases are calculated as a percentage of the revenue of the property under management; and
-rental revenue, respectively.

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

  We consider our largest risk related to climate change to be legislative and regulatory changes intended to slow or prevent it, and the potential costs to us to implement these changes.  We are also subject to physical risks inherent in owning real property that include but are not limited to; severe weather events such as hurricanes and tornadoes.  To the extent that changes in climate effect changes in weather patterns (such as more severe weather events) or changes in sea level where we have properties, we could be adversely affected.  To the extent that climate change results in changes in sea level, we would expect such effects to be gradual and amenable to structural mitigation during the useful life of our buildings.  However, if this is not the case it is possible that we would be impacted in an adverse way, potentially materially so.  We could experience both risks and opportunities as a result of related physical impacts.  For example, more extreme weather patterns – namely, a warmer summer or a cooler winter – could increase demand for our properties in areas that are not as adversely impacted as other areas.  However, we also could experience more difficult operating conditions in that type of environment.  We maintain various types of insurance in amounts we consider appropriate for risks associated with weather events.

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

  We filed insurance claims related to Hurricane Ike, which affected the greater Houston area in September 2008, and for damage caused by a fire at one of our Houston area properties.  Our insurance carrier, ACE American Insurance Company, did not pay these claims.  In 2010 we filed a law suit against ACE seeking actual and other damages. See Part I, Item 3 – “Legal Proceedings” below.

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

  Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur.  Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time.  If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected cash distributions for our operating needs, and could result in an increased risk of default on our obligations. See Item 8 – Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

  The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants.   These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations.   If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our cash flows and our financial condition could be adversely affected. See Item 8 – Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

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

As described in Item 9A, the Company received comments from the Staff of the SEC regarding its accounting for a business combination and treatment of certain interests as variable interest entities. The Company believes that it has responded to all of these comments, but the Staff has not yet indicated that it fully concurs with the response.  .

 ITEM 2. PROPERTIES

The Location and Type of the Company's Owned Properties

The following table sets forth the location, type and size of the properties (by rentable square feet) along with annualized net rent, rented square feet, occupancy, and rent per square foot owned by us as of December 31, 2010.  All properties listed below are encumbered by debt.

			Total Gross Leasable	Percent of Gross	Rented
			Area	Leasable	Square	Annualized	Rent per
Sate	Property	Type	(Square Feet)	Area Occupied	Feet	Net Rent	Square Feet
				(1)		(2)	(3)
CA	7700 IRVINE	Office	209,343	81.1%	169,753	5,763,984	33.96
CA	BRISTOL BAY	Office	50,073	96.3%	48,241	1,286,592	26.67
CA	CREEKSIDE Office	Office	47,810	40.8%	19,513	455,952	23.37
CA	PACIFIC SPECTRUM	Office	71,112	77.5%	55,101	927,648	16.84
	Arizona California Region		378,338	77.3%	292,608	8,434,176	28.82
MO	NORTHWEST CORPORATE CENTER II	Office	86,900	86.4%	75,079	1,265,148	16.85
IN	MORENCI PROFESSIONAL PARK	Industrial	105,600	58.0%	61,200	370,776	6.06
	Upper Midwest Region		192,500	70.8%	136,279	1,635,924	12.00
TX	888 WEST SAM HOUSTON PARKWAY	Office	45,841	82.4%	37,793	590,784	15.63
TX	800 WEST SAM HOUSTON PARKWAY	Office	42,735	97.5%	41,660	520,944	12.50
TX	11500 NW FREEWAY	Office	83,004	76.0%	63,064	987,816	15.66
TX	5450 NW CENTRAL	Office	56,290	87.2%	49,106	717,288	14.61
TX	8100 WASHINGTON	Office	44,060	95.6%	42,137	633,576	15.04
TX	8300 BISSONNET	Office	91,060	67.7%	61,620	763,716	12.39
TX	12000 WESTHEIMER	Office	58,041	95.5%	55,433	985,236	17.77
TX	16350 PARK TEN	Office	73,210	81.0%	59,278	1,124,124	18.96
TX	16360 PARK TEN	Office	68,599	83.8%	57,492	1,081,632	18.81
TX	2401 FOUNTAINVIEW	Office	174,860	94.0%	164,318	3,821,472	23.26
TX	2470 GRAY FALLS DRIVE	Office	41,273	91.2%	37,643	587,400	15.60
TX	2855 MANGUM	Office	72,054	87.5%	63,016	895,356	14.21
TX	6677 NORTH GESSNER	Office	93,912	100.0%	93,912	849,996	9.05
TX	1501 MOCKINGBIRD	Office	70,255	92.8%	65,169	929,028	14.26
TX	6420 RICHMOND ATRIUM	Office	77,328	78.6%	60,800	935,100	15.38
TX	6430 RICHMOND ATRIUM	Office	44,884	82.8%	37,158	544,380	14.65
TX	FOUNTAINVIEW PLACE I & II	Office	175,875	88.6%	155,739	2,472,468	15.88
TX	2620-2630 FOUNTAINVIEW	Office	124,403	79.5%	98,923	1,350,132	13.65
TX	8 CENTRE	Industrial	48,000	84.5%	40,560	420,720	10.37
TX	WINDROSE	Retail	28,000	43.3%	12,115	230,076	18.99
TX	BELTWAY INDUSTRIAL	Industrial	389,720	95.7%	373,120	2,130,360	5.71
TX	SOUTHWEST POINTE	Industrial	101,269	77.6%	78,587	638,124	8.12
TX	TECHNOLOGY	Industrial	118,413	0.0%	-	-	-
TX	SABO ROAD	Self Storage	57,850	81.8%	47,345	465,408	9.83

	Texas Region Total		2,180,936	82.3%	1,795,988	23,675,136	13.18
	Total/Weighted Average		2,751,774	80.9%	2,224,875	33,745,236	15.17

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

Lease Expirations

  The following table sets forth, for the periods specified, the number of expiring leases by property category, the total rentable area subject to expiring leases, average occupancy represented by expiring leases, and total effective annual base rent represented by expiring leases for ASR owned properties excluding the consolidated variable interest entities (VIE’s).  See Item 8 - Consolidated Financial Statements - Note 3. Variable Interest Entities.

LEASE EXPIRATIONS
				Percentage of
		Rented square	Annual base rent	total annual base
Expiration	Number of	footage subject	under expiring leases	rent represented by
year (2)	expiring leases	to expiring leases(3)	(in thousands) (4)	expiring leases(1)

For Office Properties
2011	532	575,547	$10,787	38%
2012	166	286,640	5,399	19%
2013	89	280,758	4,989	18%
2014	49	229,461	3,184	11%
2015	24	160,133	3,249	11%
thereafter	14	94,482	696	2%
	874	1,627,021	$28,304	100%

For Industrial Properties
2011	75	271,711	$2,021	57%
2012	20	90,126	671	19%
2013	24	79,253	382	11%
2014	9	48,561	336	9%
2015	5	61,442	153	4%
thereafter	1	4,000	-	0%
	134	555,093	$3,563	100%

For Retail Property
2013	1	6,000	$114	50%
2015	1	6,115	116	50%
thereafter	-	-	-	0%
	2	12,115	$230	100%

For Self-Storage Property
2011	374	47,345	$350	100%
thereafter	-	-	-	0%
	374	47,345	$350	100%

Footnotes
(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	2011 includes leases that have initial terms of less than one year.
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

The Location and Type of Properties Owned by the Company’s Consolidated VIE’s

  The following table sets forth the location, type, size, occupancy, and the Company’s ownership interest in properties owned by consolidated VIE’s as of December 31, 2010.  All properties listed below are encumbered by debt.

Property Name	Product Type	Address	City/State	Net Rentable Area	Multifamily Units	# of Beds	Self Storage Units	Percent Occupied	Percent of VIE Owned by Company

Multifamily
Ohio II - Residences at Newark	Apartments	1476 Residence Drive	Newark, OH	97,216	112	N/A	N/A	94.6%	0.1%
Ohio II - Sheffield at Sylvon	Apartments	321 Pontious Lane	Circleville, OH	106,524	136	N/A	N/A	83.7%	0.1%
Centennial Park Apartments	Apartments	12000 Hayes	Overland Park, KS	204,858	170	N/A	N/A	91.8%	1.0%
				408,598	418	N/A	N/A
Student Housing
University Fountains Lubbock	Collegiate	2202 Mac Davis Ln	Lubbock, TX	284,436	228	683	N/A	98.4%	0.0%
University Heights San Marcos	Collegiate	1610 N Interstate 35	San Marcos, TX	303,900	288	816	N/A	97.1%	0.0%
University Springs San Marcos	Collegiate	109 West Avenue	San Marcos, TX	176,944	152	488	N/A	99.4%	0.0%
Campus Court Student Housing	Collegiate	9105-9135 University Ave	Cedar Falls, IA	72,480	60	180	N/A	100.0%	11.2%
College Park Student Apartments	Collegiate	304 66th Ave SW	Cedar Rapids, IA	252,000	340	752	N/A	84.3%	0.0%
				1,089,760	1,068	2,919	N/A
Self Storage
Aldine Westfield Self Storage	Self Storage	21667 Aldine Westfield	Houston, TX	64,975	N/A	N/A	636	57.0%	0.0%
Attic Space Self Storage - Blanco Road	Self Storage	5149 Blanco Rd	San Antonio, TX	48,130	N/A	N/A	502	60.0%	0.0%
Attic Space Self Storage - Laredo Road	Self Storage	2155 Laredo Rd	San Antonio, TX	46,510	N/A	N/A	581	89.0%	0.0%
Charleston Blvd Self Storage	Self Storage	5011 E. Charleston Blvd	Las Vegas, NV	55,600	N/A	N/A	475	56.0%	0.0%
Ft. Worth River Oaks Self Storage	Self Storage	5700 River Oaks Blvd	River Oaks, TX	104,265	N/A	N/A	651	82.0%	0.0%
Ft. Worth Northwest Self Storage	Self Storage	1850 Ephriham Ave	Fort Worth, TX	69,275	N/A	N/A	563	71.0%	0.0%
Grissom Road Self Storage	Self Storage	7645 Grissom Road	San Antonio, TX	90,120	N/A	N/A	272	88.0%	0.0%
Houston South Mason (Patrick's)	Self Storage	1001 S. Mason Rd	Katy, TX	58,730	N/A	N/A	600	65.0%	0.0%
Loop 1604 Self Storage	Self Storage	10507 Shaenfield Rd/8223 Leslie Rd	San Antonio, TX	164,325	N/A	N/A	600	88.0%	38.4%
Florida 2 - Tampa Self Storage	Self Storage	1108 Skipper Rd	Tampa, FL	60,900	N/A	N/A	416	56.0%	0.0%
Florida 2 - Ocala Self Storage	Self Storage	2853 South Pine Ave	Ocala, FL	42,091	N/A	N/A	360	53.0%	0.0%
				804,921	N/A	N/A	5,656
Commercial
Redmond Commerce Center	Office Industrial	18340 & 18460 Northeast 76th St	Redmond, WA	196,100	N/A	N/A	N/A	100.0%	0.0%
Ohio Commerce Center	Office Industrial	16651 W Sprague Rd	Strongsville, OH	194,558	N/A	N/A	N/A	100.0%	0.0%
Fishers Indiana Distribution Center	Office Industrial	9999 121st St	Fishers, IN	637,531	N/A	N/A	N/A	100.0%	1.0%
Commerce Distributions Center	Office Industrial	5505-5533 Garden Grove Blvd	Commerce, CA	200,000	N/A	N/A	N/A	100.0%	1.0%
Dixon & 51st Logistics Center	Office Industrial	3811 Dixon St	Des Moines, IA	731,160	N/A	N/A	N/A	100.0%	0.0%
Springs Office Center	Office Industrial	3 Locations	Fort Mill/Lancaster, SC	265,493	N/A	N/A	N/A	100.0%	0.0%
Springs Commerce Center I	Office Industrial	5 Locations	OK,GA,SC,VA,PA	1,006,993	N/A	N/A	N/A	62.0%	0.0%
Springs Commerce Center II	Office Industrial	3 Locations	GA, AL	1,439,300	N/A	N/A	N/A	100.0%	0.0%
Strongsville Corporate Center	Office Industrial	17800 Royalton Rd	Strongsville, OH	125,006	N/A	N/A	N/A	100.0%	2.2%
				4,796,141	N/A	N/A	N/A
Assisted Living
Phoenix Assisted Living 51 (Rose Court)	Senior Housing	2935 N 18th Pl	Phoenix, AZ	64,980	92	118	N/A	81.5%	0.0%
				64,980	92	118	N/A

Total				7,164,400	1,578	3,037	5,656

ITEM 3. LEGAL PROCEEDINGS

We made a claim under our insurance policy for damage to twenty of our buildings in Houston caused by Hurricane Ike in 2008.  In March 2010, the insurance carrier filed a lawsuit against us in Pennsylvania seeking a declaratory judgment that the carrier owes nothing more than it has already paid under the policy.  We have filed counterclaims against the insurance carrier.  The total claims made by us for property damages, business interruption, bad faith damages, violations of the Texas Insurance Code, interest and attorneys' fees exceeds $50 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims.  In January 2011, one day mediation was held with respect to the lawsuit and both parties agreed to continue the mediation at a future date.  No trial date has been set for this lawsuit.  The Company can make no prediction as to the result of such litigation.

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

Evergreen has not answered the Company's complaint, and the Company cannot give an assurance that it will obtain the declaration or the damages that it seeks.  See Item 8 - Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities for information relating to the acquisition of Evergreen and Note 15 – Subsequent Events.

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

  Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties.  We focus on the following fundamentals to achieve this objective:

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients; coupled with,

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts.

Financial Operations Overview

Revenues:

Rental Revenues of ASR-owned properties.  We derive our rental revenues from our tenants that occupy space in our portfolio of owned properties.  There are three key drivers to our rental revenue;

1.
Occupancy in ASR-owned properties - Our rental revenues are dependent on our ability to lease the spaces we own to quality tenants.  Our initiatives to reduce vacancy in our owned properties have resulted in about the same weighted average occupancy rates in 2010 as compared to 2009.

	Weighted Average Occupancy
	as of December 31,
Property Type	2010	2009
Office properties	85%	88%
Industrial properties	73%	70%
Retail property	43%	21%
Self-storage property	82%	N/A
Weighted average	81%	82%

2.
Rental rates related to ASR-owned properties – Market rental rates are often inversely related to vacancy rates.  Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type.  As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Weighted Average Base Rent
	per occupied square foot
	as of December 31,
Property Type	2010	2009
Office properties	$18.16	$17.92
Industrial properties	$6.43	$6.35
Retail property	$18.99	$20.00
Self-storage property	$8.92	N/A

3.
Tenant retention in ASR-owned properties - Retaining existing tenants is essential, as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  We believe in providing superior customer service; hiring, training, retaining and empowering our employees.  We strive to create an environment of open communication both internally and externally with our customers.

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

  We have incurred taxable losses for each of the two years ended December 31, 2010 and 2009. Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. A property was sold during 2010 and a profit of $4.3 million was realized on that sale. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2010 and 2009, no valuation allowance has been recorded. See Item 8 – Consolidated Financial Statements Note 15. Subsequent Events for additional information on the pending sale of a property.

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

•
The increased third party management and leasing  revenue was directly related to our acquisition of property management and asset management contracts.  See Item 8. Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities for additional details regarding our purchase of these assets.

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

Operating Expenses by Period

The following table sets forth expenses for the fiscal years ending 2010 and 2009, and the percentage change between periods.

	Years Ended December 31,
	2010	2009	% Change
	(in thousands except percentages)
Property operating expense	$21,542	$15,837	36%
General and administrative	9,659	4,572	111%
Depreciation and amortization	23,807	14,704	62%
Interest expense	21,840	13,307	64%
Impairment expense	3,387	-	N/A
	$80,235	$48,420	66%

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

•
General and administrative expenses increased significantly during 2010 relating to the additional head count needed to service our third party clients.  We also had increased legal fees and professional fees relating not only to our litigation against our insurance company (see Part I Item 3), but also relating to our acquisition of property and the property management and asset management contracts (see Item 8 - Consolidated Financial Statements - Note 2. Acquisition and Disposition Activities).

•
Depreciation and amortization increased by approximately $8.5 million as a result of our VIE’s, with the additional increase resulting from additional improvements being capitalized and certain intangible assets acquired being depreciated.

•	Interest expense increased due to the increase in notes payable owed by us and our consolidated VIE’s.

•
Impairment expense relates to certain management contracts with entities/properties that were either terminated or their fair value was determined to be lower than book value. See Item 8 Consolidated Financial Statements - Note 2. Acquisitions and Disposition Activities for more information on impairment charges.

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

Other Income Statement Items by Period

The following table sets forth our other income statement items for the fiscal years ending 2010 and 2009, and the percentage change between periods.

	Years Ended December 31,
	2010	2009	% Change
	(in thousands except percentages)
Interest and other income	$274	$40	585%
Deferred income tax benefit	6,749	5,631	20%
Discontinued operations	2,847	190	1398%
Non-controlling interests	6,959	1,030	576%
	$16,829	$6,891	144%

The changes in other income statement items during 2010 as compared to 2009 were primarily due to the following:

•	Deferred income tax benefit was increased by the amount of benefit we anticipate potentially realizing in future periods as a result of this year’s net loss.
•	Discontinued operations reflected the sale of our property at 5850 San Felipe.
•	Non-controlling interests consist of;
1.	Operating partnership unit holders other than the company,
2.	The non-controlling interests held by our VIE’s; and
3.	Until it was sold in September of 2009, 49% interest in two income producing properties held by our single purpose limited partnership.

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

We anticipate continuing to offer certain properties for sale and currently have a property on the market.  We can make no guarantees as to the timing of the sale of any of our properties or the cash that we will be able to receive as a result of those sales.  See Item 8 Consolidated Financial Statements - Note 15. Subsequent Events.

LIQUIDITY AND CAPITAL RESOURCES

Current and historic sources of cash for the company;
-rent payments
-management fees
-transaction fees
-proceeds from the sale of assets
-proceeds from borrowing money
-proceeds from equity placements

Current and historic uses of cash;
-debt service payments
-personnel costs
-building maintenance costs
-property improvements
-property taxes
-cash needed to acquire assets

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

  We anticipate seeing continued growth in our third party management and transaction revenues as we retain our clients and add additional clients to our portfolio. Transaction fees such as tenant acquisition fees, leasing fees and loan advisory fees for arranging financing related to properties under management, and fees and commissions relating to the sale of third party client properties, are all when–and-if-they-occur revenue streams.  We can make no guarantee that there will not be some variability in the amounts and timing of amounts related to our transaction fees.

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

  We have elected not to service debt of $27.8 million due to the unpaid balances of the mortgages exceeding the value of the properties covered by the mortgages.  Additionally, we are in default on a note payable for another property with an outstanding balance $17.2 million at December 31, 2010 as the maturity date has lapsed without pay off. We are actively negotiating with the lenders; there can be no assurance, however, that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The loans are secured only by the real estate assets.  Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are non recourse.  All of notes in which we have elected to forego servicing the debt have payment acceleration clauses contained within the notes and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. See Item 8 – Consolidated Financial Statements Note 8. Notes Payable for additional information on our debt.

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

  We need to generate cash to meet our current liquidity requirements.  The Company currently has accounts payable over 90 days totaling $8.4 million.  These payables in large part relate to damages resulting from Hurricane Ike in 2008, the 2010 acquisitions and tenant improvements, and leasing costs associated with ASR owned properties.  We have made demand to our insurance carrier for $50 million in property damages, business interruptions and other expenses caused by Hurricane Ike. See Part I-Item 3-Legal Proceedings.  We intend to meet these obligations by selling one or more of our properties or through borrowing activities or a combination of those two.  See Item 8-Consolidated Financial Statements-Note 15. Subsequent Events for information regarding our properties in the process of being sold.  We can make no guarantees that we will be successful in our efforts to meet these obligations.

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

  The following table sets forth the Company’s calculation of FFO for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
	(in thousands)
Net loss attributable to the Company	$(8,037)	$(8,272)
Depreciation and amortization from discontinued operations	-	456
Gain on sale of discontinued operations	(4,315)	-
Impairment expense	3,387
Deferred income tax benefit	(5,108)	(5,521)
Depreciation and amortization attributable to the Company's owned properties	13,334	14,704
Funds From Operations	$(739)	$1,367

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

The Company adopted the provisions of Financial Accounting Standards Board Codification 810, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No 51, during the year ended December 31, 2009

HEIN & ASSOCIATES LLP

Houston, Texas
March 31, 2010

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS

Real estate held for investment (includes $381,354 from consolidated VIE's at Dec 31, 2010)	$646,255	$251,336
Accumulated depreciation (includes $8,446 from consolidated VIE's at Dec 31, 2010)	(94,090)	(72,404)
Real estate held for investment, net (includes $372,908 from consolidated VIE's at Dec 31, 2010)	552,165	178,932

Real estate held for sale	-	6,364
Cash and cash equivalents	2,003	462
Restricted cash (includes $4,016 from consolidated VIE's at December 31, 2010)	5,008	992
Tenant and other receivables, net of allowance for doubtful accounts of $421 and $701, respectively (includes $1,515 from consolidated VIE's at Dec 31, 2010)	2,403	891
Deferred rents receivable	2,331	1,883
Deferred tax asset	14,083	8,813
Purchased intangibles	9,060	-
Goodwill	4,003	-
Investment in management company	4,000	4,000
Investments in unconsolidated real estate assets from related parties	194	-
Notes receivable from related parties	2,000	-
Interest receivable from related parties	272	-
Accounts receivable from related parties	262	-
Account receivable from Evergreen	414	-
Prepaid and other assets, net (includes $8,858 from consolidated VIE's at Dec 31, 2010)	20,164	12,749
Total Assets	$618,362	$215,086
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable (includes $268,776 from consolidated VIE's at Dec 31, 2010)	$482,819	$193,920
Liabilities related to real estate held for sale	-	6,091
Accounts payable (includes $5,734 from consolidated VIE's at Dec 31, 2010)	14,848	5,070
Accounts payable to related parties	286	-
Liabilities related to insurance claims	1,444	1,474
Accrued and other liabilities (includes $1,809 from consolidated VIE's at Dec 31, 2010)	12,154	9,520
Total Liabilities	511,551	216,075

Commitments and Contingencies (Notes 12 and 15):

Non-controlling interest classified as temporary equity	-	3,962
Equity (Deficit):
American Spectrum Realty, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 55,172 and 55,172 shares, respectively	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued, 3,422,706 and 3,291,310 shares, respectively; outstanding, 2,951,294 and 2,819,898 shares, respectively	34	33
Additional paid-in capital	49,067	48,546
Accumulated deficit	(60,509)	(52,472)
Treasury stock, at cost, 471,412 shares	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders’ deficit	(14,502)	(6,987)
Non-controlling interests	121,313	2,036
Total Equity (Deficit)	106,811	(4,951)
Total Liabilities and Equity (Deficit)	$618,362	$215,086

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
REVENUES:
Rental revenue	$51,627	$33,018
Third party management and leasing revenue	3,742	239
Interest and other income	274	40
Total revenues	55,643	33,297
EXPENSES:
Property operating expense	21,542	15,837
General and administrative	9,659	4,572
Depreciation and amortization	23,807	14,704
Interest expense	21,840	13,307
Impairment expense	3,387	-
Total expenses	80,235	48,420

Loss from continuing operations before deferred income tax benefit	(24,592)	(15,123)

Deferred income tax benefit	6,749	5,631
Loss from continuing operations	(17,843)	(9,492)

Discontinued operations:
Income from operations	173	300
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(110)
Income from discontinued operations	2,847	190

Net loss, including non-controlling interests	$(14,996)	$(9,302)

Plus: Net loss attributable to non-controlling interests	6,959	1,030

Net loss attributable to American Spectrum Realty, Inc.	(8,037)	(8,272)

Preferred stock dividend	(240)	(240)

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(8,277)	$(8,512)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(3.45)	$(3.00)

Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.69	0.06

Net loss attributable to American Spectrum Realty, Inc. common stockholders	$(2.76)	$(2.94)

Basic and diluted weighted average shares used	2,916,145	2,812,048

Amounts attributable to American Spectrum Realty, Inc. common stockholders
Loss from continuing operations	$(10,288)	$(8,440)
Income from discontinuing operations	$2,011	$168
Net loss	$(8,277)	$(8,512)

 The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Preferred Shares	Common Shares	Non- controlling Interests	Pre- ferred Stock	Common Stock	Additional Paid-In Capital	Accum- ulated Deficit	Treasury Stock	Total Equity (Deficit)

Balance, December 31, 2008	55,172	1,620,304	$3,542	$1	$16	$48,393	$(44,200)	$(3,095)	$4,657
Issuance of common stock		5,750	-	-	-	-	-	-	-
Acquisition of non-controlling interest in the operating partnership			(2)	-	-	-	-	-	(2)
Conversion of operating partnership units to common stock		19,601	(314)	-	-	314	-	-	-
Preferred stock dividends			-	-	-	(240)	-	-	(240)
Stock-based compensation			-	-	-	96	-	-	96
Distributions to non-controlling interests			(160)	-	-	-	-	-	(160)
Non-controlling interests share of loss			(1,030)	-	-	-	-	-	(1,030)
Net loss			-	-	-	-	(8,272)	-	(8,272)
Balance, December 31, 2009	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock split		1,645,655			18	(18)	-	-	-
Issuance of common stock		28,500	-	-	-	-	-	-	-
Conversion of operating partnership units to common stock		102,896	(211)	-	-	211	-	-	-
Issuance of operating partnership units			12,316	-	-	-	-	-	12,316
Non-controlling interests in acquired properties			1,386	-	-	-	-	-	1,386
Non-controlling interests in consolidated VIE’s			108,973						108,973
Acquisition of non-controlling interest in the operating partnership			(21)	-	-	-	-	-	(21)
Reclassification of non-controlling interest from temporary equity			3,962	-	-	-	-	-	3,962
Reclassification of non-controlling interest to additional paid-in capital			(370)	-	-	370	-	-	-
Repurchase of non -controlling interest in consolidated partnership			(1,785)	-	-	-	-	-	(1,785)
Distributions to non-controlling interests			(514)	-	-	-	-	-	(514)
Non-controlling interests share of loss			(6,959)	-	-	-	-	-	(6,959)
Preferred interest in consolidated subsidiary			2,500						2,500
Preferred stock dividends			-	-	-	(240)	-	-	(240)
Stock-based compensation			-	-	-	181	-	-	181
Net loss			-	-	-	-	(8,037)	-	(8,037)
Balance, December 31, 2010	55,172	3,422,706	$121,313	$1	$34	$49,067	$(60,509)	$(3,095)	$106,811

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,996)	$(9,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,791	15,160
Impairment expense	3,387	-
Gain on sales of real estate asset	(4,315)	-
Income tax benefit	(5,108)	(5,521)
Deferred rental income	(446)	(88)
Stock-based compensation expense	181	96
Amortization of note payable premiums, included in interest expense	-	(19)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	280	(90)
Increase in related party receivables	(226)	-
Increase in accounts payable	4,944	1,615
Increase in accounts payable to related parties	317	-
Decrease (increase) in prepaid and other assets	105	(774)
Decrease in accrued and other liabilities	(246)	(1,265)
Net cash provided by (used in) operating activities:	7,668	(188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,017)	-
Proceeds received from sales of real estate asset	10,166	-
Capital improvements to real estate assets	(3,567)	(1,947)
Investments in unconsolidated real estate assets	(82)	-
Proceeds received related to insurance claims	-	2,700
Payments for damages related to insurance claims	(30)	(1,726)
Net cash provided by (used in) investing activities:	4,470	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,194	4,847
Repayment of borrowings – property sales	(5,067)	-
Repayment of borrowings – refinances	-	(1,474)
Repayment of borrowings – scheduled payments	(6,537)	(2,781)
Repayment of borrowings – other	(1,260)	(3,757)
Repurchase of preferred partnership interest	(1,785)	-
Proceeds from partial sale of consolidated partnership interests	2,500	4,000
Proceeds from issuance of operating partnership units	727	-
Acquisition of non-controlling in the operating partnership	(21)	(2)
Acquisition of notes receivable	(2,905)	-
Dividend payments to preferred stockholders	(302)	(152)
Distributions to non-controlling interests	(3,653)	(158)
Change to restricted cash	(488)	(992)
Net cash used in financing activities:	(10,597)	(469)

Increase (decrease) in cash and cash equivalents	1,541	(1,630)

Cash and cash equivalents, beginning of year	462	2,092

Cash and cash equivalents, end of year	$2,003	$462

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of operating partnership units to common stock	$211	$314
Issuance of operating partnership units in connection with Evergreen acquisition	8,000	-
Issuance of operating partnership units in connection with notes receivable and account receivable acquisition	3,081	-
Issuance of operating partnership units in connection with real estate acquisitions	2,586	-
Issuance of operating partnership units in connection with investment in unconsolidated real estate asset	28	-
Debt assumed in connection with real estate acquisition	6,297	-
Conversion of accounts payable to notes payable	498	-
Financing in connection with investment in unconsolidated real estate asset	33	-
Financing in connection with Evergreen acquisition	9,500	-

Cash paid for interest	$16,767	$13,017
Cash paid for income taxes	$70	$108

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

Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties.  We focus on the following fundamentals to achieve this objective:

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients; coupled with,

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation and basis of presentation.  The consolidated financial statements include the accounts of American Spectrum Realty, Inc., its subsidiaries and those variable interest entities in which American Spectrum Realty, Inc. is the primary beneficiary . Intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

  Effective January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements  (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Disclosures include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in measurements classified as either Levels 2 or 3.  The guidance is effective for fiscal years beginning after December 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

  In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently assessing the impact, if any, this may have on its consolidated financial statements.

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

Because of the termination of certain management contracts and an evaluation of future revenue streams and discounted cash flows on two other management contracts an impairment of $3.4 million was recorded for the year ended December 31, 2010. After the effect of the amortization expense and impairment the carrying value of the management contracts was $9.1million at December 31, 2010. For additional information related to the determination of fair value for the impaired management contracts see Note 6-Fair Value Measurements.

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

Property Acquisitions

In 2010, controlling interests were acquired in certain properties being managed. Properties acquired were consolidated upon acquisition of the controlling interest. A summary of these acquisition purchase price consideration follows:

Purchase price consideration
(in thousands)
Cash	$267
Debt assumed	5,350
Equity contribution from third party investor	1,000
Operating partnership units	1019
Total cost of acquisition	$7,636

During 2010 the Company incurred approximately $0.1 million in costs related to the acquisitions that were included in the consolidated statements of operations in general and administrative expenses.  One of the properties was acquired from a REIT that is a related party. See the disclosure related to the Sabo Road property in Note 7-Related Parties for additional information.

  No properties were purchased in 2009.

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
1,387

NOTE 3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities

  The Company has identified multiple variable interest entities where it is the primary beneficiary for accounting purposes since (a) the company has the power to direct the activities that most significantly impact each entity’s economic performance such as; sign and enter into leases, set, distribute and implement the capital budgets, or authority to refinance or sell the property within contractually defined limits, and (b)the ability to receive fees that are significant to the property and a track record of funding any deficit cash flows.  As a result, these entities were consolidated in the consolidated financial statements, after eliminating intercompany transactions, and presenting the interests that are not owned by the Company as non-controlling interests in the consolidated balance sheets.  The entities being consolidated include four self storage properties, three multifamily properties, five student living properties, and nine commercial properties.  In addition, the Company consolidated American Spectrum REIT, Inc. which includes one assisted living property and seven self storage properties. The entities are generally self-financed through cash flows from property operations.

The Company owns an insignificant interest in the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

   The carrying amounts associated with these entities, after eliminating the effect of intercompany transactions, were as follows:

December 31,
Variable interest entity amounts	2010
(in thousands)
Assets
Restricted Cash	$4,016
Receivables	1,515
Fixed Assets Net of depreciation	372,908
Other Assets	8,858
Total Assets	$387,297

Liabilities
Accounts payable	5,734
Notes payable	268,776
Other liabilities	1,809
Total liabilities	$276,319

Variable interest entity net carrying amount at December 31, 2010	$110,978

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

	Years ended
	December 31,
	2010	2009
	(In thousands)
Rental Revenue	$482	$1,909
Expenses (1)	(309)	(1,609)
Income from discontinued operations before gain on sale and income tax expense	173	300
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(110)
Income from discontinued operations	$2,847	$190

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

The following non-recurring fair value measurements were recorded during the year ended December 31, 2010 (dollars in thousands):

		Fair Value Measurement
	Net Carrying	Recorded Using			Total Impairment
	Value	Level 1	Level 2	Level 3	Charges
Purchased intangibles	$462			462	$3,387.00

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

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which approximately $2.1 million was attributable to the Evergreen property portfolio.   During 2010, the Company received approximately $2.0 from these properties as payment on the premiums.  As of December 31, 2010 unpaid amounts due to the Company from these properties was approximately $0.1 million . As of December 31, 2010, the Company had premium refunds of $0.3 million due to these properties from the cancellation of the prior insurance policy.

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

NOTE 8. NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2010 and 2009 secured by the following properties (dollars in thousands):

		2010		2009
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	5,191	8.02%	5,248	8.02%
Corporate – Unsecured (2)	2/19/2011	447	3.40%	-	-
Fountain View Place (3)	4/29/2011	1,031	10.00%	1,423	10.00%
Corporate – Secured (4)	5/12/2011	950	8.75%	-	-
Sabo Road Self Storage (5)	7/31/2011	1,974	7.42%	-	-
Bristol Bay	8/1/2011	6,792	7.58%	6,899	7.58%
Technology (1)	8/1/2011	7,091	7.44%	7,131	7.44%
Corporate – Secured (6)	9/18/2011	890	8.75%	890	8.75%
Creekside (1)	12/1/2011	5,747	7.17%	5,814	7.17%
Northwest Spectrum	12/3/2011	750	8.75%	750	8.75%
Corporate – Unsecured (7)	5/1/2012	40	4.00%	-	-
Corporate – Unsecured (7)	5/1/2012	31	0.00%	-	-
16350 Park Ten Place	5/11/2012	4,402	7.45%	4,466	7.45%
16360 Park Ten Place	5/11/2012	3,449	7.45%	3,499	7.45%
2855 Mangum	5/11/2012	2,535	7.45%	2,575	7.45%
2855 Mangum	5/11/2012	1,380	6.00%	1,422	6.00%
6430 Richmond Atrium	5/11/2012	2,127	7.45%	2,161	7.45%
Corporate – Unsecured (8)	5/31/2012	1,000	9.50%	500	11.00%
Southwest Pointe	6/1/2012	2,671	7.33%	2,710	7.33%
Corporate-Secured (9)	6/15/2012	992	4.50%	992	4.50%
Corporate – Unsecured (7)	6/30/2012	51	0.00%	-	-
16350 Park Ten Place	8/11/2012	484	7.45%	492	7.45%
16360 Park Ten Place	8/11/2012	380	7.45%	386	7.45%
Corporate – Secured (10)	2/1/2013	1,736	5.50%	1,950	7.50%
Corporate – Secured (4)	3/8/2013	863	8.75%	-	-
11500 Northwest Freeway	6/1/2014	4,008	5.93%	4,079	5.93%
11500 Northwest Freeway	6/1/2014	290	5.93%	295	5.93%
Morenci	7/1/2014	1,632	7.25%	1,689	7.25%
Northwest Corporate Center (1)	8/1/2014	5,312	6.26%	5,370	6.26%
14741 Yorktown	9/1/2014	8,545	5.32%	8,600	5.32%
Corporate – Unsecured	10/1/2014	220	7.28%	-	-
8100 Washington	2/22/2015	2,156	5.59%	2,196	5.59%
8300 Bissonnet (1)	5/1/2015	4,484	5.51%	4,527	5.51%
Corporate – Unsecured (7)	6/1/2015	282	5.00%	-	-
Corporate – Unsecured (7)	6/1/2015	52	5.00%	-	-
2620-2630 Fountain View (11)	6/30/2015	5,350	7.00%	-	-
1501 Mockingbird	7/1/2015	3,189	5.28%	3,239	5.28%
5450 Northwest Central	9/1/2015	2,585	5.38%	2,631	5.38%
Corporate – Unsecured (7)	10/1/2015	25	5.00%	-	-
Corporate – Unsecured (7)	10/1/2015	88	17.52%	-	-
Corporate – Secured (12)	12/22/2015	2,900	5.00%	-	-
800/888 Sam Houston Parkway	12/29/2015	4,528	6.25%	4,638	6.25%
2401 Fountain View	3/1/2016	11,967	5.82%	12,139	5.82%
12000 Westheimer/2470 Gray Falls	1/1/2017	7,267	5.70%	7,350	5.70%
6420 Richmond Atrium	6/5/2017	6,286	5.87%	6,364	5.87%
7700 Irvine Center	8/1/2017	45,000	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,361	6.50%	12,521	6.50%
Corporate – Secured (5)	12/31/2019	9,410	5.00%	-	-
	Subtotal	$190,941		$169,946
Variable Rate
Beltway Industrial (13)	5/9/2010	17,170	7.00%	17,170	7.00%
Corporate Unsecured (8)	5/31/10	-		500	6.00%
Northwest Spectrum	4/19/2012	2,820	2.90%	3,013	2.90%
Windrose Plaza	4/19/2012	2,612	2.90%	2,791	2.90%
Corporate – Unsecured	12/12/2013	500	6.00%	500	6.00%
	Subtotal	$23,102		$23,974
Loan Premium		-		-
ASR Notes Payable	Total	$214,043		$193,920
VIE Notes Payable see Note 3		268,776		-
Balance sheet Notes Payable	Total	$482,819		$193,920

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

(13) The loan has matured and the Company is negotiating with the lender for an extension. .

The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2010, are as follows (dollars in thousands):

Year Ending December 31,
2011
2012	$50,521
2013	25,864
2014	4,260
2015	19,821
Thereafter	24,530
Total	89,047
$214,043

We are in default on the mortgages listed below due to non-payment of scheduled debt service.  These notes have been marked with a (1) in the above table that agrees to our balance sheet;

Balance at
December 31,
Property securing debt	2010
Spectrum	$5,191
Technology	$7,091
Creekside	$5,747
Northwest Corporate Center	$5,312
Bissonnet	$4,484
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

NOTE 9. NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the operating partnership units (”OP Units”) for the years ended December 31, 2010 and 2009 (in thousands):

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

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the years ended December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
	(in thousands)
Net loss attributable to the Company	$(8,037)	$(8,272)
Increase in the Company’s paid-in capital on exchange of OP Units for shares of Common Stock	211	314
Increase in the Company's paid-in-capital on reclassification of preferred interest from temporary equity	370	-
Change from net loss attributable to the Company on exchange of OP Units for shares of Common Stock	$(7,456)	$(7,958)

NOTE 10.  INCOME TAXES

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Current expense (benefit):
Federal	$-	$-
State	163	168
	$163	$168

Deferred expense (benefit):
Federal	$(4,608)	$(5,116)
State	(663)	(573)
	$(5,271)	$(5,689)

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

For the two years ended December 31, 2010, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following (in thousands):

	December 31, 2010	December 31, 2009
Expected income tax benefit at statutory federal rate	$(6,959)	$(5,032)
Permanent differences:
Non-controlling interest	2,170	229
Note premium	-	(6)
Meals and entertainment	14	16
Stock-based compensation	22	2
Return to provision	(20)	(6)
State income tax benefit	(335)	(288)
Tax credits	-	(85)
Other	-	(351)
Income tax benefit	$(5,108)	$(5,521)

The components of deferred tax assets and liabilities consist of the following as of December 31, 2010 and December 31, 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating losses	$9,805	$8,335
Built-in gains	3,684	850
Intangible assets	1,151	-
Allowance for bad debts	154	257
Stock-based compensation	50	-
Charitable contributions	8	6
Alternative minimum tax	85	85
Total deferred tax asset	14,937	9,533

Deferred tax liabilities:
Straight-line rents receivable	(854)	(717)
Stock compensation	-	(3)
Total deferred tax liabilities	(854)	(720)

Net deferred tax asset	$14,083	$8,813

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

NOTE 11. NET LOSS PER SHARE

Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding ,OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net loss per share for each of the two years ended December 31, 2010 and 2009 is as follows (in thousands, except for shares and per share amounts):

	Years Ended December 31,
	2010	2009
Loss from continuing operations	$(17,843)	$(9,492)
Net loss attributable to non-controlling interests	7,795	1,052
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	(10,048)	(8,440)
Discontinued operations:
Income from discontinued operations	173	300
Gain on sale of discontinued operations	4,315	-
Income tax expense	(1,641)	(110)
Net income attributable to non-controlling interests	(836)	(22)
Income from discontinued operations	2,011	168
Preferred stock dividend	(240)	(240)
Net loss attributable to American Spectrum Realty, Inc.
common stockholders	$(8,277)	$(8,512)

Basic and diluted per share data:
Loss from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(3.45)	$(3.00)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	0.69	0.06
Net loss attributable to American Spectrum Realty, Inc.
common stockholders	$(2.76)	$(2.94)

Basic weighted average shares used	2,916,145	2,812,048

The following outstanding preferred shares, employee stock options and OP units that can be converted into common stock on a two for one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year Ended December 31,
	2010	2009
Preferred shares	55,172	55,172
Stock Options	58,750	58,750
OP Units	3,172,675	744,497
Total	3,286,597	858,419

NOTE 12 - SHARE-BASED COMPENSATION

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

The Company has reserved 360,000 shares under the Plan.  As of December 31, 2010 the Plan had issued 177,372 shares.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant-date
	Options	Exercise Price	Number of	fair value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2008	58,750	$11.97	14,174

Granted	-	$-	11,500	$9.67
Options Exercised	-	$-
Restricted Stock Award Releases			(5,662)
Forfeited/Expired	-	$-
Terminated/cancelled	-		-
Balances at December 31, 2009	58,750	$11.97	20,012

Granted	-	$-	28,500	$13.76
Options Exercised	-	$-
Restricted Stock Award Releases			(9,500)
Forfeited/Expired	-	$-
Terminated/cancelled	-		-
Balances at Dec 31, 2010	58,750	$11.97	39,012

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

Options outstanding, vested and currently exercisable by exercise price at December 31, 2010 are as follows:

		Number	Weighted
		Outstanding	Average	Weighted
		and	Remaining	Average
Exercise Prices		Exercisable	Contractual Term	Exercise Price
			(in years)
$4.50	$6.10	25,000	3.50	$5.33
$9.13	$13.58	22,500	3.90	$10.32
$30.00	$30.00	11,250	1.04	$30.00
$5.40	$30.00	58,750

Information regarding vested and non vested RSA’s for the Plan during the twelve months ending December 31, 2010 is as follows:

		Weighted
		Average
		Grant-date
	Number	fair value
	Outstanding	per Share
Non- vested instruments beginning of year	20,012	$10.72
Instruments vested during the year	9,500	$11.03
Non- vested instruments end of year	39,012	$12.86

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

In February 2010, the Company filed a third party action against its prior insurance carrier, ACE American Insurance Company, in Harris County, Texas, seeking payment under its insurance policy for the damage to 20 buildings in Houston, caused by Hurricane Ike. In March 2010, the insurance carrier filed a lawsuit against the Company in Pennsylvania seeking a declaratory judgment that it owed nothing under the policy. The total claims by the Company for actual damages, business interruption, statutory bad faith damages, interest and attorneys fees exceed $50.0 million. Several experts have been engaged to assist us with our property damage claims. A valuation consultant has been engaged to assist us with our business interruption claims. In January 2011, one day mediation was held with respect to the lawsuit and both parties agreed to continue the mediation at a future date.  No trial date has been set for this lawsuit.  The Company can make no prediction as to the result of such litigation.

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

On December 31, 2008, the Company issued 55,172 shares of the Preferred Stock to employees and/or directors Messrs. Carden, Galardi, and Brown (Also see Note 7 – Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by the Company and the holders will have no right to require redemption. The Preferred Stock is redeemable at the option of the Company at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. At of December 31, 2010, the Company had accrued and unpaid dividends on the Preferred Stock of $25,711 or $0.47 per preferred share.

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

	As Previously Reported	Adjustment	Restated
Statement of Operations for the Three Months Ended Mar 31, 2010

Rental revenue	$8,183	-	$8,183
Third party management and transaction revenue	1,104	-	1,104
Total revenues	9,211	-	9,211
Property operating expense	3,625	-	3,625
Depreciation and amortization	3,570	191	3,761
Interest expense	3,400	-	3,400
Total expenses	12,217	191	12,408
Deferred income tax benefit	1,134	70	1,204
Net income attributable to non-controlling interests	(466)	32	(434)
Net income attributable to American Spectrum Realty, Inc.	509	(89)	420
Net income attributable to American Spectrum Realty, Inc. common stockholders	449	(89)	360
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$0.18	(0.03)	$0.15

Statement of Operations for the Three Months Ended Jun 30, 2010

Rental revenue	$7,603	489	$8,092
Third party management and transaction revenue	1,221	(19)	1,202
Total revenues	8,837	470	9,307
Property operating expense	3,913	(3)	3,910
Depreciation and amortization	3,579	496	4,075
Interest expense	3,524	214	3,738
Total expenses	13,532	707	14,239
Deferred income tax benefit	1,762	105	1,867
Net loss attributable to non-controlling interests	878	11	889
Net loss attributable to American Spectrum Realty, Inc.	(2,055)	(121)	(2,176)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,115)	(121)	(2,236)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.70)	(0.04)	$(0.74)

Statement of Operations for the Six Months Ended Jun 30, 2010

Rental revenue	$15,786	489	$16,275
Third party management and transaction revenue	2,235	71	2,306
Total revenues	18,048	470	18,518
Property operating expense	7,538	(3)	7,535
Depreciation and amortization	7,149	687	7,836
Interest expense	6,924	214	7,138
Total expenses	25,749	898	26,647
Deferred income tax benefit	2,896	175	3,071
Net loss attributable to non-controlling interests	412	43	455
Net loss attributable to American Spectrum Realty, Inc.	(1,546)	(210)	(1,756)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(1,666)	(210)	(1,876)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(.52)	(.07)	$(.59)

Statement of Operations for the Three Months Ended Sep 30, 2010

Rental revenue	$8,307	8,424	$16,731
Third party management and transaction revenue	973	(289)	684
Total revenues	9,420	8,135	17,555
Property operating expense	4,703	2,136	6,839
Depreciation and amortization	3,608	4,146	7,754
Interest expense	3,494	3,318	6,812
Total expenses	14,362	9,600	23,962
Deferred income tax benefit	1,697	105	1,802
Net loss attributable to non-controlling interests	1,092	1,241	2,333
Net loss attributable to American Spectrum Realty, Inc.	(2,153)	(119)	(2,272)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(2,213)	(119)	(2,332)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(0.73)	(.04)	$(0.77)

Statement of Operations for the Nine Months Ended Sep 30, 2010

Rental revenue	$24,093	8,913	$33,006
Third party management and transaction revenue	3,208	218	3,426
Total revenues	27,468	8,605	36,073
Property operating expense	12,241	2,133	14,374
Depreciation and amortization	10,757	4,833	15,590
Interest expense	10,418	3,532	13,950
Total expenses	40,111	10,498	50,609
Deferred income tax benefit	4,593	280	4,873
Net loss attributable to non-controlling interests	1,504	1,284	2,788
Net loss attributable to American Spectrum Realty, Inc.	(3,699)	(329)	(4,028)
Net loss attributable to American Spectrum Realty, Inc. common Stockholders	(3,879)	(329)	(4,208)
Basic and diluted earnings per share attributable to American Spectrum Realty, Inc. common stockholders	$(1.27)	(.09)	$(1.36)

Balance Sheet as of March 31, 2010

Real estate held for investment	$252,375	21,925	$274,300
Accumulated depreciation	(75,673)	(4)	(75,677)
Restricted cash	992	925	1,917
Deferred tax asset	8,348	70	8,418
Investments in unconsolidated real estate assets from related parties	-	375	375
Purchased intangibles subject to amortization	18,000	(4,713)	13,287
Goodwill	-	4,003	4,003
Prepaid and other assets, net	10,956	940	118966
Total Assets	227,944	23,521	251,465
Notes payable	203,863	15,234	219,097
Accounts payable	6,377	75	6,452
Accrued and other liabilities	8,431	848	9,279
Total Liabilities	220,114	16,157	236,271
Accumulated deficit	(51,963)	(89)	(52,052)
Non-controlling interests	11,976	7,453	19,429
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(5,931)	(89)	(6,020)
Total Equity (Deficit)	6,045	7,364	13,409
Total Liabilities and Equity (Deficit)	$227,944	23,521	$251,465

Balance Sheet as of June 30, 2010

Real estate held for investment	$263,359	322,197	$585,556
Accumulated depreciation	(79,238)	(218)	(79,456)
Restricted cash	992	3,371	4,363
Tenant and other receivables, net of allowance for doubtful accounts	1,314	262	1,576
Deferred tax asset	10,146	175	10,321
Investments in unconsolidated real estate assets from related parties	1,386	141	1,527
Purchased intangibles subject to amortization	18,000	(4,994)	13,006
Goodwill	-	4,003	4,003
Prepaid and other assets, net	11,803	4,673	16,476
Total Assets	239,867	329,610	569,477
Notes payable	214,663	226,725	441,388
Accounts payable	6,125	3,227	9,352
Accrued and other liabilities	9,132	1,565	10,697
Total Liabilities	231,287	231,517	462,804
Accumulated deficit	(54,018)	(210)	(54,228)
Non-controlling interests	16,600	98,303	114,903
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(8,020)	(210)	(8,230)
Total Equity (Deficit)	8,580	98,093	106,673
Total Liabilities and Equity (Deficit)	$239,867	329,610	$569,477

Balance Sheet as of September 30, 2010

Real estate held for investment	$280,033	338,471	$618,504
Accumulated depreciation	(82,344)	(4,084)	(86,428)
Restricted cash	992	2,908	3,900
Tenant and other receivables, net of allowance for doubtful accounts	1,223	515	1,738
Deferred tax asset	11,883	280	12,163
Investments in unconsolidated real estate assets from related parties	142	129	271
Purchased intangibles subject to amortization	18,000	(5,275)	12,725
Goodwill	-	4,003	4,003
Prepaid and other assets, net	12,821	5,860	18,681
Total Assets	253,736	342,807	596,543
Notes payable	221,187	240,509	461,696
Accounts payable	8,408	4,315	12,723
Accrued and other liabilities	11,008	1,168	12,176
Total Liabilities	242,298	245,992	488,290
Accumulated deficit	(56,171)	(329)	(56,500)
Non-controlling interests	21,641	97,144	118,785
American Spectrum Realty, Inc. stockholders’ equity (deficit)	(10,203)	(329)	(10,532)
Total Equity (Deficit)	11,438	96,815	108,253
Total Liabilities and Equity (Deficit)	$253,736	342,807	$596,543

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, and as described below under “Changes in Internal Controls”, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was not effective based upon the COSO criteria as management determined that there was a material weakness in its internal control over financial reporting as of December 31, 2010, as reported below.

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

After our receipt of the comments and in connection with management’s ongoing assessment of internal controls over financial reporting and disclosure controls, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal controls over financial reporting and disclosure controls. As a result of their assessment, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting and disclosure controls, in connection with accounting for business combinations and variable interest entities. The Company’s management took steps during the second quarter of 2011 to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for business combinations and variable interest entities in the future, by retaining new expert consultants to review its accounting treatments, to more fully involve its Audit Committee in communicating with such expert consultants and to carefully validate that such treatments are in full alignment with U.S. GAAP. The Company believes that these remedial actions has improved the Company’s internal controls over financial reporting and disclosure controls and are sufficient to remediate the material weakness described above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements and Supplementary Data

The following financial statements are included herein under Item 8 of this report:

		Page No.
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets at December 31, 2010 and 2009	32
	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	33
	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010 and 2009	34
	Consolidated Statements of Equity (Deficit) and Non-Controlling Interest for the years ended December 31, 2010 and 2009	34
	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	35
	Notes to Consolidated Financial Statements	36

(2)	Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	65
	Schedule III — Real Estate and Accumulated Depreciation	66

(3)	Exhibits to Financial Statements

	On October 12, 2010, a report on Form 8-K was filed with respect to Item 8.01.
	On November 23, 2010, a report on Form 8-K was filed with respect to Item 8.01.

(b)	Exhibits

	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

Year Ended December 31, 2010

Allowance for loss on purchased intangibles (1)	$-	$3,387	$-	$3,387

Year Ended December 31, 2009

Allowance for loss on purchased intangibles	$-	$-	$-	$-

Year Ended December 31, 2010

Allowance for doubtful accounts	$701	$703	$983	$421

Year Ended December 31, 2009

Allowance for doubtful accounts	$371	$932	$602	$701

(1)
Impairment expense of $3,387 related to purchased intangibles where the Company’s contractual relationships were terminated or modified by some of the entities that owned some of the third party properties it managed.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company (1)		Cost capitalized subsequent to acquisiton (2)	Gross amount carried at December 31, 2010 (3)						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Owned Properties
Office Properties:
Creekside	5,747	2,790	6,460	508	2,790	6,968	9,758	3,782	1984	2001	5-40
Bristol Bay	6,792	1,620	7,880	1,618	1,620	9,498	11,118	5,095	1988	2001	5-40
Daimler Chrysler	45,000	9,150	40,390	5,748	9,150	46,138	55,288	25,934	1989	2001	5-40
Northwest	5,312	1,550	5,230	2,071	1,550	7,301	8,851	3,879	1983-1987	2001	5-40
16350 Park Ten	4,886	1,174	5,324	669	1,174	5,993	7,167	3,129	1979	2002	5-40
16360 Park Ten	3,829	900	4,192	827	900	5,019	5,919	2,615	1981	2002	5-40
800 Sam Houston	2,264	1,000	1,121	738	1,000	1,859	2,859	989	1980	2004	5-40
888 Sam Houston	2,264	500	892	474	500	1,366	1,866	803	1979	2002	5-40
5450 NW Central	2,585	854	2,622	771	854	3,393	4,247	1,548	1979	2003	5-40
12000 Westheimer	4,203	1,878	2,432	1,424	1,878	3,856	5,734	1,863	1981	2003	5-40
8100 Washington	2,156	600	2,317	590	600	2,907	3,507	1,200	1980	2003	5-40
8300 Bissonnet	4,484	1,400	3,990	517	1,400	4,507	5,907	1,898	1981	2003	5-40
Pacific Spectrum	5,191	1,460	6,880	1,869	1,460	8,749	10,209	5,118	1986	2001	5-40
11500 NW Frwy	4,298	2,278	3,621	607	2,278	4,228	6,506	1,673	1983	2004	5-40
6677 Gessner	8,545	2,375	9,504	3	2,375	9,507	11,882	2,665	1996	2006	5-40
2855 Mangum	3,915	2,134	3,300	269	2,134	3,569	5,703	1,177	1979	2006	5-40
Gray Falls	3,064	670	1,956	395	670	2,351	3,021	947	1983	2006	5-40
2401 Fountainview	11,967	3,500	13,451	1,053	3,500	14,504	18,004	4,508	1980	2006	5-40
1501 Mockingbird	3,189	1,000	3,583	81	1,000	3,664	4,664	994	1981	2006	5-40
6420 Richmond	6,286	3,384	3,039	367	3,384	3,406	6,790	966	1979	2006	5-40
6430 Richmond	2,127	1,645	2,116	308	1,645	2,424	4,069	722	1974	2006	5-40
Fountainview Office Park	13,392	6,900	9,612	453	6,900	10,065	16,965	1,722	1979	2008	5-40
2620-2630 Fountain View	5,350	5,300	1,868	2	5,300	1,870	7,170	23	1976	2010	5-40
Office Total	156,846	54,062	141,780	21,362	54,062	163,142	217,204	73,250
Industrial Properties:
Southwest Pointe	2,671	1,800	1,530	538	1,800	2,068	3,868	1,121	1972	2001	5-40
Morenci	1,632	790	2,680	141	790	2,849	3,639	1,449	1975-1979	2001	5-40
Technology	7,091	580	9,360	144	580	9,504	10,084	4,400	1986	2001	5-40
NW Spectrum Plaza	2,820	1,711	2,297	86	1,711	2,383	4,094	729	2004	2007	5-25
Beltway Industrial	17,170	3,829	14,764	298	3,829	15,062	18,891	3,372	1999	2007	5-40
Industrial Total	31,384	8,710	30,631	1,207	8,710	31,866	40,576	11,071
Retail Property
Windrose	2,612	1,100	2,440	232	1,100	2,672	3,772	837	2005	2007	5-25
Retail Total	2,612	1,100	2,440	232	1,100	2,672	3,772	837
Self-Storage Property
Sabo Road	1,974	535	1,696	520	535	2,216	2,751	39	2006	2010	5-40
Self-Storage Total	1,974	535	1,696	520	535	2,216	2,751	39
Developmental Land and Other:
11755 West Little York, TX	-	-	-	-	-	-	-	-	-	2007	N/A
Corporate	21,227	-	138	460	-	598	598	447	-	-	3-5
Other Total	21,227	-	138	460	-	598	598	447
Owned Properties Total	214,043	64,407	176,685	23,781	64,407	200,494	264,901	85,644

VIE Properties
Commerical Properties:
Commerce Distributions	9,783	8,628	12,537	-	8,628	12,537	21,165	368	1957	2010	5-40
Dixon	17,805	3,682	19,128	-	3,682	19,128	22,810	561	1961	2010	5-40
Fisher Distribution	17,953	2,805	23,018	-	2,805	23,018	25,823	675	1993	2010	5-40
Ohio Commerce	19,028	1,917	24,585	-	1,917	24,585	26,502	721	1968	2010	5-40
Redmond Commerce	16,125	6,379	19,658	-	6,379	19,658	26,037	577	1981,1986	2010	5-40
Springs Commerce I	17,136	3,009	22,550	-	3,009	22,550	25,559	661	95',[64',93'],98',[98',99'],[00',02']	2010	5-40
Springs Commerce II	20,773	1,709	21,356	-	1,709	21,356	23,065	626	1964,1955,1973	2010	5-40
Springs Office	14,806	2,288	19,197	-	2,288	19,197	21,485	563	1971,1953,1998	2010	5-40
Strongville Corp	15,027	7,540	14,236	-	7,540	14,236	21,776	626	1989	2010	5-40
Total Commerical	148,436	37,957	176,265	-	37,957	176,265	214,222	5,378
Multi-Family Properties:
Centennial Park	12,320	2,589	13,132	-	2,589	13,132	15,721	372	1997	2010	5-40
Ohio-II NewarK	9,532	1,930	5,517	-	1,930	5,517	7,447	156	1992	2010	5-40
Ohio-II Sheffield	-	600	5,619	-	600	5,619	6,219	159	1990	2010	5-40
Total Mult-Family	21,852	5,119	24,268	-	5,119	24,268	29,387	687
Self-Storage Properties:
Blanco	1,682	203	1,516	-	203	1,516	1,719	22	1982	2010	5-40
Laredo	1,549	455	2,903	-	455	2,903	3,358	43	1998	2010	5-40
Charleston	2,570	524	1,575	-	524	1,575	2,099	23	1989	2010	5-40
Grissom	2,363	2,224	1,765	-	2,224	1,765	3,989	26	1985	2010	5-40
S. Mason	2,898	899	1,380	-	899	1,380	2,279	20	2000	2010	5-40
FW Northwest	2,049	1,356	1,238	-	1,356	1,238	2,594	18	1985	2010	5-40
Riveroaks	2,419	355	2,273	-	355	2,273	2,628	33	1985	2010	5-40
Aldine Westfield	2,465	112	2,284	-	112	2,284	2,396	67	2006	2010	5-40
Ocala	-	585	1,376	-	585	1,376	1,961	-	1989	2010	5-40
Tampa	653	669	1,575	-	669	1,575	2,244	-	1987	2010	5-40
Loop 1604	4,345	4,897	3,132	-	4,897	3,132	8,029	55	1985	2010	5-40
Total Self-Storage	22,993	12,279	21,017	-	12,279	21,017	33,296	307
Student Housing Properties:
College Park	14,610	2,788	13,486	-	2,788	13,486	16,274	191	2002	2010	5-40
University-Lubbock	21,456	7,975	23,734	-	7,975	23,734	31,709	672	2005	2010	5-40
University Heights	21,148	3,121	25,000	-	3,121	25,000	28,121	708	2005	2010	5-40
University Springs	9,642	1,531	14,684	-	1,531	14,684	16,215	412	1998	2010	5-40
Campus Court	4,747	320	7,310	-	320	7,310	7,630	40	1998	2010	5-40
Total Student Housing	71,603	15,735	84,214	-	15,735	84,214	99,949	2,023
Assisted Living Property:
Phx Assisting Living (Rose Ct.)	3,794	909	3,591	-	909	3,591	4,500	51	1974	2010	5-40
Total Assisted Living	3,794	909	3,591	-	909	3,591	4,500	51
Corporate	98										5-40
VIE Properties Total	268,776	71,999	309,355	-	71,999	309,355	381,354	8,446
TOTAL	482,819	136,406	486,040	23,781	136,406	509,849	646,255	94,090

(1) Initial cost and date acquired, where applicable.
(2) Costs capitalized are offset by retirements and write-offs.
(3) The aggregate cost for federal income tax purposes is $164,852.

AMERICAN SPECTRUM REALTY INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010
(Dollars in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2010	2009
Rental Property:
Balance at beginning of year	$251,336	$249,651
Additions during year:
Property acquisitions, additions and consolidation of VIE’s	394,919	1,685
Retirements	-	-
Balance at end of year	$646,255	$251,336

Accumulated Depreciation:
Balance at beginning of year	$72,404	$59,160
Additions during year:
Depreciation	21,686	13,244
Retirements	-	-
Balance at end of year	$94,090	$72,404

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: October 3, 2011	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 3, 2011	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer),
Treasurer and Secretary

Date: October 3, 2011	/s/ Timothy R. Brown
Timothy R. Brown
Director

Date: October 3, 2011	/s/ William W. Geary, Jr.
William W. Geary, Jr.
Director

Date: October 3, 2011	/s/ Presley E. Werlein, III
Presley E. Werlein, III
Director

Date: October 3, 2011	/s/ John N. Galardi
John N. Galardi
Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002

3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006

3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009

4.1	Form of Stock Certificate (1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P. (1)

10.9	Omnibus Stock Incentive Plan (1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P. (1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C. (1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C. (1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc. (1)

10.20	Form of Restricted Stock Agreement (1)

10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)

10.22	Form of Stock Option Agreement (Directors) (1)

10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)

10.24	Form of Indenture Relating to Notes (1)

10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc. (1)

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc. (1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C. (1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C. (1)

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

21	Significant Subsidiaries of the Company

23.1	EEPB, PC Consent – Form 10-K

23.2	Hein & Associates, LLP Consent – Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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