Form 10-Q
period 2011-09-30
AMERICAN SPECTRUM REALTY INC
filed 2011-11-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

As of October 31, 2011, 2,996,914 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and
	2010 (unaudited)	4
	Consolidated Statement of Equity for the nine months ended September 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010
	(unaudited)	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5	Exhibits	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)
Real estate held for investment (includes $338,939 and $381,354 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$540,225	$646,255
Accumulated depreciation (includes $20,589 and $8,446 from consolidated VIE's, respectively	(85,512)	(94,090)
Real estate held for investment, net (includes $318,350 and $372,908 from consolidated VIE's, respectively)	454,713	552,165

Cash and cash equivalents	754	2,003
Restricted cash (includes $3,910 and $4,016 from consolidated VIE's, respectively)	4,935	5,008
Tenant and other receivables, net of allowance for doubtful accounts of $614 and $421, respectively (includes
$2,309 and $1,515 from consolidated VIE's, respectively)	3,336	2,403
Deferred rents receivable	2,268	2,331
Purchased intangibles subject to amortization	7,981	9,060
Deferred tax assets	10,916	14,083
Goodwill	2,687	4,003
Investment in management company	4,000	4,000
Investment in unconsolidated real estate assets from related parties	185	194
Notes receivable from Evergreen	2,000	2,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	-	262
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $5,195 and $8,858 from consolidated VIE's, respectively)	16,118	20,164
Total Assets	$510,579	$618,362

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $235,445 and $268,776 from consolidated VIE's, respectively)	$395,846	$482,819
Accounts payable (includes $3,515 and $5,734 from consolidated VIE's, respectively)	14,060	16,292
Accounts Payable to related parties	195	286
Accrued and other liabilities (includes $4,182 and $1,809 from consolidated VIE's, respectively)	10,269	12,154
Total Liabilities	$420,370	$511,551

Commitments and Contingencies (Note 13):

American Spectrum Realty, Inc, stockholders' deficit:
Preferred stock	$1	$1
Common stock	34	34
Additional paid-in capital	49,300	49,067
Accumulated deficit	(56,277)	(60,509)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' deficit	(10,037)	(14,502)
Non-controlling interest	100,246	121,313
Total Equity	90,209	106,811
Total Liabilities and Equity	$510,579	$618,362

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
REVENUES:
Rental revenue	$16,758	$15,436	$51,851	$28,721
Third party management and leasing revenue	1,079	$684	$3,593	$2,850
Interest income	73	$140	$272	$217
Total revenues	17,910	16,260	55,716	31,788

EXPENSES:
Property operating expense	5,967	6,121	19,352	12,507
Corporate general and administrative	3,583	2,557	8,524	6,695
Depreciation and amortization	8,509	6,833	23,567	12,821
Interest expense	5,711	6,005	21,256	11,542
Impairment expenses	4,153	-	4,303	-
Total expenses	27,923	21,516	77,002	43,565

OTHER INCOME:
Gain on litigation settlement	-	-	4,174	-
Other income	-	-	623	-
Total other income	-	-	4,797	-

Loss from continuing operation before deferred income tax	(10,013)	(5,256)	(16,489)	(11,777)

Deferred income tax benefit/(expense)	1,988	1,381	2,861	3,866

Loss from continuing operations	(8,025)	(3,875)	(13,628)	(7,911)

Discontinued operations:
Loss from operations	(13)	(1,150)	(1,350)	(2,586)
Gain on sale and foreclosure of discontinued operations	380	-	24,011	4,315
Income tax (expense)/benefit	(92)	420	(5,986)	(634)
Income/(loss) from discontinued operations	275	(730)	16,675	1,095

Net (Loss)/Income, including non-controlling interests	(7,750)	(4,605)	3,047	(6,816)

Plus: Net loss attributable to non-controlling interests	4,587	2,333	1,185	2,788

Net (Loss)/Income attributable to American Spectrum Realty, Inc.	(3,163)	(2,272)	4,232	(4,028)

Less: Preferred stock dividend	(60)	(60)	(180)	(180)

Net (Loss)/Income attributable to American Spectrum Realty, Inc. common stockholders	$(3,223)	$(2,332)	$4,052	$(4,208)

Basic and diluted per share data:

(Loss)/Income from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	(1.10)	$(0.66)	$(1.48)	$(1.63)
Income/(Loss) from discontinued operations attributable to American Spectrum Realty, Inc.	0.05	(0.12)	$2.90	0.24
Net (Loss)/income attributable to American Spectrum Realty, Inc. common stockholders	$(1.05)	$(0.78)	$1.42	$(1.39)

Basic and diluted weighted average shares used	2,996,914	2,934,294	2,974,070	2,906,317

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
(Loss)/Income from continuing operations	$(3,371)	$(2,003)	$(4,581)	$(4,900)
Income (loss) from discontinuing operations	$148	$(329)	$8,633	$692
Net (Loss)/Income	$(3,223)	$(2,332)	$4,052	$(4,208)

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

						Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	Capital	Deficit	Stock	Equity
Balance January 1, 2011 (audited)	55,172	3,422,706	$121,313	$1	$34	$49,067	$(60,509)	$(3,095)	$106,811
Preferred stock dividends	-	-	-	-	-	(180)	-	-	(180)
Stock-based compensation	-	52,500	-	-	-	402	-	-	402
Restricted stock forfeitures	-	(8,336)	-	-	-	-	-	-	-
Conversion of OP units to common stock	-	1,456	(11)	-	-	11	-	-	-
Acquisition of non-controlling interest			(201)						(201)
Consolidation of VIE's	-	-	9,241	-	-	-	-	-	9,241
Deconsolidation of VIE's	-	-	(19,493)	-	-	-	-	-	(19,493)
Noncontrolling interests share of income	-	-	(1,185)	-	-	-	-	-	(1,185)
Repurchase of preferred partnership interest			(2,500)						(2,500)
Distributions	-	-	(7,510)	-	-	-	-	-	(7,510)
Contributions	-	-	592	-	-	-	-	-	592
Net income	-	-	-	-	-	-	4,232	-	4,232
Balance September 30, 2011 (unaudited)	55,172	3,468,326	$100,246	$1	$34	$49,300	$(56,277)	$(3,095)	$90,209

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months	Nine Months Ended
	Ended September 30,	September 30, 2010
	2011	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,047	$(6,816)
Adjustment to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,999	15,590
Impairment expense	4,303	-
Income tax expense/(benefit)	3,125	(3,232)
Gain on sales and foreclosure of real estate assets	(24,011)	(4,315)
Stock-based compensation	402	82
Deferred rental income	(93)	(253)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	(602)	(208)
Increase in accounts payable	1,889	3,824
(Decrease)/increase in accounts payable related parties	(91)	372
Decrease/(increase) in related party receivables	262	(556)
Decrease/(increase) in prepaid and other assets	2,052	(650)
Increase/(decrease) in accrued and other liabilities	1,142	(373)
Change in restricted cash	(292)	406
Net cash provided by (used in) operating activities:	16,132	3,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	51,080	10,166
Capital improvements to real estate assets	(4,660)	(3,281)
Real estate acquisition	-	(317)
Investments in unconsolidated real estate assets	-	(82)
Payments for damages related to insurance claims	-	(151)
Net cash provided by investing activities:	46,420	6,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,500	5,180
Repayment of borrowings-property sales	(45,000)	(5,067)
Repayment of borrowings-scheduled payments	(7,185)	(4,268)
Repayment of borrowings-other	(7,352)	(1,260)
Repurchase of preferred partnership interest	(2,500)	(1,785)
Acquisition of non-controlling interest in the operating partnership	(201)	(20)
Dividend payments to preferred stockholders	(145)	(225)
Contributions from non-controlling interests	592	-
Distributions to non-controlling interests	(7,510)	(2,210)
Net cash used in financing activities:	(63,801)	(9,655)

(Decrease)/increase in cash and cash equivalents	(1,249)	551

Cash and cash equivalents, beginning of period	2,003	462

Cash and cash equivalents, end of period	$754	$1,013

The accompanying notes are an integral part of these consolidated condensed financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months, Ended September 30,
		2010
	2011	(Restated)
Conversion of operating partnership units to common stock	$11	$211
Conversion of accounts payable to note payable	2,300	498
Conversion of accounts payable to common stock	50	-
Issuance of operating partnership units in connection with Evergreen acquisition	-	8,000
Issuance of operating partnership units in connection with notes receivable and accounts	-	3,081
Issuance of operating partnership units in connection with real estate acquisition	-	2,586
Issuance of operating partnership units in connection with investment in unconsolidated	-	28
Debt assumed in connection with real estate acquisition	-	6,297
Financing in connection with investment in unconsolidated real estate asset	-	33
Financing in connection with Evergreen acquisition	-	9,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest and income taxes	$20,351	$12,984

The accompanying notes are an integral part of these consolidated condensed financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

American Spectrum Realty, Inc. and its consolidated subsidiaries (“We”) provide comprehensive integrated real estate solutions for our own (controlling interests) property portfolio and the portfolios of our third party clients. We own and manage commercial, industrial, self-storage and residential income-properties, and offer our third party clients management and transaction services based on our market expertise. Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 66% at September 30, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. The real estate owned properties are held by single purpose entities and our management business is conducted by our subsidiary American Spectrum Realty Management, LLC. Unless expressly stated on the context otherwise required the term “We”, or, “us” and “ASR” refer to American Spectrum Realty, Inc. and its subsidiaries. We conduct our business in the continental United States.

Our immediate objectives are to improve our occupancy levels revenues and cash flow as well as to strategically divest some of our properties to improve our liquidity. Our long term primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K/A as filed with the SEC on October 3, 2011.

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

The accompanying financial statements for the quarterly period ending September 30, 2010 have been restated. Reference is made to our Form 10-Q/A for the quarterly period ending September 30, 2010 filed on May 24, 2011.

Certain prior year balances have been reclassified to conform to the current year presentation.

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 as filed with the SEC on October 3, 2011 with additional policies and updates below.

VARIABLE INTEREST ENTITIES

When we obtain an interest in an entity, we evaluate the entity to determine if it is deemed a Variable Interest Entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance and to establish whether we have any variable interests in the VIE. We have identified multiple variable interest entities where we are the primary beneficiary since we have (a) the power to direct the activities that more significantly impact each entities’ economic performance such as sign and enter into leases; set, distribute, and implement the capital budgets, the authority to refinance or sell the property within contractually defined limits and, (b) the ability to receive fees that are significant to the property and (c) a necessity of funding any deficit cash flows.

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
IMPAIRMENT OF ASSETS

Real Estate Held for Investment

Rental properties are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows for each property is less than the carrying amount of that property. Impairment indicators for our rental properties are assessed by property and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. The Company assesses the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Goodwill

We are required to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Sales of Real Estate Assets

We consider real estate assets as held for sale when we have entered into a contract to sell the property and we believe it is probable that the disposition will occur within one year. When we consider an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We continue to review the property for subsequent changes in the estimated fair value, and  recognize additional impairment charges if warranted.

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on testing goodwill for impairment. The amendments in the ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have evaluated the impact of this ASU on our goodwill impairment testing process and decided to impair part of the goodwill in the third quarter 2011. (See Note 4 – Asset Impairment).

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for us beginning in the first quarter of fiscal year 2012. We are currently evaluating the impact of this guidance.

NOTE 3 - DISCONTINUED OPERATIONS

In August 2011, the lender for the Company’s Creekside property foreclosed on the asset. The 47,810 square foot office property is located in San Ramon, California. The Company had elected to discontinue servicing the unpaid balance of the debt, which totaled $5.7 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $0.4 million. No proceeds were received as a result of the transaction.

7700 Irvine Center, a 209,343 square foot office property, located in Irvine, California was sold on June 28, 2011 for $56.5 million, resulting in net proceeds of approximately $6.1 million. The transaction generated a gain on sale before income tax expense of $23.6 million. The gain on the sale of the property significantly diminished our federal net operating loss carry-forward. The proceeds from the sale were used to distribute $2.5 million to the non-controlling interest in 7700 Irvine Center, and to reduce debt, accrued liabilities and accounts payables.

The consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2011 and 2010 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Rental Revenue	$62	$1,295	$2,234	$4,767
Less Expenses (1)	(75)	(2,445)	(3,584)	(7,353)
Loss from discontinued operations before gain
on sale, foreclosure and income tax (expense)/benefit	(13)	(1,150)	(1,350)	(2,588)
Gain on sale of real estate asset	-	-	23,631	4,315
Gain on foreclosure of real estate asset	380	-	380	-
Income tax (expense)/benefit	(92)	420	(5,986)	(634)
Income/(loss) from discontinued operations	$275	$(730)	$16,675	$1,095

(1)	Includes interest expense of approximately $0.0 million and $0.8 million for the three months ended September 30, 2011 and September 30, 2010, respectively and interest expense of approximately $1.6 million and $2.5 million for the nine months ended September 30, 2011 and September 30, 2010. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

Income from discontinued operations for the three months ended September 30, 2011 includes the gain resulting from the Creekside foreclosure and its operating results. Income from discontinued operations for the nine months ended September 30, 2011 includes the gain resulting from the Creekside foreclosure, gain on sale of 7700 Irvine Center and the operating results of these two properties. Income from discontinued operations for the three months ended September 30, 2010, represents the operating results of Creekside and 7700 Irvine Center. Income from discontinued operations for the nine months ended September 30, 2010 includes the gain on sale of 5850 San Felipe, a 101,880 square foot office property sold in March 2010 and the operating results of San Felipe, Creekside and 7700 Irvine Center. See Note 12 – Restructuring of Debt.

NOTE 4 -  ASSET IMPAIRMENTS

Goodwill

During the three months ended September 30, 2011, we performed an assessment of goodwill that indicated the carrying value of goodwill exceeded the fair value requiring us to perform the second step of the impairment test. In the second step, which is partially completed, we estimated the fair value of the goodwill using the income approach. As a result of the analysis, we estimate the carrying value of the goodwill exceeds the fair value and have recorded an estimated amount of $1.3 million of impairment expense related to the goodwill resulting from the Evergreen acquisition in 2010. The measurement of the impairment loss is an estimate and the analysis will be completed by the year ended December 31, 2011 and could result in an adjustment to the amounts recorded in this reporting period.

The assessment was performed as a result of losing contracts acquired in the Evergreen acquisition and if we experience a significant or sustained decline in our future cash flows as a result of losing additional management contracts or if other events and/or circumstances occur, we may need to perform additional impairment analysis in the future which may result in additional expense.

Purchased Intangibles Subject to Amortization

During the nine months ended September 30, 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred.  We recorded impairment charges of $0.3 and $0.5 million for the three and nine months ended September 30, 2011, respectively, that reduced the fair value of the impaired contracts to zero. (See Note 6 – Variable Interest Entities for additional information).

Real Estate Held for Investment

Rental properties are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. The Company assesses the expected undiscounted cash flows based upon numerous factors and estimates, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value. During the three months ended September 30, 2011, we determined certain conditions existed that an evaluation for impairment was needed on certain of our properties.  For the three months ended September 30, 2011, we recorded impairment charges of $2.5 million on real estate held for investment.  The impairment charges were primarily due a determination that the market value of three of the Company’s assets were lower than their carrying value as a result of an analysis of future undiscounted cash flows and market data.  Based on our evaluation as of September 30, 2011 we do not believe that any other properties in our portfolio should be impaired.

NOTE 5 – FAIR VALUE MEASUREMENTS

The FASB’s standard on fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

The FASB’s standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Non-Recurring Basis

Intangibles

We measure our goodwill on a non-recurring basis using an income approach. As of September 30, 2011 we estimated the remaining fair value of our goodwill. See Note 4- Asset Impairments for additional information. The following table provides additional information related to measuring the fair value of the goodwill as of  September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Level 1	Level 2	Level 3
Goodwill	$2,687	$—	$—	$2,687

Real Estate Held for Investment

For the three months ended September 30, 2011, we recorded impairment expense related to certain real estate assets held for investment.  The fair value of these assets were determined using expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset.  The following table provides additional information related to real estate assets held for investment measured at fair value on a non-recurring basis at September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Level 1	Level 2	Level 3
Real estate held for investment	$7,536	$—	$7,536	$—

NOTE 6 - VARIABLE INTEREST ENTITIES

We have identified multiple Variable Interest Entities where we are the primary beneficiary for accounting purposes. As a result, these VIE entities were consolidated in the condensed consolidated financial statements, after eliminating intercompany transactions and presenting the interests that are not owned by us as non-controlling interests in the condensed consolidated balance sheets.

The entities being consolidated as of September 30, 2011 include 13 self-storage properties, 2 multifamily properties, 4 student housing properties and 9 commercial properties. This represents an increase of 2 self-storage properties and 1 commercial property, and a decrease of 1 multifamily property, 1 assisted living facility and 1 student housing property and 1 commercial property as compared to the year ended December 31, 2010. The entities are generally self-financed through cash flows from property operations.

The Variable Interest Entities at September 30, 2011 were:

Property Name		Address	City/State	NRA	Multifamily Units	# of Beds	Self Storage Units	American Spectrum Realty, Inc - Ownership %
	Multifamily
1	Ohio II - Residences at Neward & Sheffie	2 Locations	Newark/Circleville, OH	203,740	248	N/A	N/A	0.1%
2	Muirwood Village	1259 Muirwood Dr.	Zanesville, OH	157,600	196	N/A	N/A	0.0%
				361,340	444	N/A	N/A
	Student Housing
1	University Fountains Lubbock	2202 Mac Davis Ln	Lubbock, TX	284,436	228	683	N/A	0.0%
2	University Springs San Marcos	109 West Avenue	San Marcos, TX	176,944	152	488	N/A	0.0%
3	Campus Court Student Housing	9105-9135 University Ave	Cedar Falls, IA	72,480	60	180	N/A	11.2%
4	College Park Student Apartments	304 66th Ave SW	Cedar Rapids, IA	252,000	340	752	N/A	0.0%
				785,860	780	2,103	N/A
	Self Storage
1	Aldine Westfield Self Storage	21667 Aldine Westfield	Houston, TX	64,975	N/A	N/A	636	0.0%
2	Attic Space Self Storage - Blanco Road	5149 Blanco Rd	San Antonio, TX	48,130	N/A	N/A	502	0.0%
3	Attic Space Self Storage - Laredo Road	2155 Laredo Rd	San Antonio, TX	46,510	N/A	N/A	581	0.0%
4	Charleston Blvd Self Storage	5011 E. Charleston Blvd	Las Vegas, NV	55,600	N/A	N/A	475	0.0%
5	Ft. Worth River Oaks Self Storage	5700 River Oaks Blvd	River Oaks, TX	104,265	N/A	N/A	651	0.0%
6	Ft. Worth Northwest Self Storage	1850 Ephriham Ave	Fort Worth, TX	69,275	N/A	N/A	563	0.0%
7	Grissom Road Self Storage	7645 Grissom Road	San Antonio, TX	90,120	N/A	N/A	272	0.0%
8	Houston South Mason (Patrick's)	1001 S. Mason Rd	Katy, TX	58,730	N/A	N/A	600	0.0%
9	Loop 1604 Self Storage	10507 Shaenfield Rd/8223 Leslie Rd	San Antonio, TX	164,325	N/A	N/A	600	38.4%
10	Florida 2 - Tampa Self Storage	1108 Skipper Rd	Tampa, FL	60,900	N/A	N/A	416	0.0%
11	Florida 2 - Ocala Self Storage	2853 South Pine Ave	Ocala, FL	42,091	N/A	N/A	360	0.0%
12	San Antonio 3 - AAA Stow Away/FOE	25518 IH 10 West/1802 B Street	San Antonio, TX	182,241	N/A	N/A	766	0.0%
13	San Antonio 3 - Attic Pantry Floresville	28730 IH 10 West	San Antonio, TX	50,972	N/A	N/A	342	0.0%
				1,038,134	N/A	N/A	6,764
	Commercial
1	Ohio Commerce Center	16651 W Sprague Rd	Strongsville, OH	194,558	N/A	N/A	N/A	0.0%
2	Fishers Indiana Distribution Center	9999 121st St	Fishers, IN	637,531	N/A	N/A	N/A	1.0%
3	Commerce Distributions Center	5505-5533 Garden Grove Blvd	Commerce, CA	200,000	N/A	N/A	N/A	1.0%
4	Dixon & 51st Logistics Center	3811 Dixon St	Des Moines, IA	731,160	N/A	N/A	N/A	0.0%
5	Springs Office Center	3 Locations	Fort Mill/Lancaster, SC	265,493	N/A	N/A	N/A	0.0%
6	Springs Commerce Center I	5 Locations	OK,GA,SC,VA,PA	1,006,993	N/A	N/A	N/A	0.0%
7	Springs Commerce Center II	3 Locations	GA, AL	1,439,300	N/A	N/A	N/A	0.0%
8	Strongsville Corporate Center	17800 Royalton Rd	Strongsville, OH	125,006	N/A	N/A	N/A	2.2%
9	Foxborough Business Park	12402 Industrial Blvd	Victorville, CA	127,992	N/A	N/A	N/A	0.0%
				4,728,033	N/A	N/A	N/A

	American Spectrum Realty, Inc: VARIABLE INTEREST ENTITIES			6,913,367	1,224	2,103	6,764

The pro forma information below is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information with the newly consolidated VIE’s during the three and the nine month ended September 30, 2011. The pro forma financial information presented below also includes depreciation and amortization plus consolidation of the VIE’s as if such consolidation had occurred as of January 1, 2010. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

Pro forma statement of operations
for the three and nine months ended September 30, 2010
(in thousands)
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Total Revenue	$17,206	$34,497
Total Expenses	(22,322)	(46,572)
Net Loss before Noncontrolling Interest & Tax	(5,116)	(12,075)
Deferred Tax Benefit	1,381	3,866
(Loss) Income from Discontinued Operations	(730)	1,095
Non-Controlling Interest	2,193	3,086
Net Loss	$(2,272)	$(4,028)

The accompanying financial statements include the operations of the newly consolidated VIE’s in 2011 from the acquisition date and consolidation date in accordance with the Company’s business combination and VIE policies. As of November 14, 2011, there were no additional VIE’s added. A summary of the effect on operations follows:

VIE component of the consolidated statement of operations
for the three and nine months ended September 30, 2011
(in thousands)
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Total Revenue	$941	$2,452
Total Expenses	(1,264)	(2,857)
Net Loss before Noncontrolling Interest & Tax	(323)	(405)
Deferred Tax Benefit	-	-
Non-Controlling Interest	323	405
Net Loss	$-	$-

We deconsolidated an assisted living property during the first quarter of 2011, a multi-family property during the second quarter of 2011 and a commercial property and student housing property during the third quarter of 2011.

The deconsolidations were due to a change in our management relationship with the properties.  We no longer manage or have a continuing involvement with three of these properties.  We continue to manage the fourth property, which is a student housing property, although we no longer are the primary beneficiary because we no longer control the property. The impact on our year to date Consolidated Financial Statements was a decrease in total assets of $74.8 million, a decrease in total liabilities of $55.3 million and a decrease in non-controlling interest of $19.5 million.  In addition, total net income attributable to non-controlling interests of $0.5 million was recorded from the deconsolidated properties.  The de-consolidation of these entities did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the de-consolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the de-consolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Restricted Cash	$3,910	$4,016
Receivables	2,309	1,515
Fixed Assets Net of depreciation	318,350	372,908
Other Assets	5,195	8,858
Total Assets	$329,764	$387,297
Liabilities
Accounts payable	3,515	5,734
Notes payable	235,445	268,776
Other liabilities	4,182	1,809
Total liabilities	$243,142	$276,319

Variable interest entity net carrying amount	$86,622	$110,978

At September 30, 2011, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The debt is solely secured by the property of the respective VIE’s.

During the three and nine months ended September 30, 2011, we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of September 30, 2011 relating to advances during 2010. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

The following transactions are related party transactions which may include amounts that were eliminated in the consolidation of VIE’s and controlled entities.

In September 2010, the Company acquired two notes receivable, each with a face amount of $0.5 million, and interests in three apartment complexes (Centennial Park Investors, LLC, Town Center Investors, LLC and EP Investors LLC). and one student housing facility (Campus Court TIC 1, LLC). The acquisitions, which were acquired from American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $1.3 million, were funded by the issuance of 102,697 OP Units. The number of units have been adjusted to effect a two- for one- reverse split of all OP units. William J. Carden is a director and President of ASRI. Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company. The two $0.5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen Realty Group, LLC (“ERG”).

In June 2010, the Company acquired a 55% interest in Sabo Road Acquisitions, LP, which owns a 57,850 square foot self-storage property located in Houston, Texas (A Plus Self Storage). The partnership interest acquired consists of the sole general partnership interest and a limited partnership interest. Also in June 2010, the Company acquired a 38.4% undivided interest in Loop 1604, a 178,595 square foot self-storage property located in San Antonio, Texas. The acquisitions were acquired from ASRI for a total purchase price of approximately $1.7 million, consisting of the 150,475 OP Units and cash of $0.1 million. In June 2010, the Company acquired two notes receivable ($1.0 million and $0.4 million each) and an account receivable of $0.4 million from Evergreen Income & Growth REIT, LP (“EIGRLP”) with a total carrying value of $2.1 million, including $0.3 million of accrued and unpaid interest. The acquisition was funded by the issuance of 214,340 OP Units.

The first note, in the amount of $1.0 million, has a stated interest rate of 12% per annum. The note and accrued interest is receivable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest. Accrued and unpaid interest on the note totaled approximately $0.2 million at September 30, 2011. The Company has not recognized interest income on the note during the nine months ending September 2011. The note is secured by two properties in Florida. The Company has commenced foreclosure proceedings against these two properties. The second note in the amount of $0.4 million, which was due from ASRI, bore interest at 10% per annum. This note and accrued interest of approximately $0.1 million, was paid to the Company in January 2011. The account receivable acquired, which totaled approximately $0.4 million, is due from ERG. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement.

In May 2010, the Company obtained financing for insurance premiums on both its owned and third party managed properties of which approximately $2.1 million was attributable to the Evergreen property portfolio. During 2010, the Company received approximately $2.0 million from these properties as payment on the premiums. As of September, 2011, the Company had insurance premiums of $0.2 million due to several properties from the cancellation of the prior insurance policy.

Mr. Carden is a director and President of Evergreen Income & Growth REIT, Inc. (“EIGRI”), the general partner of EIGRLP. The Company does not have an ownership interest in EIRGI or EIGRLP.

The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company.  The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”).  The Guarantee Fee paid for the year ended December 31, 2010 was approximately $80,000.  The Guarantee Fee paid for the nine months ended September 30, 2011 was approximately $81,000.  The following property notes are being guaranteed:  800/888 Sam Houston, Beltway Industrial, Fountain View Place, 6430 Richmond Atrium, NW Spectrum Plaza, Southwest Pointe, and 1501 Mockingbird.  There are three other non-property related notes.  These guaranteed notes total $22.7 million.  See Note 8- Notes Payable.

During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease was approximately $0.5 million over the term of the lease. 7700 Irvine Center Drive was sold in June 2011. During the same year, the Company subleased space back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $79,000. As of September 30, 2011, $19,767 were due to the Galardi Group.

NOTE 8 - NOTES PAYABLE

We had the following notes payable outstanding, as of September 30, 2011 and December 31, 2010, secured by the following properties (dollars in thousands):

		September 30, 2011		December 31, 2010
Property (unless otherwise noted)	Maturity	Principal	Interest	Principal	Interest
	Date	Balance	Rate	Balance	Rate
Fixed Rate
Pacific Spectrum (1)	6/10/2010	$5,191	8.02%	$5,191	8.02%
Sabo Road Self Storage (8)	7/31/2011	1,946	7.42%	1,974	7.42%
Bristol Bay (8)	8/1/2011	6,687	7.58%	6,792	7.58%
Technology (1)	8/1/2011	7,091	7.44%	7,091	7.44%
Corporate – Secured (8)	9/18/2011	890	5.50%	890	8.75%
Creekside (5)	12/1/2011	-	7.17%	5,747	7.17%
NW Spectrum Plaza (4)	12/3/2011	500	5.50%	750	8.75%
Fountain View Place (6)	4/29/2012	849	10.00%	1,031	10.00%
16350 Park Ten Place	5/11/2012	4,334	7.45%	4,402	7.45%
16360 Park Ten Place	5/11/2012	3,396	7.45%	3,449	7.45%
2855 Mangum (1)	5/11/2012	2,502	7.45%	2,535	7.45%
2855 Mangum (1)	5/11/2012	1,356	6.00%	1,380	6.00%
6430 Richmond Atrium (1)	5/11/2012	2,100	7.45%	2,127	7.45%
Corporate – Secured (7)	6/12/2012	950	5.50%	950	8.75%
Corporate – Unsecured	5/31/2012	1,000	9.50%	1,000	9.50%
Southwest Pointe	6/1/2012	2,633	7.33%	2,671	7.33%
Corporate-Secured	6/15/2012	992	4.50%	992	4.50%
16350 Park Ten Place	8/11/2012	477	7.45%	484	7.45%
16360 Park Ten Place	8/11/2012	374	7.45%	380	7.45%
Corporate – Secured (5)	2/1/2013	1,703	5.50%	1,736	5.50%
Corporate – Secured	3/5/2013	731	5.50%	863	8.75%
11500 Northwest Freeway	6/1/2014	3,952	5.93%	4,008	5.93%
11500 Northwest Freeway	6/1/2014	285	5.93%	290	5.93%
Morenci (1)	7/1/2014	1,578	7.25%	1,632	7.25%
Northwest Corporate Center (1)	8/1/2014	5,312	6.26%	5,312	6.26%
6677 N. Gessner	9/1/2014	8,458	5.32%	8,545	5.32%
8100 Washington	2/22/2015	2,128	5.59%	2,156	5.59%
8300 Bissonnet (1)	5/1/2015	4,484	5.51%	4,484	5.51%
2620/2630 Fountain View	6/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird	7/1/2015	3,149	5.28%	3,189	5.28%
5450 Northwest Central	9/1/2015	2,548	5.38%	2,585	5.38%
Corporate – Secured	12/22/2015	2,900	5.00%	2,900	5.00%
800/888 Sam Houston Parkway	12/29/2015	4,441	6.25%	4,528	6.25%
2401 Fountain View	3/1/2016	11,802	5.82%	11,967	5.82%
12000 Westheimer /2470 Gray Falls	1/1/2017	7,198	5.70%	7,267	5.70%
6420 Richmond Atrium (1)	6/5/2017	6,283	5.87%	6,286	5.87%
7700 Irvine Center	8/1/2017	-	5.99%	45,000	5.99%
Fountain View Place	4/29/2018	12,235	6.50%	12,361	6.50%
Corporate – Secured	12/31/2019	9,380	5.00%	9,410	5.00%
Corporate – Unsecured (3)	Variable	1,139	(3)	1,236	(3)
	Subtotal	$138,324		$190,941
Variable Rate
NWS Spectrum Plaza	4/19/2012	$2,640	2.66%	$2,820	2.90%
Windrose Plaza	4/19/2012	2,500	2.66%	2,612	2.90%
Beltway Industrial (2)	5/9/2013	16,638	7.00%	17,170	7.00%
Corporate – Unsecured	12/12/2013	300	6.00%	500	6.00%
	Subtotal	$22,078		$23,102
ASR Notes Payable		$160,402		$214,043
VIE Notes Payable - See Note 6		$235,445		$268,776
Total		$395,846		$482,819

(1) The Company is currently electing not to pay its monthly payments and negotiating extension terms with the lender. Please see additional information regarding these debts below.

(2) In June 2011, the Company made a principal pay-down of approximately $0.5 million on the note and the lender extended the maturity date to May 9, 2013.

(3) The Company has re-negotiated some of its accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all 15 arrangements vary between July 2011 to December 2015, of which some of these arrangements are past due.

(4) In January 2011, the Company made a principal pay-down of approximately $0.25 million on the note and the lender extended the maturity date to December 3, 2011.

(5) Creekside was foreclosed in August 12, 2011. The corporate secured loan had a lien on Creekside and Bristol Bay. Because of the foreclosure of Creekside, the lender on the corporate secured loan has declared a default and has threatened a lawsuit to collect on the note. Negotiations are in progress to settle this matter.

(6) The loan was extended for one year and the note was reduced by $0.09 million.

(7) The loan was extended for one year.

(8) Negotiations are in progress to extend the maturity of these notes.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment. These notes have been marked with a (1) in the above table (unaudited, in thousands):

Balance
Property Secured by	September 30, 2011
Pacific Spectrum	$5,191
Technology	7,091
2855 Mangum	3,858
6430 Richmond Atrium	2,100
Morenci	1,578
Northwest Corporate Center	5,312
8300 Bissonnet	4,484
6420 Richmond Atrium	6,283
TOTAL	$35,897

We have elected not to make payments on debt of $35.9 million due to the unpaid balances of the mortgages exceeding the market value of the properties. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The lenders holding the debt on Bissonnet and Spectrum have placed both properties into receivership and have initiated foreclosure proceedings. The lender on two other properties, Technology and Northwest Corporate Center have also initiated foreclosure proceedings.

Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are not guaranteed by us. All of the notes which we have elected not to pay have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the properties carrying value related to the long-lived assets of the properties secured by these loans and determined that impairment of $2.5 million should be recorded at September 30, 2011. For further discussion see Note 4 – Asset Impairments.

We were able to successfully negotiate new terms with several holders of our accounts payable. During the nine months ended September 30, 2011, we have successfully converted approximately $2.3 million worth of accounts payable that were in excess of 90 days old to notes payable and paid $1.2 million of notes that were previously converted from accounts payable so the outstanding amount is $1.1 million as of September 30, 2011.

During the third quarter of 2011, we issued 3,000 shares of common stock to a creditor in full satisfaction of a $50,000 accounts payable for consulting services.

Unamortized financing costs at September 30, 2011 and December 31, 2010 were $1.2 million and $1.1 million, respectively. Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross-collateralized with a second property.

NOTE 9 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the information for the operating partnership units (”OP Units”) for the nine months ended September 30, 2011 (in thousands). The units were amended to effect a two-for-one reverse split of all OP units.

	Units	%
Beginning balance December 31, 2010	4,554
Issuances	53
Redemptions	(8)
Balance September 30, 2011	4,599
Ownership of OP Units at September 30, 2011
ASR	3,014	66%
Others (non-controlling interests)	1,585	34%
	4,599	100%

The following represents the effects of changes in the Company’s equity related to non-controlling interests for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended
	September 30,
	2011	2010
Net income (loss) attributable to the Company	$4,232	$(4,028)
Increase in the Company’s paid-in-capital on exchange of OP Units
for shares of Common Stock	11	211
Increase in the Company’s paid-in- capital on reclassification of
preferred interest from temporary equity	-	370

Change from net income (loss) attributable to the Company related
to non-controlling interest transactions	$4,243	$(3,447)

NOTE 10 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. We incurred losses from continuing operations for the three and nine months ended September 30, 2011 and September 30, 2010. Stock options outstanding, preferred shares and OP Units that can be converted into common stock on a one-for-one basis have not been included in the net loss per share calculation since their effect on the losses would be anti-dilutive. Net income (loss) per share for the three and nine months ended September 30, 2011 and September 30, 2010 is as follows (in thousands, except for shares and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss from continuing operations	$(8,025)	$(3,875)	$(13,628)	$(7,911)
Net loss attributable to non-controlling interests from
continuing operations	4,714	1,932	9,227	3,191
Loss from continuing operations attributable to
American Spectrum Realty, Inc. common stockholders	(3,311)	(1,943)	(4,401)	(4,720)

Discontinued operations:
(Loss)/income from discontinued operations	(13)	(1,150)	(1,350)	(2,586)
Gain on sale of discontinued operations	380	-	24,011	4,315
Income tax(expense) benefit	(92)	420	(5,986)	(634)
Net (income)/loss attributable to non-controlling interests	(127)	401	(8,042)	(403)
Income/(loss) from discontinued operations	148	(329)	8,633	692

Preferred stock dividend	(60)	(60)	(180)	(180)
Net (loss)/income attributable to American Spectrum Realty, Inc.
common stockholders	$(3,223)	$(2,332)	$4,052	$(4,208)

Basic and diluted per share data:
(Loss)/income from continuing operations attributable to
American Spectrum Realty, Inc. common stockholders	$(1.10)	$(0.66)	$(1.48)	$(1.63)
Income/(loss) from discontinued operations attributable to
American Spectrum Realty, Inc. common Stockholders	0.05	(0.12)	2.90	0.24
Net (loss)/income attributable to American Spectrum Realty, Inc.
common stockholders	$(1.05)	$(0.78)	$1.42	$(1.39)
Basic weighted average shares used	2,996,914	2,934,294	2,974,070	2,906,317

The following table indicates the instruments that were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Nine Months Ended Sept 30,
	2011	2010
	(unaudited)
Preferred shares	55,172	55,172
Stock options	43,750	58,750
OP Units	1,584,881	1,586,338
Total	1,683,803	1,700,260

NOTE 11 - STOCK-BASED COMPENSATION

Stock-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
General and administrative	$105	$30	$402	$82
Total	$105	$30	$402	$82

As of September 30, 2011, approximately $0.7 million total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 4.1 years.

Valuation Assumptions

Our determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the nine months ending September 30, 2011.

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

All of our issued and outstanding stock options as of September 30, 2011 are fully vested and expensed.

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

We have reserved 360,000 shares under the Plan. As of September 30, 2011, we had issued 206,536 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant date
	Options	Exercise Price	Number of	Fair Value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2010	58,750	$11.97	39,012	$12.86
Granted	-	$-	34,500	$17.09
Options Exercised	-	$-	-	$-
RSA Releases			(14,166)	$12.45
Forfeited	(15,000)	$11.76	(8,336)	$12.56
Balances at September 30, 2011	43,750	$11.93	51,010	$15.89

The intrinsic value of RSA’s was approximately $0.7 million as of September 30, 2011. The intrinsic value of RSA’s and the intrinsic value of exercisable in-the-money options was approximately $0.9 million as of September 30, 2011. The aggregate intrinsic value of the options and restricted stock awards outstanding at September 30, 2011 represents the total pretax intrinsic value, based on our closing stock price of $13.11 per share as of September 30, 2011, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of September 30, 2011.

Restricted Stock Awards

In July 2011, the Company granted 34,500 restricted stock awards to certain officers and employees.  The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock awards granted was approximately $0.6 million, which will be recognized over the vesting periods ranging from three to five years from the date of grant. The expense recorded for the three month ended September 30, 2011 was $0.1 million.

Awards to Non-Employees

In February 2011, the Company issued 15,000 shares of Common Stock to a firm as consideration for business advisory services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $208,650.

In July 2011, the Company issued 3,000 shares of Common Stock to a firm as consideration for consulting services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $50,000.

NOTE 12 - RESTRUCTURING OF DEBT

The Company has re-negotiated some of its accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all 15 arrangements occur between July 2011 and December 2015. During nine months ended September 30, 2011, we settled certain accounts payable with creditors on a discounted basis and recorded other income $0.6 million. We also recorded a gain of $0.4 million on the foreclosure of an office building, which is included as a component of discontinued operations. The combined gain of $1.0, million, net of taxes, amounts to $0.33 per share.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.2 million which is included as a component of other income on our consolidated statement of operations for the nine months ended September 30, 2011.

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

On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to our acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to offsets as provided in the purchase agreement, and was paid in the form of (a) the assumption of $0.5 million of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of 0.8 million operating partnership units which would be redeemable by the Company at the election of Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010. In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund the payments of at least approximately $0.6 million which we made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR has failed to pay amounts due under a promissory note held by New West in the amount of $9.5 million. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim, deny that any payment is now due under the note and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim. The litigation is ongoing and the Company cannot give any assurance that it will obtain the declaration or the damages that it seeks.

NOTE 14 - PREFERRED STOCK

We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, we filed Articles Supplementary to our Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, we issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 5 – Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by us and the holders will have no right to require redemption. The Preferred Stock is redeemable at our option at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. As of September 30, 2011 we had no accrued and unpaid dividends on the Preferred Stock.

NOTE 15 – SUBSEQUENT EVENTS

On November 4, 2011, we issued a note to Nextera Retail of Texas, L.P. (“Nextera) in the principal amount of $2,342,000 in satisfaction of a payable of $2,342,000.  The note bears interest at 5% per annum and provides for interest and principal payments of $20,000 per month for two years, when the unpaid principal is due.  In addition, Nextera is to receive 50% of the net proceeds from any sale of the Company’s properties to be applied to the outstanding principal until the note is paid.  Nextera will also receive an additional $300,000 in value of newly issued common stock to be kept as security for the note.  The stock will be returned if and when the note is paid as agreed.

NOTE 16 – INCOME TAXES

For the three and nine month ended September 30, 2011, we recorded $1.9 million in income tax benefit and $3.1 million in income tax expense, respectively. Income tax expense benefit (expense) is recorded solely on income (loss) attributable to the Company. We utilized an effective tax rate of 37.16% on our net loss from continuing operations and an effective tax rate of 39.82% on our net income from discontinued operations.

The sale of 7700 Irvine Center is expected to significantly diminish the Company’s federal net operating loss carry-forward, which at December 31, 2010 was approximately $26.8 million.

NOTE 17 – ASSETS FOR SALE

We have identified three properties that we have listed for sale.

Carrying Value
Sierra Southwest Pointe	$2,684,956
16350 Park Ten Place	$3,848,705
16360 Park Ten Place	$3,197,830

While we cannot assure the properties will be sold, we believe the properties will be sold in one year.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three and nine months ended September 30, 2011 and 2010, as well as our financial condition at September 30, 2011 and December 31, 2010. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on October 3, 2011. It should also be read in conjunction with our unaudited restated results for the period ending September 30, 2010 filed on Form 10Q/A with the SEC on May 24, 2011 and noted in Item 8 – Note 16. Restatement (Unaudited) filed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II as those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 and elsewhere. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “ASR” refer to American Spectrum Realty, Inc. and its consolidated subsidiaries.

Business Overview

We provide comprehensive integrated real estate solutions for our own (controlling interests) property portfolio and the portfolios of our third party clients. We own and manage; commercial, industrial, self storage and residential income-properties, and offer our third party clients management and transaction services based on our market expertise. We conduct our business in the continental United States.

As of September 30, 2011, the portfolio of properties we provided services to was as follows:

	ASR Owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property Type	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	27	2,437,921	9	4,728,033	12	351,672	48	7,517,626
Self-Storage	1	54,975	13	1,159,374	7	552,480	21	1,766,829
Multi-family			2	361,340	6	1,028,241	8	1,389,581
Student housing			4	785,860	1	303,900	5	1,089,760
Senior housing			-		2	105,434	2	105,434
Land	1	-	-	-	2	-	3	-
Total	29	2,492,896	28	7,034,607	30	2,341,727	87	11,869,230

During the third quarter, we lost one owned property, two VIE properties and 7 third party property management contracts.

Our immediate objectives are to improve our occupancy levels revenues and cash flow as well as to strategically divest some of our properties to improve our liquidity.  Our long term primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

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

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 as filed with the SEC on October 3, 2011 with additional policies and updates.  Also see Note 2 – Summary of Significant Accounting Policies.

RESULTS OF OPERATIONS

In January 2010, the Company acquired certain property management and asset management contracts from Evergreen Realty Group, LLC and affiliates (“Evergreen”) that created Variable Interest relationships in which the Company is the primary beneficiary (see Note 6 – Variable Interest Entities and Note 2 – Summary of Significant Accounting Policies).   As of September 30, 2011 and 2010, the Company has consolidated twenty eight and fifteen variable interest entities, respectively.  The consolidation and de-consolidation of the Variable Interest Entities significantly impacted our revenues and expenses as compared to the prior year.

Discussion of the three months ended September 30, 2011 and 2010.

Revenues by period (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Rental Revenue	$16,758	$15,436	$1,322	9%
Third party management and leasing revenue	$1,079	$684	$395	58%

The changes in revenues during the three months ending September 30, 2011 as compared to 2010 were primarily due to the following:
  Rental revenue for the period increased by $1.3 million, or 9%, in comparison to the prior period. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $2.3 million.  Rental revenue for owned properties decreased by $1.0 million primarily due to a decrease in occupancy of the own properties from 82% at September 30, 2010 to 73% at September 30, 2011.

  The increased third party management and leasing revenue was primarily due to increased leasing commissions and loan fees from our management activities.

  The VIE’s consolidated in 2011 have for the most part had sustained occupancy levels in the excess of 95%.
Operating Expenses by period (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Property operating expenses	$5,967	$6,121	$(154)	-3%
Corporate general and administrative	$3,583	$2,557	$1,026	40%
Depreciation and amortization	$8,509	$6,833	$1,676	25%
Interest expense	$5,711	$6,005	$(294)	-5%
Impairment expense	$4,153	$-	$4,153	N/A

The changes in operating expenses during the three months ended September 30, 2011 as compared to 2010 were primarily due to the following:
  Property operating expenses decreased by $0.2 million. The decrease in property operating expenses on the company’s owned properties amounted to $1.9 million. The decrease was in large part due to a decrease in utility costs. The decrease was also attributable to a decrease in personnel costs and other cost cutting measures implemented by management. The decrease was offset by the consolidation of VIEs, which accounted for an increase in property operating expenses of $1.7 million.

  General and administrative expenses increased by approximately $1.0 million. The increase was primarily due to increased legal costs associated with the Evergreen lawsuit.

  Depreciation and amortization expense increased by approximately $1.7 million. The increase was primarily due to the consolidation of VIE’s.

  Interest expense decreased by $0.3 million. The slight decrease was primarily due to a decrease in debt in the Company’s owned properties. The decrease was partially offset due to the consolidation of VIE’s.

  Impairment expense increased by $4.1 million.  This increase was primarily due to impairment charges of $2.5 million on three properties.  The increase was also attributable to an impairment charge of $1.3 million on goodwill relating to the purchase of the Evergreen portfolio and impairment charges of $0.3 million on purchased intangibles.  These write-offs were recorded due to the loss of third party management contracts.  No impairment expense was recorded during the three months ended 2010.  See Note 4 – Asset Impairments.

Additional Income Statement Items by Period (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Interest income	$73	$140	$(67)	-48%
Discontinued operations	$275	$(730)	$1,005	138%
Non-controlling interest	$4,587	$2,333	$(2,254)	97%

The changes in other income statement items during the three months ended September 30, 2011 as compared to 2010 were primarily due to the following:
  Discontinued operations for 2011 reflects the gain on the disposition of the Sierra Creekside property in the third quarter.

  Non-controlling interests consist of operating partnership unit holders other than the company and, the non-controlling interests held in our VIE’s and held by others. The increase is primarily due to the consolidation of VIE’s.
Discussion of the nine months ended September 30, 2011 and 2010.

Revenues by period (unaudited, in thousands except percentages):

	Nine months ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Rental Revenue	$51,851	$28,721	$23,130	81%
Third party management and leasing revenue	$3,593	$2,850	$743	26%

The changes in revenues during the nine months ending September 30, 2011 as compared to September 30, 2010 were primarily due to the following:
  Rental revenue for the period increased by $23.1 million, or 81%, in comparison to the prior year. The increase in rental revenue was primarily due to the consolidation of VIE’s, which resulted in additional rental revenues of approximately $24.4 million.  Rental revenue for properties owned for all of the nine months ended September 30, 2011 and September 30, 2010 decreased by approximately $2.0 million primarily due to a decrease in occupancy from 82% at September 30, 2010 to 73% at September 30, 2011.  The decrease was partially offset by an increase in rental revenue of $0.7 million because of the acquisition of two properties in 2010.  Rental rates remained relatively unchanged between periods.

  The increased third party management and leasing revenue was primarily due to increased leasing commissions and loan fees from our management activity.

  The VIE’s consolidated for all of 2011 have had sustained occupancy levels above 95% throughout the year.

Operating Expenses by period (unaudited, in thousands except percentages):

	Nine months ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Property operating expenses	$19,353	$12,507	$6,846	55%
Corporate general and administrative	$8,524	$6,695	$1,829	27%
Depreciation and amortization	$23,567	$12,821	$10,746	84%
Interest expense	$21,256	$11,542	$9,714	84%
Impairment expense	$4,303	$-	$4,303	N/A

The changes in operating expenses during the nine months ended September 30, 2011 as compared to 2010 were primarily due to the following:
  Property operating expenses increased by approximately $6.8 million. This increase was primarily due to the consolidation of VIE’s. Property operating expenses for the properties other than the VIE’s decreased by $2.5 million. This decrease was in large part due to a decrease in utility costs. The decrease was also attributable to a decrease in personnel costs and other cost cutting measures implemented by management.

  General and administrative expenses increased by approximately $1.8 million. The increase was primarily due to higher accounting, consulting and professional fees attributable to the consolidation of VIE’s. The increase was also due to legal costs associated with the Evergreen lawsuit and due to an engagement for business advisory services.

  Depreciation and amortization expense increased by approximately $10.7 million, primarily as a result of our VIE’s which accounted for approximately $9.5 million of this increase. The increase also due to an increase in depreciation expense related to capitalized improvements and amortization related to acquired intangible assets.

  Interest expense increased by approximately $9.7 million. The increase was primarily due to the consolidation of VIE’s, which accounted for $9.5 million of this increase. The increase was also attributable to an increase in debt attributable to two properties acquired in the second quarter of 2010 and corporate borrowings.

  Impairment expense increased by $4.3 million.  This increase was primarily due to impairment charges of $2.5 million on three properties.  The increase was also attributable to an impairment charge of $1.3 million on goodwill relating to the purchase of the Evergreen portfolio and impairment charges of $0.5 million on purchased intangibles.  These write-offs were recorded due to the loss of third party management contracts.  No impairment expense was recorded during the nine months ended 2010.  See Note 4 – Asset Impairments.
All of our expenses are significantly influenced by acquisition activity. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and for our third party clients currently being serviced at September 30, 2011.

Additional Income Statement Items by Period (unaudited, in thousands except percentages):

	Nine Months Ended
	September 30,
	2011	2010	Dollar	% Change
		(restated)	Change
Interest income	$272	$217	$55	25%
Discontinued operations	$16,675	$1,093	$15,582	1426%
Non-controlling interest	$1,185	$2,789	$(1,604)	-58%
Gain on litigation settlement	$4,174	$-	$4,174	N/A
Other Income	$623	$-	$623	N/A

The changes in other income statement items during the nine months ended September 30, 2011 as compared to September 30, 2010 were primarily due to the following:
  Discontinued operations for 2011 reflects the gain on the sale of the property at 7700 Irvine Center, the disposition of Sierra Creekside and the result of operations of the properties. Discontinued operations for 2010 reflects results of operations of these two properties and the results of operation and gain on sale of 5850 San Felipe.

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
LIQUIDITY AND CAPITAL RESOURCES

The sale of 7700 Irvine Center and settlement of an insurance related lawsuit generated cash of $10.1 million during the second quarter of 2011 (See Note 3 – Discontinued Operations and Note 13 – Commitments and Contingencies). We spent $9.9 million of these proceeds in the second and third quarters to reduce payables and debt, and other accrued liabilities.

Our residential and self-storage properties are leased on a month to month basis. Our commercial properties are leased for three to five years. We have 1,811,173 square feet of commercial leasable space. In 2011, we signed new leases totaling 294,000 square feet. We renewed leases totaling 415,000 square feet but 416,000 square feet of leases vacated our buildings.

We have elected not to make payments on debt of $35.9 million due to the unpaid balances of the mortgages exceeding the market value of the properties covered by the mortgages.  We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful.  Lenders could initiate foreclosure proceedings. Lenders notified us during the second quarter of 2011 that two of our properties Bissonnet and Spectrum, whose debt the company has elected not to service, went into receivership status. They have also initiated foreclosure proceedings. We are also in default on six other properties.  Two other properties, Technology and Northwest Corporate Centre, have also started foreclosure proceedings. The loans not being serviced are secured only by the real estate assets.  Each of the properties securing the debt in default is held by a consolidated wholly owned subsidiary that has not guaranteed the debt.  All of the notes which we have elected to not pay have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and determined that $2.5 million of impairment should be recorded at September 30, 2011 as the debt exceeds the respective carrying value of each of the properties.  For further discussion see Note 8. Notes Payable.

We have a need for significant amounts of cash to fund our operations.

As of November 1, 2011, the Company (excluding VIE’s) had accounts payable over 90 days totaling $7.1 million. We have negotiated notes payable terms with approximately $2.6 million worth of our accounts payable creditors that were in excess of 90 days old, of which approximately $2.3 million was negotiated during the first three quarters of 2011. We have paid $1.2 million worth of these accounts payable notes leaving a balance as of September 30, 2001 of $1.1 million.

In addition to our accounts payable cash needs, we also have $9.5 million (excluding the balances on those properties that we have decided to stop making payments). of notes payable coming due before the end of 2011.  We are seeking to modify the terms of the notes to extend the maturity dates.

We have taken the following steps to meet our liquidity needs.  We have reduced our overhead structure in the third quarter, reducing annual overhead by $1.3 million.  We have decided to stop paying on the mortgages for eight properties because we determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future.  We will either re-negotiate the notes or allow the properties to be foreclosed upon by the lender.  We have also listed the following three properties for sale: Sierra Southwest Pointe, 16350 Park Ten Place and 16360 Park Ten Place.  See Note 17 - Assets for Sale.

Through 2012 we anticipate seeking additional properties, focusing on increasing occupancy rates and effectively managing our cost structure.

We are also seeking additional equity financing from various sources.  Failure to complete sales or equity financing will cause us to give up more properties to the secured lenders in those cases where we have a small amount of equity or where the cash required to improve our equity is too much.  Further cuts in our overhead will also be required.

     Current and historic sources of cash from operations:
  rent payments

  management fees

  transaction fees
     Current and historic uses of cash from operations:
  personnel costs

  building maintenance costs

  property taxes
The consolidation of VIE’s and activity for ASR properties contributed $14.5 million and $1.6 million respectively in 2011 to the cash flow from operations. In 2010, the consolidation of the VIE’s and activity for ASR properties contributed $2.8 million and $1.1 million to the cash flow from operations.

     Current and historic sources of cash from investing:
  proceeds from the sale of assets
     Current and historic uses of cash from investing:
  property improvements

  cash needed to acquire assets
Cash provided by investing activities amounted to approximately $46.4 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011 we received proceeds from the sale of 7700 Irvine Center of approximately $51.1 million. Cash of $4.7 million was used for capital improvements to real estate assets. During the nine months ended September 30, 2010 we received proceeds from the sale of 5850 San Felipe of approximately $10.2 million. Cash of approximately $3.3 million was used for capital improvements to real estate assets in 2010.

     Current and historic sources of cash from financing activities:
  proceeds from borrowing money

  proceeds from equity placements
     Current and historic uses of cash from financing activities:
  debt service payments

  cash needed to acquire partnership interests
Cash used in financing activities were approximately $63.8 million during the nine months ended September 30, 2011. We paid our loan of $45.0 million in connection with the sale of our 7700 Irvine Center property and $14.2 of other borrowings ($6.6 million were repaid to lenders securing VIE properties). Distributions to non-controlling interests amounted to approximately $8.1 million. Proceeds from borrowings of approximately $5.5 million, which included approximately $5.5 million from our VIE’s, were received during the nine months ended September 30, 2011. Contributions from non-controlling interests amounted to approximately $0.6 million. We repurchased a preferred partnership interest for approximately $2.5 million during the nine months ended September 30, 2011. In 2010, the Company paid $5.1 million loan on San Felipe as a result of the sale of the property. It also repaid $9.3 million of other loans and scheduled payments on all loans. The company also re-purchased a preferred partnership interest of approximately $1.8 million and made distributions to non-controlling interests of $2.2 million.

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

The following table sets forth our calculation of FFO for the nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
		(restated)
Net income(loss) attributable to the Company	$4,232	$(4,028)
Depreciation and amortization from discontinued operations	922	2,777
Gain from sale of discontinued operations	(15,969)	(4,315)
Deferred income tax expense (benefit)	3,125	(3,232)
Depreciation and amortization attributable to the Company's owned properties	9,816	8,753
FFO	$2,126	$(45)

The increase in FFO was primarily due to the gain recognized on the litigation settlement.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on management’s beliefs and expectations, which may not be correct. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the following: the Company’s level of indebtedness and ability to refinance its debt; risks inherent in the Company’s acquisition and development of properties in the future, including risks associated with the Company’s strategy of investing in under-valued assets; general economic, business and market conditions, including the impact of the current global recession; changes in federal and local laws, and regulations; increased competitive pressures; and other factors, as well as factors set forth elsewhere in this Report on Form 10-Q.

ITEM 4 - CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on, and as of the date of, that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2011 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.2 million which is included as a component of other income on our consolidated statement of operations for the three and nine months ended September 30, 2011.

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

Certain other claims and lawsuits have arisen against the Company in its normal course of business, including lawsuits by creditors with respect to past due accounts payable. The company has renegotiated some of its accounts payable which resulted in extended payment terms or settlement with the issuance of common stock in lieu of cash (See Note 8 and 12). The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

In July 2011, the Company issued 3,000 shares of common stock to a vendor as consideration for consulting services. The consideration for the shares amounted to $50,000. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) and Rule 506 of Regulation D promulgated therafter.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b) Reports on Form 8-K:

On August 15, 2011, a report on Form 8-K was filed with respect to Item 2.02
On July 8, 2011, a report on Form 8-K was filed with respect to Item 8.01
On July 8, 2011, a report on Form 8-K was filed with respect to Item 5.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 14, 2011	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer,
(Principal Financial Officer),
Treasurer and Secretary

Date: November 14, 2011	By:	/s/ Elisa R. Grainger
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