Form 10-K
period 2011-12-31
AMERICAN SPECTRUM REALTY INC
filed 2012-03-30
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

OR

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2401 Fountain View, Suite 510	77057
Houston, Texas
(Address of principal executive offices)	(Zip Code)

(713) 706-6200
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒

     As of June 30, 2011, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,703,690. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,328,826 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

     As of March 26, 2012, 3,577,783 shares of Common Stock ($.01 par value) were outstanding.

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

ITEM 1. BUSINESS

     General

     We provide comprehensive integrated real estate solutions for our own property portfolio (properties in which we own a controlling interest or in properties where we are the primary beneficiary of a variable interest entity, (“VIE”)) and the portfolios of our third party clients. We own and manage commercial, industrial, retail, self-storage and multi-family, student housing income properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States. American Spectrum Realty, Inc. was incorporated in Maryland in August of 2000.

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 73% at December 31, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, except as noted below, the Operating Partnership units that are not held by us (approximately 27% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

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

     Description of Business

     We operate as one segment that encompasses all geographic regions. We provide one group of comprehensive real estate services. The following is a summary of the percentage of our net revenues by revenue source within our single segment:

	Years ended
	December 31,
	2011	2010
Rental revenue	93%	91%
Third party management and leasing revenue	6%	8%
Interest and other income	1%	1%
	100%	100%

     At December 31, 2011, we consolidated fifty-two properties(including properties owned by variable interest entities (VIE’s) in which we were deemed the primary beneficiary), which consisted of eighteen office properties, thirteen self-storage facilities, twelve commercial/industrial properties, six multi-family, two retail property, and one parcel of land. The properties are located in sixteen states.

     We deliver integrated property, facility, asset, business and engineering management services to a host of third party clients as well as to our own properties. We offer customized programs that focus on tenant retention through cost-efficient operations.

     We are committed to expanding the scope of products and services offered. We believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. During 2012, we intend to expand the number of third party properties that we manage.

     We have a management presence in 18 states.

Industry, Competition and Strategy

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

     We are currently focused on a strategy that includes;

  Disposing of properties in our portfolio to lower our total debt, and improve our liquidity. Starting in 2010 we took the following steps;
    During 2010 we sold one property that generated $5.2 million in net proceeds.
    During 2011 we sold one property generating $6.1 million in net proceeds that we used to reduce debt. We also had lenders foreclose on three properties as a result of our election to strategically default on the approximately $18.1 million of non recourse debt associated with them.
    Currently we have thirteen of our consolidated properties listed for sale (from seven of which we will receive substantially all of the net proceeds and from six of which we will receive transaction fees when and if the sales are consummated).
    Currently we are strategically defaulting on the debt of nine additional consolidated properties including two VIEs and seven ASR properties, as a result of the properties’ sustained and significant negative cash flows. We are in negotiations with the lenders of these nine properties in an effort to restructure and or modify the debt. Five of the nine properties have had foreclosure proceedings initiated by the lender, and one property was foreclosed on in March 2012. Our efforts to work with the lenders may fail. If we cannot successfully negotiate new terms, the properties will eventually return to the lender. Substantially all of the debt is non-recourse. See Note 11 Notes Payable.
  Concentrating our leasing and management efforts on those portfolio properties where we can improve the cash flows, economic returns and long term values.

     We believe that stabilizing our portfolio and improving our liquidity, if we are successful in doing so, will provide us with an opportunity to acquire interests in or ownership of undervalued and undermanaged properties as well as allow us to expand our transaction services to additional third party clients. We believe that there are many properties currently priced below their replacement costs. We believe that with a stable portfolio and greater liquidity, our presence in approximately 18 states, coupled with our local market knowledge and management expertise, will allow us to capitalize on these opportunities.

     We face competition from other regional and national service providers. Many of our competitors are local or regional firms that are similarly sized; some competitors are substantially larger than we are on a local, regional, national and/or international basis. In most of the markets in which we do business, both institutional and private investors and developers of properties compete vigorously for the acquisition, development and leasing of space. Many of these competitors have greater resources and more experience than we do.

     Employees

     As of December 31, 2011, the Company employed a total of 183 individuals.

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

     Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. In addition, an increasing number of federal, state, local and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, we could be held liable as an operator for any such contamination or discharges; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. We could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that we manage. Insurance for such matters may not always be available, or sufficient to cover our losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs to comply and could potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results in 2011, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our business.

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

  a decline in acquisition, disposition and leasing activity;
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

     We are sensitive to credit cost and availability as well as market place liquidity. We anticipate needing to borrow funds to meet our operating cash flow needs. In addition, the revenues in our business are dependent to some extent on overall volume of activity and pricing in the real estate market. In 2010, the credit markets experienced an unprecedented level of disruption and uncertainty. This disruption and uncertainty has continued to reduce the availability and significantly increased the cost of most sources of funding. In certain cases, sources of funding have been eliminated.

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

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

     Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards have yet to be released. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated.

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

  our ability to attract and retain creditworthy tenants;
  the magnitude of defaults by tenants under their respective leases;
  our ability to control operating expenses;
  governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;
  various uninsurable risks;
  financial condition of certain clients;
  the nature and extent of competitive properties; and
  the general real estate market.

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

     Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our cost to comply with the law and potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results or competitive position during fiscal year 2011 or 2010, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our management services fees.

Risks Related to Investment in Properties

We are subject to the risks related to the ownership and operation of real estate that can adversely impact our business and financial condition.

     The value of our investments may be reduced by general risks of real estate ownership: Since we derive income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

  changes in the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for real estate space and changes in market rental rates;
  how prospective tenants perceive the attractiveness, convenience and safety of our properties;
  difficulties in consummating and financing acquisitions and/or enhancements on advantageous terms and the failure of properties to perform as expected;
  our ability to provide adequate management, maintenance and insurance;
  natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of our insurance coverage;
  the expense of periodically renovating, repairing and re-letting spaces;
  the impact of environmental protection laws;
  compliance with federal, state, and local laws and regulations;
  increasing operating and maintenance costs, including property taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;
  adverse changes in tax, real estate and zoning laws and regulations;
  increasing competition from other properties in our market;
  tenant defaults and bankruptcies;
  tenants’ right to sublease space; and
  concentration of properties leased to non-rated private companies with uncertain financial strength.

     Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of space fluctuates with market conditions.

     If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, lease commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, we may elect to not service the debt and attempt to negotiate different terms with the bank, or we may sell the property, or the property may be repossessed by the lender.

Properties that we acquire may be located in new markets where we may face risks associated with investing in an unfamiliar market.

     We may acquire or accept management responsibilities for properties in markets that are new to us. When we acquire or manage properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and local procedures.

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

     We consider our largest risk related to climate change to be legislative and regulatory changes intended to slow or prevent it, and the potential costs to us to implement these changes. We are also subject to physical risks inherent in owning real property that include but are not limited to; severe weather events such as hurricanes, tornadoes, and wildfires. To the extent that changes in climate effect changes in weather patterns (such as more severe weather events) or changes in sea level where we have properties, we could be adversely affected. To the extent that climate change results in changes in sea level, we would expect such effects to be gradual and amenable to structural mitigation during the useful life of our buildings. However, if this is not the case it is possible that we would be impacted in an adverse way, potentially materially so. We could experience both risks and opportunities as a result of related physical impacts. For example, more extreme weather patterns – namely, a warmer summer or a cooler winter – could increase demand for our properties in areas that are not as adversely impacted as other areas. However, we also could experience more difficult operating conditions in that type of environment. We maintain various types of insurance in amounts we consider appropriate for risks associated with weather events.

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

  we will not exercise sole decision making authority regarding the joint ventures business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests;
  we may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans beyond our economic interest;
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

     Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time. If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected cash distributions for our operating needs, and could result in an increased risk of default on our obligations. See Item 8 – Consolidated Financial Statements and Supplementary Data Note 11. Notes Payable for additional information on our debt.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

     The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our cash flows and our financial condition could be adversely affected. See Item 8 – Consolidated Financial Statements Note 11. Notes Payable, for additional information regarding our debt.

Other Risks

Certain officers and directors may have interests that conflict with the interests of stockholders.

     Certain of our officers and members of our board of directors may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these members of management may influence our decisions affecting these properties.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

     Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, all could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

The Location and Type

     The following table sets forth the location, type and size of the properties (by rentable square feet) along with annualized net rent, rented square feet, occupancy, and rent per square foot consolidated by us as of December 31, 2011. All properties listed below are encumbered by debt.

			Total	Percent of
			Gross	Gross
			Leasable	Leasable	Rented		Rent per
	Percentage		Square	Area	Square	Annualized Net	Square
Property Name	owned	City/State	Footage	Occupied	Feet	Rent	Feet
				(1)		(2)	(3)
ASR Owned

11500 Northwest Freeway	100%	Houston, TX	81,034	84%	68,416	966,097	14.12
1501 Mockingbird Lane	100%	Victoria, TX	70,311	84%	58,759	848,342	14.44
2620-2630 Fountain View	51%	Houston, TX	124,418	74%	92,538	1,263,587	13.65
2640-2650 Fountain View	100%	Houston, TX	175,545	83%	144,833	2,218,389	15.32
2855 Mangum	100%	Houston, TX	72,054	50%	35,843	509,732	14.22
5450 Northwest Central	100%	Houston, TX	56,290	86%	48,192	645,836	13.40
800 & 888 Sam Houston Pkwy	100%	Houston, TX	89,598	66%	58,891	891,154	15.13
8100 Washington	100%	Houston, TX	44,060	93%	40,878	877,179	21.46
8300 Bissonnet	100%	Houston, TX	91,871	49%	44,797	477,220	10.65
Atrium 6420	100%	Houston, TX	77,328	74%	57,228	812,423	14.20
Atrium 6430	100%	Houston, TX	44,884	72%	32,417	420,292	12.97
Bristol Bay	100%	Newport Beach, CA	50,073	71%	35,414	1,130,209	31.91
FMC Technology	100%	Houston, TX	93,912	100%	93,912	850,000	9.05
Fountain View Office Tower	51%	Houston, TX	175,150	89%	155,669	3,138,292	20.16
Gray Falls Center & 1200 Westheime	100%	Houston, TX	99,314	79%	78,892	1,067,894	13.54
Pacific Spectrum	100%	Phoenix, AZ	71,112	53%	37,473	446,802	11.92
Park Ten Place I	100%	Houston, TX	73,210	72%	53,065	1,036,527	19.53
Park Ten Place II	100%	Houston, TX	68,599	85%	58,085	938,681	16.16
Office Properties			1,558,763	77%	1,195,302	18,538,656	15.51

Beltway Industrial Park	100%	Houston, TX	389,720	84%	327,720	1,659,096	5.06
Morenci Professional Park	100%	Indianapolis, IN	105,600	43%	45,600	256,584	5.63
Sierra Southwest Pointe	100%	Houston, TX	101,056	91%	92,423	715,659	7.74
Industrial/Commercial Properties			596,376	78%	465,743	2,631,339	5.65

Northwest Spectrum Plaza	100%	Houston, TX	48,000	64%	30,560	342,720	11.21
Windrose Plaza	100%	Spring, TX	28,000	43%	12,115	120,000	9.91
Retail Properties			76,000	56%	42,675	462,720	10.84

Sabo Road Self Storage	55%	Houston, TX	54,975	82%	45,080	450,252	9.99
Self-Storage Properties			54,975	82%	45,080	450,252	9.99

Land	100%	Houston, TX	11 Acres	N/A	N/A	N/A	N/A
Land			11 Acres	N/A	N/A	N/A	N/A

			Total	Percent of
			Gross	Gross
			Leasable	Leasable	Rented		Rent per
	Percentage		Square	Area	Square	Annualized	Square
Property Name	owned	City/State	Footage	Occupied	Feet	Net Rent	Feet
				(1)		(2)	(3)
Variable Interest Entity

Commerce Distributions Center	1%	Commerce, CA	200,000	100%	200,000	1,056,000	5.28
Dixon & 51st Logistics Center	0%	Des Moines, IA	731,160	100%	731,169	2,128,026	2.91
Fishers Indiana Distribution Center	1%	Fishers, IN	637,531	100%	637,531	2,399,877	3.76
Foxborough Business Park	0%	Victorville, CA	127,992	83%	105,635	912,053	8.63
Ohio Commerce Center	0%	Strongsville, OH	194,558	100%	194,558	2,276,652	11.70
Springs Commerce Center I	0%	OK,GA,SC,VA,PA	1,006,993	100%	1,006,993	2,366,989	2.35
Springs Commerce Center II	0%	GA, AL	1,439,300	62%	886,450	1,960,793	2.21
Springs Office	0%	Fort Mill/Lancaster, SC	265,493	100%	265,493	1,993,576	7.51
Strongsville Corporate Center	2%	Strongsville, OH	125,006	100%	125,006	2,084,609	16.68
Industrial/Commercial Properties			4,728,033	88%	4,152,835	17,178,575	4.14

Campus Court Student Housing	11%	Cedar Falls, IA	72,480	99%	71,760	583,222	8.13
Muirwood Village	0%	Zanesville, OH	157,600	88%	138,601	1,504,192	10.85
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	203,740	92%	187,574	1,872,106	9.98
College Park Student Apartments	0%	Cedar Rapids, IA	485,720	100%	485,720	1,557,681	3.21
University Fountains Lubbock	0%	Lubbock, TX	284,436	93%	265,655	4,544,911	17.11
University Springs San Marcos	0%	San Marcos, TX	176,944	99%	174,290	2,557,324	14.67
Multi-Family/Student Housing Properties			1,380,920	96%	1,323,600	12,619,436	9.53

Loop 1604 Self Storage	38%	San Antonio, TX	164,325	91%	149,655	891,560	5.96
Aldine Westfield Self Storage	0%	Houston, TX	64,975	64%	41,313	384,718	9.31
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	48,130	79%	38,135	313,222	8.21
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	47,870	100%	47,870	472,388	9.87
Charleston Blvd Self Storage	0%	Las Vegas, NV	55,600	72%	40,275	219,725	5.46
Florida 2 - Ocala Self Storage	0%	Ocala, FL	42,091	55%	22,989	157,936	6.87
Florida 2 - Tampa Self Storage	0%	Tampa, FL	60,900	70%	42,350	252,505	5.96
Ft. Worth Northwest Self Storage	0%	Fort Worth, TX	69,275	63%	43,850	462,410	10.55
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	104,265	50%	51,749	583,457	11.27
Grissom Road Self Storage	0%	San Antonio, TX	90,120	99%	89,545	554,467	6.19
Houston South Mason (Patrick's)	0%	Katy, TX	58,730	70%	41,350	319,318	7.72
San Antonio 3	0%	San Antonio, TX	233,213	82%	191,364	1,336,732	6.99
Self-Storage Properties			1,039,494	77%	800,445	5,948,438	7.43

Total ASR Properties			2,286,114	76%	1,748,800	22,082,967	12.63
Total Variable Interest Entity Properties			7,148,447	88%	6,276,880	35,746,449	5.69
Total Consolidated Properties			9,434,561	85%	8,025,680	57,829,416	7.21
____________________

(1)     Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2011.

(2)	Represents base rent at December 31, 2011 for occupied square footage.
(3)	Represents annualized net rent divided by rented square feet.

     For the year ended December 31, 2011, no tenant contributed 10% or more of our total rental revenue. A complete listing of properties consolidated by us at December 31, 2011, is included as part of Schedule III in Item 15. Thirteen of the properties listed above are held for sale at December 31, 2011, please see Part II, Item 8 Financial Statements and Supplementary Data, Note 4 Assets Held for Sale for the listing.

Lease Expirations

     The following table sets forth, for the periods specified, the number of expiring leases by property category (excluding multi-family, student housing and self-storage due to their prevailing month to month nature), the total rented area subject to expiring leases, annual base rent represented by expiring leases, and percentage of total annual base rent represented by expiring leases for our consolidated properties.

LEASE EXPIRATION

		Rented square	Annual base rent	Percentage of total
	Number of	footage subject	under expiring	annual base rent
Expiration	expiring	to expiring leases	leases (in	represented by
Year (2)	leases	(3)	thousands) (4)	expiring leases (1)
For Office Properties
2012	283	293,455	$14,931	40%
2013	139	206,506	9,802	26%
2014	83	236,951	6,540	17%
2015	41	148,897	3,439	9%
2016	20	263,641	1,931	5%
thereafter	20	45,852	1,077	3%
	586	1,195,302	$37,720	100%

For Industrial/Commercial Properties
2012	52	846,284	$19,008	10%
2013	28	118,479	15,997	8%
2014	23	100,065	15,655	8%
2015	11	207,746	15,013	8%
2016	17	752,156	12,541	7%
thereafter	10	2,593,848	111,841	59%
	141	4,618,578	$190,055	100%

For Retail Property
2012	-	-	$-	0%
2013	1	6,000	485	29%
2014	4	22,560	363	22%
2015	-	-	-	0%
2016	2	8,000	230	14%
thereafter	2	6,115	585	35%
	9	42,675	$1,663	100%
____________________

Footnotes
(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2)	2012 includes leases that have initial terms of less than one year.
(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2011, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2011 rents.

Office Properties

     At December 31 2011, we owned eighteen office properties with total rentable square footage of 1,558,763. The office properties range in size from 44,060 square feet to 175,545 square feet, and have remaining lease terms ranging from less than one to ten years. Most of the leases are for one to three years. So we are constantly renewing leases. Of the approximately 293,000 square feet of leases expiring in the next twelve months, we are currently working on renewing the expiring leases or attracting new tenants. If the tenants elect not to renew we can make no guarantees that we will be able to lease the space timely or at historic rent levels.

     The office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2011, the weighted average occupancy of the office properties was 77%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2011, was $15.51.

     The change in weighted average percentages over the prior year is due to the change in total office properties consolidated from twenty-three in 2010 to eighteen in 2011 and reduced occupancy in the remaining buildings. We compared the same eighteen properties performance year over year and found that in 2010 weighted average occupancy was 84% and the weighted average rent was $16.86 per square foot. Many of our tenants in our office buildings have been impacted by the economy. Some of our tenants have gone out of business, been acquired, or moved to smaller/lower cost spaces. We are currently actively marketing our empty square footage but do not know if, when or at what rent rates we will be able to lease the vacant office spaces.

Industrial/Commercial Properties

     At December 31, 2011, we consolidated twelve industrial properties (three owned by us and nine relating to VIEs) with total rentable square footage of 5,324,409. The industrial properties are primarily designed for warehouse, distribution and light manufacturing usage and range in size from 101,000 square feet to 1,439,000 square feet. As of December 31, 2011, the weighted average occupancy of the industrial properties was 87%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2011, was $4.29.

     The industrial properties have leases whose remaining terms range from less than one to five years. Of the approximately 846,000 square feet of leases expiring in the next twelve months, we are currently working on renewing the expiring leases or attracting new tenants. If the tenants elect not to renew we can make no guarantees that we will be able to lease the space timely or at historic rent levels. Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases. Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties' operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

Retail Property

     At December 31, 2011, we owned two retail properties in Houston, Texas with rentable square footage of 76,000. The leases require the tenant to reimburse us for certain building operating costs. As of December 31, 2011, the occupancy of the retail property was 56%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2011, was $10.84.

Multi-Family, Student Housing Properties

     At December 31, 2011, we consolidated six multi-family/student housing properties (six relating to VIEs) with total rentable square footage of 1,380,920. These properties are typically leased for one year or on a month to month basis. Due to the economy, our rental rates for these properties have dropped from last year in our effort to maintain and increase our occupancy percentages. As of December 31, 2011, multiple tenants occupied all of these properties. As of December 31, 2011, the weighted average occupancy of the multi-family/student housing properties was 96%. The weighted average base rent per square foot, was $9.53. We do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.

Self-Storage Property

     At December 31, 2011, we consolidated thirteen self-storage properties (one owned by us and twelve relating to VIEs) with total rentable square footage of 1,094,469. The self-storage properties are primarily month-to-month lease terms. Due to the economy, our rental rates for these properties have dropped from last year in our effort to maintain and increase our occupancy percentages. As of December 31, 2011, the weighted average occupancy of the self-storage properties was 77%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2011, was $7.57. We do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.

Development Land

     The Company owns an 11.86 acre parcel of land in Houston, Texas. The land is adjacent to an industrial property owned by the Company and is held for future development.

ITEM 3. LEGAL PROCEEDINGS

     In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.1, million which is included as a component of other income on our consolidated statement of operations for the year ended December 31, 2011.

     On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units which would be redeemable by Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010. (Our share price as of December 31, 2010 was $17.52; our net asset value as of December 31, 2010 has not been definitively determined.) In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to us payments of at least $578,000 which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR had failed to pay amounts then due under a $9.5 million promissory note held by New West. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim and deny that any payment is now due under the note, and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

     The litigation is ongoing and we cannot give any assurances that we will obtain the declaration or the damages that it seeks.

     Certain other claims and lawsuits have arisen against us in our normal course of business, including lawsuits by creditors with respect to past due accounts payable. We have renegotiated some of our accounts payable which resulted in extended payment terms or settlement with the issuance of common stock in lieu of cash (See Part II Item 8 Note 11 Notes Payable and Note 16 Restructuring of Debt). We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the quarter ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company’s Common Stock trades on the NYSE Amex under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the NYSE Amex.

	High:	Low:
Year Ended December 31, 2011
First Quarter	$20.00	$16.36
Second Quarter	$18.94	$16.05
Third Quarter	$17.25	$13.11
Fourth Quarter	$13.04	$4.82
Year Ended December 31, 2010
First Quarter	$11.56	$9.12
Second Quarter	$14.50	$7.90
Third Quarter	$14.05	$10.00
Fourth Quarter	$18.59	$12.25

     As of February 29, 2012, there were approximately 2,000 holders of record of our common stock.

Dividend Policy

     Common Stock

     Cash dividends were last declared to holders of the Company’s Common Stock in 2003.

     The Company’s Board of Directors has a policy of meeting on or about the 45th day after the end of each calendar quarter to consider the declaration and payment of dividends on Common Stock.

     Preferred Stock

     Series A Preferred Stock holders are entitled to cumulative dividends at a rate of 15% per year. These dividends are payable quarterly. The Company has paid $180,000 and $240,000 in dividends during each of the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 there were accrued and unpaid dividends on the outstanding preferred stock of $60,000. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     Securities Authorized for Issuance under Equity Compensation Plan

     See the information incorporated by reference into Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report for information regarding securities authorized for issuance under our equity compensation plans.

     During the years ended December 31, 2011 and 2010 we issued 34,500 and 28,500 shares of restricted stock to certain employees and board members, respectively, under our equity compensation plan. The recipient has the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to five years. The issuances of Common Stock were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     Unregistered Sales of Equity Securities

     In 2011, the Company issued 43,685 shares of common stock to vendors in satisfaction of accounts payable for services in the amount of $559,650. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) and Rule 506 of Regulation D promulgated thereafter. See Part II, Item 8 – Note 11. Notes Payable for further discussion of the transaction.

Issuer Purchases of Equity Securities

     Neither we nor any affiliated purchaser of ours purchased any of our equity securities during the year ended December 31, 2011.

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

Business Overview

     We provide comprehensive integrated real estate solutions for our own property portfolio and the portfolios of our third party clients. We own and manage; commercial, industrial, retail, self-storage and multi-family, student housing income properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 73% at December 31, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

     The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of December 31, 2011 the company’s ownership structure does not allow the company to elect REIT status.

     Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

-An opportunistic and disciplined disposition strategy that enhances investment performance and takes advantage of realized gains. We typically dispose of properties when the return from selling is higher than the projected return from holding the property;

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts and transaction service fees coupled with;

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients.

As of December 31, 2011, the properties that we manage were as follows:

	ASR owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property type	Number	footage	Number	footage	Number	footage	Number	footage
Office	18	1,558,763	-	-	3	196,872	21	1,755,635
Industrial/Commercial	3	596,376	9	4,728,033	1	16,000	13	5,340,409
Retail	2	76,000	-	-	9	304,752	11	380,752
Residential/Multi-family	-	-	6	1,380,920	7	1,050,595	13	2,431,515
Self-Storage	1	54,975	12	1,039,494	6	462,360	19	1,556,829
Land	1	-	-	-	2	-	3	-
Total	25	2,286,114	27	7,148,447	28	2,030,579	80	11,465,140

     During the year ending 2011, we had strategically defaulted on the non recourse debt of three of our properties that were returned to the lender. We sold one property during 2011. We deconsolidated four VIE properties due to our determination that we ceased to be the primary beneficiary. During the year the net change in third party management contracts was an overall decrease of thirteen contracts. We anticipate that there will be fluctuation in the number of third party management contracts due to many circumstances, which include change of property ownership, change of management structure, change of properties ability/willingness to pay us for our management services. We continue to have policies in place to grow our total number of third party management contracts. We cannot guarantee that we will be able to grow the overall number of management contracts and our third party management revenues could be adversely affected.

Financial Operations Overview

Revenues:

     Rental Revenues. We derive rental revenues from tenants that occupy space in our portfolio of consolidated properties. There are three key drivers to rental revenue;

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	as of December 31,
Property Type	2011	2010
Office properties	77%	85%
Industrial properties	87%	96%
Retail properties	56%	48%
Multi-family/Student Housing properties	96%	94%
Self Storage properties	77%	71%

     We were able to achieve occupancy increases in our portfolio’s self-storage, multi-family/student housing properties and retail properties. Our industrial properties experienced a decline in occupancy that we are attempting to reverse in the coming year through our initiatives to attract additional tenants. With regard to our office properties, we saw a reduction in the number of buildings in our consolidated portfolio over last year by five buildings which on average had higher occupancies. We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Weighted Average Base Rent
	per occupied square foot
	as of December 31,
Property Type	2011	2010
Office properties	$15.51	$18.16
Industrial properties	$4.29	$5.07
Retail properties	$10.84	$11.59
Multi-family/Student Housing properties	$9.53	$13.02
Self storage Properties	$7.57	$8.92

     We have experienced declines in our weighted average base rents across all sectors.

     The change in weighted average base rent over the prior year in office properties is due to the change in total office properties consolidated from twenty-three in 2010 to eighteen in 2011 and reduced occupancy in the remaining buildings. The five properties no longer consolidated had higher average base rents, approximately $1.30 more per square foot than the remaining eighteen. Many of our tenants in our office buildings have been impacted by the economy. Some of our tenants have gone out of business, been acquired, or moved to smaller/lower cost spaces. We are currently actively marketing our empty square footage but do not know if, when or at what rent rates we will be able to lease the vacant office spaces.

     The change in industrial properties is the result of a drop in occupancy. We are attempting to increase occupancy but do not know if, when or at what rent rates we will be able to lease the vacant space.

     Retail, multi-family/student housing and self-storage declines are related to pressures on rent as a result of the economy. We have been able to increase the weighted average occupancy percentage over the prior year but have not been able to do so at historic rent levels. We do not anticipate rent rates to continue to decline in the near term for these properties and anticipate that our weighted average base rent will be consistent in the coming year with its present level.

3.	Tenant retention - Retaining existing tenants is essential, as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. We believe in providing superior customer service; hiring, training, retaining and empowering our employees. We strive to create an environment of open communication both internally and externally with our customers.

     Of the leases that expired during 2011, we were able to retain tenants leasing approximately 60% of the expiring square footage. Many of our tenants have experienced financial difficulties due to the economy. We continue to aggressively pursue high quality tenants for all of our vacant square footage. We can make no guarantees as to our ability to fill vacant space in a timely manner or at the same or higher rents than historically charged.

Third party management and leasing revenue. We derive these revenues from the fees charged to our third party clients for management services, tenant acquisition fees, leasing fees and loan advisory fees for arranging financing related to properties under management. When and if our third party clients elect to sell a property we manage for them, we will receive transaction fees and commissions relating to the sale of the property. Our same core skill set that influences our rental income also drives our third party client revenue. Many of the fees we charge our third party clients are linked to occupancy, rental rates and customer retention.

Expenses:

     Property operating expenses. Property operating expenses consist primarily of property taxes, insurance, repairs and maintenance, personnel costs and building service contracts.

     General and administrative expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, professional fees including audit and legal fees.

     Depreciation and amortization expenses. Depreciation and amortization expenses consist primarily of depreciation associated with our real estate held for investment, amortization of purchased intangibles, depreciation of additional capital improvements and the amortization of lease costs associated with consolidated properties.

     Interest expenses. Interest expenses consist primarily of the interest owed to creditors for debt associated with our consolidated properties.

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

     We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

  Variable Interest Entity (VIE) accounting;
  Business combinations;
  Investment in real estate assets;
  Assets held for sale;
  Discontinued operations;
  Sales of real estate assets;
  Fair value measurements;
  Impairment or assets; and
  Income taxes.

     Variable Interest Entity Accounting

     Our determination of the appropriate accounting method with respect to our VIEs is based on Accounting Standards Update, or ASU, 2009-17, “ Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities .” This ASU incorporates Statement of Financial Accounting Standards, or SFAS, No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board, or FASB, in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

     We analyze our interests in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, (a) sign and enter into leases; set, distribute, and implement the capital budgets, the authority to refinance or sell the property within contractually defined limits and, (b) the ability to receive fees that are significant to the property and (c) a necessity of funding any deficit cash flows.

     We consolidate any VIE of which we are the primary beneficiary (see Note 5 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report). We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Business Combinations

     We apply the provisions of FASB ASC Topic 805 to all transactions or events in which we obtain control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. These provisions require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and require expensing of most transaction and restructuring costs.

     We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.

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

     We evaluate each of our real estate assets on a quarterly basis in order to determine the classification of each asset in our consolidated balance sheet. This evaluation requires judgment by us in considering certain criteria that must be evaluated under Topic 360, such as the estimated timeframe in which we expect to sell our real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had we evaluated our assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

Assets Held for Sale

     We classify assets as held for sale when management a) approves the action and commits to a plan to sell the asset(s); b) the asset(s) are available for immediate sale in its present condition customary for sales of those types of assets; c) an active program to locate a buyer and other actions required to complete the plan to sell the asset(s) have been initiated; d) the sale of the asset(s) is probable, and transfer of the asset(s) is expected to within one year; e) the asset(s) is being actively marketed for sale at a price that is reasonable in relation to its current fair value and; f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We disclose operating properties as properties held for sale in the period in which all of the required criteria are met.

     Assets held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Determining an asset’s fair value and the related allowance to record requires us to utilize judgment and estimates.

Discontinued Operations

     Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of our continuing involvement require judgment by us and a different assessment could result in items not being reported as discontinued operations.

Sales of Real Estate Assets

     Gains on property sales are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.

Fair Value Measurements

     Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. In determining the fair values of assets and liabilities acquired in a business combination, we use a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. We are responsible for determining the valuation of assets and liabilities and for the allocation of purchase price to assets acquired and liabilities assumed.

     Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future impairment reviews.

Impairment of Assets

     We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

     Impairment indicators for our rental properties are assessed by property and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. When these indicators of impairment are present, real estate held for investment is evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

     When we performed our impairment review, we determined that impairment existed, refer to Part II Item 8 Financial Statements and Supplementary Data Note 8 Asset Impairments for additional information regarding our impairment charges taken during the year.

Income Taxes

     We account for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

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

     Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. A property was sold during 2011 and a gain of $23.3 million was realized. In 2010 a gain of $4.3 million was realized on the sale of another property. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2011 and 2010, no valuation allowance has been recorded. See Part II Item 8. Financial Statements and Supplementary Data, Note 19. Subsequent Events for additional information on the pending sale of a property.

RESULTS OF OPERATIONS

In January 2010, the Company acquired certain property management and asset management contracts from Evergreen that created Variable Interest relationships in which the Company is the primary beneficiary. The consolidation of VIE’s significantly impacted our revenues and expenses as compared to the prior year.

Revenues by Period

     The following table sets forth revenues for the years ending 2011 and 2010, and the change between periods.

	Years ended,
	December 31,		Dollar	Percentage
	2011	2010	Change	Change
	(in thousands, except percentages)
Rental revenue	$65,146	$45,185	$19,961	44%
Third party management and leasing revenue	$3,859	$3,692	$167	5%

     The changes in revenues during 2011 as compared to 2010 were primarily due to the following:

  Rental revenue increased by approximately $20.0 million. This increase was due to the consolidation of VIE’s which accounted for an increase of approximately $23.1 million. This increase was partially offset by a decrease in rental revenue attributable to our owned properties of approximately $3.1 million. The decrease in rental revenue attributable to our wholly-owned properties was primarily due to a decrease in weighted average occupancy. The decrease was also due to a decline in rental rates.
  The increased third party management and leasing revenue was primarily due to increased leasing commissions and transaction fees.

Operating Expenses by Period

     The following table sets forth expenses for the fiscal years ending 2011 and 2010, and the percentage and dollar change between periods.

	Years ended
	December 31,		Dollar	Percentage
	2011	2010	Change	Change
	(in thousands, except percentages)
Property operating expenses	$22,789	$18,337	$4,452	24%
Corporate general and administrative	$11,916	$9,659	$2,257	23%
Depreciation and amortization	$29,189	$18,937	$10,252	54%
Interest expense	$27,096	$17,754	$9,342	53%
Impairment of real estate assets	$4,485	$3,387	$1,098	32%

The changes in operating expenses during 2011 as compared to 2010 were primarily due to the following:

  Property operating expenses increased by approximately $4.5 million for all of 2011 versus a partial year in 2010. The increase was primarily due to the consolidation of VIE’s, which accounted for an increase of approximately $8.3 million. This increase was partially offset by a decrease in property operating expenses attributable to our owned properties of approximately $3.8 million. This decrease was in large part attributable to a decrease in utilities and repairs and maintenance. The decrease was also attributable to a decrease in personnel costs and property taxes.
  General and administrative expenses increased by approximately $2.3 million. The increase was primarily due to higher accounting, consulting, legal and professional fees.
  Depreciation and amortization expense increased by approximately $10.3 million. The increase was primarily due to the consolidation of VIE’s, which accounted for $9.6 million of this increase.
  Interest expense increased by approximately $9.3 million due to a full year of VIE consolidation. This increase was primarily due to the consolidation of VIE’s, which accounted for an increase of approximately $9.5 million. This increase was partially offset by a decrease in interest expense attributable to our owned properties of $0.2 million.
  Impairment expense increased by $1.1 million. This increase was primarily due to impairment charges on real estate held for investment of $2.5 million and goodwill of $1.3 million for the year ended December 31, 2011. This increase was partially offset by a $2.7 million decrease in impairment charges recorded on purchased intangibles for the year ended December 31, 2011 compared to the year ended December 31, 2010. See Part II Item 8 Note 8 – Asset Impairments.

All of our expenses are significantly influenced by VIE consolidation activity. We expect all our operating expenses to remain relatively the same over the next year for our consolidated properties at December 31, 2011.

Other Income Statement Items by Period

     The following table sets forth our other income statement items for the fiscal years ending 2011 and 2010, and the dollar and percentage change between periods.

	Years Ended
	December 31,		Dollar	Percentage
	2011	2010	Change	Change
	(in thousands)
Interest income	$345	$324	$21	6%
Discontinued operations	$17,313	$(784)	$18,097	2309%
Non-controlling interest	$4,215	$6,959	$(2,744)	-39%
Gain on litigation settlement	$4,076	$-	$4,076	-
Other Income	$485	$-	$485	-

The changes in other income statement items during 2011 as compared to 2010 were primarily due to the following:

  Discontinued operations for 2011 reflects the gain on the sale of the property at 7700 Irvine Center, the disposition of Sierra Creekside, Sierra Technology, Northwest Corporate Center and the results of operations of the properties. Discontinued operations for 2010 reflects results of operations of these properties and the gain on sale of 5850 San Felipe.
  Non-controlling interests consist of operating partnership unit holders other than us and, the non-controlling interests held in our VIE’s and held by others. The decrease was primarily attributable to the gain on sale of the partially owned 7700 Irvine Center.
  Gain on litigation settlement for 2011 represents a settlement of our lawsuit with our insurance carrier related to our Hurricane Ike claims.
  Other income for 2011 represents discounts negotiated with several of our accounts payable creditors.

     We anticipate continuing to offer certain properties for sale and currently have thirteen consolidated properties on the market. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales. See Part II Item 8 Financial Statements - Note 4. Assets Held for Sale

LIQUIDITY AND CAPITAL RESOURCES

     We have a need for significant amounts of cash to fund our operations. Not all cash generated by our consolidated business is available to pay all liabilities presented on the balance sheet. We separately disclose on the face of the balance sheet (in parentheses) assets and liabilities relating to our consolidated VIE’s. Those assets and liabilities are the exclusive responsibility of the VIE’s as our actual ownership percentage and the business structure of the VIE’s does not allow the assets and liabilities to be comingled with ASR.

     With regards to our wholly owned properties, we experienced a decline in rental revenues of approximately $3.1 million dollars. This decline was partially offset by an increase in our transaction fees of $1.7 million. With regards to the properties in which we have a variable interest and the cash associated with these properties is only available to service their own debts, we experienced an increase in rental revenues of $23.1 million dollars. This increase was the result of having a full year of consolidated results in 2011 versus a partial year in 2010.

     As of December 31, 2011, we had accounts payable over 90 days totaling $4.6 million (all of it relating to ASR properties). In addition, we have terms with creditors holding payables of approximately $4.4 million that were in excess of 90 days old; as of December 31, 2011, these payables are included as notes payable with a total principal of $3.2 million.

     We currently have thirteen of our consolidated properties listed for sale (seven wholly owned by ASR and six VIE properties). In addition to these thirteen properties, another nine are in some stage of foreclosure (seven wholly owned by ASR and two relating to VIE’s) with the debt holder, and we are strategically defaulting on the related debts totaling $37.1 million on these nine properties. We can make no guarantee as to the timing of the sale of any of the thirteen properties. In March 2012, one of the nine properties in some stage of foreclosure was taken back by the debt holder. We cannot guarantee that the lenders on the remaining eight properties in some stage of foreclosure will not take back the properties before we can sell them or renegotiate the debt.

     All of the notes on which we have strategically defaulted have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. The loans not being paid are secured only by the real estate assets with the exception of the one property. That property is Bristol Bay, that has a $1.7 million note that is guaranteed by the Company. We evaluated the impairment related to the long-lived assets of the properties secured by these loans and recorded $2.5 million of impairment due to the debt exceeding the respective carrying value of each of the properties. For further discussion, see Part II Item 8 Note 11 - Notes Payable. See Part II Item 8 Note 4 - Assets Held for Sale for a listing of all properties listed for sale.

     The sale of 7700 Irvine Center and settlement of an insurance related lawsuit generated cash of $10.1 million during the second quarter of 2011 (See Note 7 – Discontinued Operations and Note 17 – Commitments and Contingencies). We spent $9.9 million of these proceeds in the second and third quarters to reduce payables and debt, and other accrued liabilities. Our discontinued operations are not stated separately in the Statement of Cash Flow. Our discontinued operations used cash of $0.7 million for their operations. In the future we anticipate that the absence of these properties will decrease our use of cash.

     We have taken the following steps to meet our liquidity needs:

1.	We have reduced our overhead structure in the third quarter of 2011, reducing annual overhead by $1.3 million.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	Through 2012, we will continue to focus on increasing occupancy rates and managing our cost structure.
5.	Through 2012, we will continue to reduce our expenses, restructure our operations, and negotiate with our creditors for extended terms in order to meet our cash flow needs.

     Most of our mortgage debt is not cross-collateralized. We have one mortgage loan that is cross-collateralized by a second property.

     Because of uncertainties caused by the current credit crisis, our current debt level and our historic losses, there can be no assurance as to our ability to obtain the funds necessary for the refinancing of our maturing debts. If refinancing transactions are not consummated, we will seek extensions and/or modifications from existing lenders. If these refinancing or extensions do not occur, we will not have sufficient cash to meet our obligations.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

     Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the year ending December 31, 2011, our consolidated operations provided $18.3 million in cash, $13.2 million from the VIE’s.

FROM INVESTING ACTIVITIES:

     Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the year ending December 31, 2011, our consolidated investing activities provided $45.8 million in cash. This cash provided by investing activities was driven by the proceeds from the sale of real estate assets.

FROM FINANCING ACTIVITIES:

     Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the year ending December 31, 2011, our consolidated financing activities used $65.7 million in cash. This cash used by financing activities was driven by the use of cash to service debt.

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

     The following table sets forth our calculation of FFO for the year ending December 31, 2011 and December 31, 2010:

	Years ended
	December 31,
	2011	2010
	(in thousands)
	(restated)
Net income (loss) attributable to ASR	$3,999	$(8,037)
Depreciation and amortization from discontinued operations	1,921	4,878
Gain from sale of discontinued operations	(17,129)	(4,315)
Deferred income tax expense (benefit)	2,115	(5,108)
Depreciation and amortization attributable to ASR properties	11,203	8,456
FFO	$2,109	$(4,126)

The increase in FFO was primarily due to the gain recognized on the litigation settlement. See Item 3 - Legal Proceedings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN SPECTRUM REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the periods ended December 31, 2011 and 2010. American Spectrum’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2011 and 2010 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

EEPB, PC

Houston, Texas
March 30, 2012

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Real estate held for investment (includes $338,845 and $381,354 from consolidated Variable Interest Entities
("VIE's"), respectively)	$520,841	$646,255
Accumulated depreciation (includes $22,484 and $8,446 from consolidated VIE's, respectively	(81,657)	(94,090)

Real estate held for investment, net (includes $316,361 and $372,908 from consolidated VIE's, respectively)	439,184	552,165

Cash and cash equivalents	473	2,003
Restricted cash (includes $4,157 and $4,016 from consolidated VIE's, respectively)	5,184	5,008
Tenant and other receivables, net of allowance for doubtful accounts of $1,006 and $421, respectively (includes
$864 and $1,515 from consolidated VIE's, respectively)	1,338	2,403
Deferred rents receivable (includes $1,501 and $0 from consolidated VIE's, respectively)	3,459	2,331
Purchased intangibles subject to amortization	7,636	9,060
Deferred tax assets	12,123	14,083
Goodwill	2,687	4,003
Investment in management company	4,000	4,000
Investment in unconsolidated real estate assets from related parties	245	194
Notes receivable from Evergreen	2,000	2,000
Interest receivable from Evergreen	272	272
Accounts receivable from related parties	-	262
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $8,123 and $8,858 from consolidated VIE's, respectively)	17,752	20,164
Total Assets	496,767	618,362

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $237,276 and $268,776 from consolidated VIE's, respectively)	384,022	482,819
Accounts payable (includes $634 and $5,734 from consolidated VIE's, respectively)	7,712	16,292
Accounts payable to related parties	-	286
Accrued and other liabilities (includes $7,144 and $1,809 from consolidated VIE's, respectively)	16,068	12,154
Total Liabilities	407,802	511,551

Commitments and Contingencies (Note 17):

Equity:
American Spectrum Realty, Inc, stockholders' deficit:
Preferred stock par value $0.01 per share, 100,000,000 authorized shares, 55,172 issued December 31, 2011 and
2010 respectively	1	1
Common stock par value $0.01 per share, 100,000,000 authorized shares, 3,816,016 issued at December 31,
2011, and 3,422,706 issued at December 31, 2010 respectively; 3,344,604 outstanding at December 31, 2011
and 2,951,294 outstanding at December 31, 2010 respectively	34	34
Additional paid-in capital	51,923	49,067
Accumulated deficit	(56,510)	(60,509)
Treasury stock, at cost, 471,412 shares at December 31, 2011 and December 31, 2010, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' deficit	(7,647)	(14,502)
Non-controlling interest	96,612	121,313
Total Equity	88,965	106,811
Total Liabilities and Equity	$496,767	$618,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,
	2011	2010
REVENUES:
Rental revenue	$65,146	$45,185
Third party management and leasing revenue	3,859	3,692
Interest income	345	324
Total revenues	69,350	49,201

EXPENSES:
Property operating expense	22,789	18,337
Corporate general and administrative	11,916	9,659
Depreciation and amortization	29,189	18,937
Interest expense	27,096	17,754
Impairment expense	4,485	3,387
Total expenses	95,475	68,074

OTHER INCOME:
Gain on litigation settlement	4,076	-
Other income	485	-
Total other income	4,561	-

Loss from continuing operation before deferred income tax	(21,564)	(18,873)

Deferred income tax benefit	4,035	4,661

Loss from continuing operations	(17,529)	(14,212)

Discontinued operations:
Loss from operations	(2,553)	(5,546)
Gain on sale and foreclosure of discontinued operations	26,016	4,315
Income tax (expense) benefit	(6,150)	447
Income (loss) from discontinued operations	17,313	(784)

Net Loss, including non-controlling interests	(216)	(14,996)

Net loss attributable to non-controlling interests	4,215	6,959

Net Income (Loss) attributable to American Spectrum Realty, Inc.	3,999	(8,037)

Less: Preferred stock dividend	(240)	(240)

Net Income (Loss) attributable to American Spectrum Realty, Inc. common stockholders	$3,759	$(8,277)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	($1.79)	$(2.66)
Income (Loss) from discontinued operations attributable to American Spectrum Realty, Inc. common
stockholders	3.11	(0.10)
Net Income (Loss) attributable to American Spectrum Realty, Inc. common stockholders	$1.32	$(2.76)

Basic and diluted weighted average shares used	3,008,836	2,916,145

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(5,605)	$(7,998)
Income (Loss) from discontinued operations	9,364	(279)
Net Income (Loss)	$3,759	$(8,277)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share amounts)

						Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity (Deficit)
Balance January 1, 2010	55,172	1,645,655	$2,036	$1	$16	$48,563	$(52,472)	$(3,095)	$(4,951)
Issuance of one-for-one stock split		1,645,655			18	(18)			-
Preferred stock dividends						(240)			(240)
Stock-based compensation						181			181
Conversion of OP units									-
to common stock		102,896	(211)			211			-
Issuance of common stock		28,500							-
Issuance of operating partnership units			12,316						12,316
Noncontrolling interests									-
in acquired properties			1,386						1,386
Noncontrolling interests									-
in consolidated VIE's			108,973						108,973
Acquisition of non-controlling interest in									-
the operating partnership			(21)						(21)
Reclassification of non-controlling interest									-
from temporary equity			3,962						3,962
Reclassification of non-controlling interest									-
to additional paid-in capital			(370)			370			-
Repurchase of non-controlling interest									-
in consolidated partnership			(1,785)						(1,785)
Repurchase of preferred
partnership interest									-
Distributions to non-controlling interests			(514)						(514)
Non-controlling interests share of loss			(6,959)						(6,959)
Preferred interest in consolidated subsidiary			2,500						2,500
Net income							(8,037)		(8,037)
Balance December 31, 2010	55,172	3,422,706	121,313	1	34	49,067	(60,509)	(3,095)	106,811

Preferred stock dividends	-	-	-	-	-	(240)	-	-	(240)
Stock-based compensation	-	34,500	-	-	-	195	-	-	195
Restricted stock forfeitures	-	(10,338)	-	-	-	-	-	-	-
Conversion of OP units
to common stock	-	325,463	(2,342)	-	-	2,342	-	-	-
Issuance of common stock		43,685		-	-	559	-	-	559
Acquisition of non-controlling interest			(200)						(200)
Interest in the operating partnership
Consolidation of VIE's	-	-	9,241	-	-	-	-	-	9,241
Deconsolidation of VIE's	-	-	(18,111)	-	-	-	-	-	(18,111)
Noncontrolling interests									-
share of income	-	-	(4,215)	-	-	-	-	-	(4,215)
Repurchase of preferred
partnership interest			(2,500)	-	-	-	-	-	(2,500)
Distributions	-	-	(7,555)	-	-	-	-	-	(7,555)
Contributions	-	-	981	-	-	-	-	-	981
Net income	-	-	-	-	-	-	3,999	-	3,999
Balance December 31, 2011	55,172	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$88,965

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216)	$(14,996)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,111	23,791
Impairment expense	4,485	3,387
Income tax expense/(benefit)	2,115	(5,108)
Gain on sales and foreclosure of real estate assets	(26,016)	(4,315)
Stock-based compensation	195	181
Deferred rental income	(1,446)	(446)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	1,373	280
(Decease) increase in accounts payable	(872)	4,944
(Decrease) increase in accounts receivable from related parties	(286)	317
Decrease (increase) in related party receivables	262	(226)
(Increase) decrease in prepaid and other assets	(2,730)	105
Increase (decrease) in accrued and other liabilities	10,899	(246)
Change in restricted cash	(541)	(488)
Net cash provided by operating activities:	18,333	7,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	51,080	10,166
Capital improvements to real estate assets	(5,214)	(3,567)
Real estate acquisition	-	(2,017)
Investments in unconsolidated real estate assets	(60)	(82)
Payments for damages related to insurance claims	-	(30)
Net cash provided by investing activities:	45,806	4,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,750	8,194
Repayment of borrowings-property sales	(45,000)	(5,067)
Repayment of borrowings-scheduled payments	(9,647)	(6,537)
Repayment of borrowings-other	(7,352)	(1,260)
Repurchase of preferred partnership interest	(2,500)	(1,785)
Proceeds from partial sale of consolidated partnership interests	-	2,500
Proceeds from issuance of operating partnership units	-	727
Acquisition of non-controlling interest in the operating partnership	(201)	(21)
Acquisition of notes receivable	-	(2,905)
Dividend payments to preferred stockholders	(145)	(302)
Contributions from non-controlling interests	981	-
Distributions to non-controlling interests	(7,555)	(3,653)
Net cash used in financing activities:	(65,669)	(10,109)

(Decrease) increase in cash and cash equivalents	(1,530)	1,541

Cash and cash equivalents, beginning of period	2,003	462

Cash and cash equivalents, end of period	$473	$2,003

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended
	December 31,
	2011	2010
	(in thousands)
Conversion of operating partnership units to common stock	2,342	211
Conversion of accounts payable to note payable	4,671
Conversion of accounts payable to common stock	559	-
Issuance of operating partnership (OP) units in connection with Evergreen acquisition	-	8,000
Issuance of OP units in connection with notes receivable and account receivable acquisition	-	3,081
Issuance of OP units in connection with real estate acquisition	-	2,586
Issuance of OP units in connection with investment in unconsolidated real estate asset	-	28
Debt assumed in connection with real estate acquisition	-	6,297
Conversion of accounts payable to notes payable		498
Financing in connection with investment in unconsolidated real estate asset	-	33
Financing in connection with Evergreen acquisition	-	9,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	25,250	16,767
Cash paid for income taxes	149	70

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1. Business Overview

Business Overview

     We provide comprehensive integrated real estate solutions for our own property portfolio and the portfolios of our third party clients. We own and manage; commercial, industrial, retail, self-storage and multi-family, student housing income properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States.

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 73% at December 31, 2011. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

     The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of December 31, 2011 the company’s ownership structure does not allow the company to elect REIT status.

     Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

-An opportunistic and disciplined disposition strategy that enhances investment performance and takes advantage of realized gains. We typically dispose of properties when the return from selling is higher than the projected return from holding the property;

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts and transaction service fees, coupled with;

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients.

NOTE 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

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

     Reclassifications

     Certain balance sheet amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

     SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     We consider all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, we held our cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits.

     Restricted Cash

     We had restricted cash of $5.2 million as of December 31, 2011. The cash includes $4.2 million related to consolidated VIE’s. The remaining cash of $0.9 million secures a bank loan, which matures in June 2012.

     Fair Value of Financial Instruments

     Our financial instruments, including cash, prepaid expenses and other current assets, accrued liabilities and accounts payable are carried at cost, which approximates fair value because of the short term nature of those instruments.

     Deferred Financing and Other Fees

     Fees paid in connection with the financing and leasing of our properties are amortized to interest expense using the effective interest method over the term of the related note payable or lease and are included in other assets.

     Rental Revenue.

     We record rental income for the full term of each lease on a straight-line basis. Any rent holidays given to the tenant as part of their lease is recorded as a deferred rent receivable. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

     Many of our leases provide for Common Area Maintenance Escalations (“CAM/ESC”) as additional rental revenue. Each tenant is typically responsible for their prorated share of increases in operating expenses. Tenants are billed an estimated CAM/ESC charge based on the budgeted operating expenses for the year. Within 90 days after the end of each fiscal year, a reconciliation and true up billing of CAM/ESC charges is performed based on actual operating expenses.

     For each of the two years ended December 31, 2011 and 2010 no tenant represented 10% or more of our rental revenue.

     Allowance for Doubtful Accounts

     We maintain an allowance for accounts receivable which may not be ultimately collected. The allowance balance maintained is based upon historical collection experience, current aging of amounts due and specific evaluations of the collectability of individual balances. All tenant account balances over 90 days past due are fully reserved. Accounts are written off against the reserve when they are deemed to be uncollectible.

     Goodwill and Intangible Assets

     Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that goodwill carrying amounts may be impaired. If the implied fair value of goodwill is lower than its carrying amount, impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

     Intangible assets are amortized on a straight-line basis over their estimated lives. Such assets are evaluated for impairment whenever events or changes in circumstances indicate that the recoverability of their carrying value may be impaired.

     Variable Interest Entity Accounting

     Our determination of the appropriate accounting method with respect to our VIEs is based on Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards, or SFAS, No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board, or FASB, in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

     We analyze our interests in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, (a) sign and enter into leases; set, distribute, and implement the capital budgets, the authority to refinance or sell the property within contractually defined limits and, (b) the ability to receive fees that are significant to the property and (c) a necessity of funding any deficit cash flows.

     We consolidate any VIE of which we are the primary beneficiary (see Note 5 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report). We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Assets Held for Sale

     We classify assets as held for sale when management a) approves the action and commits to a plan to sell the asset(s); b) the asset(s) are available for immediate sale in its present condition customary for sales of those types of assets; c) an active program to locate a buyer and other actions required to complete the plan to sell the asset(s) have been initiated; d) the sale of the asset(s) is probable, and transfer of the asset(s) is expected to within one year; e) the asset(s) is being actively marketed for sale at a price that is reasonable in relation to its current fair value and; f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

     At the time a property is held for sale, the property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. We disclose operating properties as properties held for sale in the period in which all of the required criteria are met.

Discontinued Operations

     We report, for both current and prior periods, the assets, liabilities and results of operations of any component of the Company which has either been disposed of, or is under contract with all contingencies removed, as discontinued operations.

Sales of Real Estate Assets

     Gains on property sales are recognized in full when real estate is sold, provided (i) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.

Real Estate Held for Investment

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

Recent Accounting Pronouncements

     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU during the year ended December 31, 2011 and do not believe the adoption of this update had a material impact on the disclosure requirements for our consolidated financial statements.

     In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

     In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

     In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers indefinitely certain requirements from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and requires retrospective application for all periods presented. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

     In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

     In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

     In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

NOTE 3. ACQUISITION ACTIVITIES

Acquisition of Property Management and Asset Management Contracts

     In January 2010, we acquired the property management and asset management contracts held by Evergreen Realty Group, LLC and affiliates ("Evergreen") as well as (i) Evergreen's interest as the manager of limited liability companies which have invested in 27 of the managed properties (in eight of which it has also acquired an equity interest); (ii) Evergreen's interest as the general partner of limited partnerships which have invested in four of the managed properties (in none of which it acquired an equity interest), and (iii) direct tenant-in-common interests in two properties. The total consideration for the acquisition was $18.0 million.

     We completed the Evergreen acquisition by assuming $0.5 million of Evergreen payables, issuing 1.6 million OP units with redemption terms that are different from the Company's other OP units (the "Evergreen OP units") and issuing a $9.5 million promissory note. The promissory note is an obligation of American Spectrum Realty Management, LLC, a subsidiary, which matures on December 31, 2019 and bears an annual interest rate of 5.0%. Due to the litigation with Evergreen as more fully described in Note 17. Commitments and Contingencies, the purchase price adjustment and effect on the amount of the Evergreen OP units convertible into cash or stock cannot be determined at this time, although management believes that an adjustment is likely. Any adjustment made will influence the amount of debt, OP units and the assets those instruments were used to purchase including goodwill.

     The fair value of the management contracts acquired in the Evergreen transaction was adjusted through the remainder of the year for impairment and amortization. Amortization expense was $0.8 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively. Amortization expense associated with the acquisition will be $0.8 million per year for the next five years ending December 31.

     When acquired management contracts are terminated, the associated value with those contracts is considered impaired and written off in the period the contract terminates. We recorded $0.7 million and $3.4 million related to such impairments for the years ending December 31, 2011 and 2010, respectively. See Note 8. Asset Impairment, for additional discussion.

Acquisition of Notes Receivable and Accounts Receivable

     In September 2010, the Company acquired two notes receivable, each with a face amount of $0.5 million from American Spectrum REIT I, Inc. (“ASRI”). The acquisition was funded by the issuance of 154,524 OP units. The two $0.5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen. The Company anticipates the notes receivable will be offset against either its note payable to Evergreen or through a reduction in OP units currently held by Evergreen. Please refer to Part I Item 3 Legal Proceedings.

     In June 2010, the Company acquired a note receivable and an account receivable with a total face amount of approximately $1.6 million from Evergreen Income and Growth REIT, LP (“EIGRLP”), whose general partner is Evergreen Income and Growth REIT, Inc. (“EIGRI”). The acquisition was funded by the issuance of 334,789 OP units. The note, in the amount of approximately $1.0 million, bears interest at 12% per annum. The note and accrued interest is payable on demand from Central Florida Self Storage Acquisitions, LLC. Accrued and unpaid interest on the note totaled approximately $0.2 million as of December 31, 2011. The note was acquired to ultimately acquire certain real estate assets in which the obligors on the note have ownership interests. The Company is not recognizing interest income on the note.

     The account receivable acquired, which totaled approximately $0.4 million is due from Evergreen. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement. The Company anticipates the receivable from Evergreen will be offset against either its note payable to Evergreen or through a reduction in OP units currently held by Evergreen in 2012.

Property Acquisitions

     No properties were acquired in 2011.

     During 2010, we incurred approximately $0.1 million in costs related to the acquisitions that were included in the consolidated statements of operations in general and administrative expenses. One of the properties was acquired from ASRI. See the disclosure related to the Sabo Road property in Note 10-Related Party Transactions for additional information.

     During 2010, controlling interests were acquired in certain properties we managed. The total consideration for these controlling interests was $7.6 million. The consideration was a combination of cash $0.3 million, assumed debt $5.3 million, a third party equity contribution of $1.0 million and OP units valued at $1.0 million.

INTANGIBLE ASSETS PURCHASED

     Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities), and allocates the purchase price to the acquired assets and assumed liabilities. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases.

     We evaluate acquired “above and below” market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

     Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 6 years. Amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. We currently have no intangible lease costs related to above-market leases.

     Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 6 years. Accretion of below-market leases was approximately $0.44 million and $0.4 million for the two years ended December 31, 2011 and December 31, 2010, respectively. Such accretion is recorded as an increase to rental income.

     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Amortization
Year Ending	Expense (in-place
December 31,	lease value)
2012	$343
2013	314
2014	289
2015	67
2016	0
$1,013

NOTE 4. ASSETS HELD FOR SALE

     Below is a listing of the consolidated properties we have listed for sale. We can make no guarantees as to our ability to sell any of our consolidated properties. We further cannot assure you that we will achieve a sales price that allows us to receive cash to fund our operations.

     For those consolidated properties listed for sale that we do not have an ownership percentage in (VIE properties), we will receive transaction fees if/when a sale is successfully executed.

		ASR	Carrying	Carrying
	Property	Ownership	Value of	Value of
Property Name	Type	Precentage	Property	debt
			(in thousands)
Beltway Industrial Park	Industrial	100%	$14,629	$16,445
Foxborough Business Park	Industrial	0%	5,246	3,683
Sierra Southwest Pointe	Industrial	100%	2,667	3,570
800 & 888 Sam Houston Parkway	Office	100%	3,238	4,411
Fountain View Office Tower	Office	51%	12,817	11,750
Park Ten Place I	Office	100%	3,775	4,790
Park Ten Place II	Office	100%	3,132	3,753
Attic self-storage - Blanco	Self Storage	0%	1,608	1,316
Attic self-storage - Laredo	Self Storage	0%	3,144	1,758
Florida 2 - Ocala Self Storage	Self Storage	0%	1,880	1,376
Florida 2 - Tampa Self Storage	Self Storage	0%	2,151	1,466
Grissom Road Self Storage	Self Storage	0%	3,860	2,336
Sabo Road Self Storage	Self Storage	55%	2,618	1,911
			$60,765	$58,565

NOTE 5. VARIABLE INTEREST ENTITIES

     We have identified multiple Variable Interest Entities where we are the primary beneficiary for accounting purposes. As a result, these VIE were consolidated in the consolidated financial statements, after eliminating intercompany transactions and presenting the interests that are not owned by us as non-controlling interests in the condensed consolidated balance sheets.

     The entities being consolidated as of December 31, 2011 include twelve self-storage properties, two multifamily properties, four student housing properties and nine commercial properties. This represents an increase of one self-storage property, one multifamily and one commercial property and a decrease of one assisted living facility, one multifamily, one commercial property and one student housing property as compared to the year ended December 31, 2010.

The Variable Interest Entities at December 31, 2011 were:

			Total	Percent of
			Gross	Gross
			Leasable	Leasable	Rented		Rent per
	Percentage		Square	Area	Square	Annualized	Square
Property Name	owned	City/State	Footage	Occupied	Feet	Net Rent	Feet
Commerce Distributions Center	1%	Commerce, CA	200,000	100%	200,000	1,056,000	5.28
Dixon & 51st Logistics Center	0%	Des Moines, IA	731,160	100%	731,169	2,128,026	2.91
Fishers Indiana Distribution Center	1%	Fishers, IN	637,531	100%	637,531	2,399,877	3.76
Foxborough Business Park	0%	Victorville, CA	127,992	83%	105,635	912,053	8.63
Ohio Commerce Center	0%	Strongsville, OH	194,558	100%	194,558	2,276,652	11.70
Springs Commerce Center I	0%	OK, GA, SC, VA, PA	1,006,993	100%	1,006,993	2,366,989	2.35
Springs Commerce Center II	0%	GA, AL	1,439,300	62%	886,450	1,960,793	2.21
Springs Office	0%	Fort Mill/Lancaster, SC	265,493	100%	265,493	1,993,576	7.51
Strongsville Corporate Center	2%	Strongsville, OH	125,006	100%	125,006	2,084,609	16.68
Industrial/Commercial Properties			4,728,033	88%	4,152,835	17,178,575	4.14

Campus Court Student Housing	11%	Cedar Falls, IA	72,480	99%	71,760	583,222	8.13
Muirwood Village	0%	Zanesville, OH	157,600	88%	138,601	1,504,192	10.85
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	203,740	92%	187,574	1,872,106	9.98
College Park Student Apartments	0%	Cedar Rapids, IA	485,720	100%	485,720	1,557,681	3.21
University Fountains Lubbock	0%	Lubbock, TX	284,436	93%	265,655	4,544,911	17.11
University Springs San Marcos	0%	San Marcos, TX	176,944	99%	174,290	2,557,324	14.67
Multi-Family/Student Housing Properties			1,380,920	96%	1,323,600	12,619,436	9.53

Loop 1604 Self Storage	38%	San Antonio, TX	164,325	91%	149,655	891,560	5.96
Aldine Westfield Self Storage	0%	Houston, TX	64,975	64%	41,313	384,718	9.31
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	48,130	79%	38,135	313,222	8.21
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	47,870	100%	47,870	472,388	9.87
Charleston Blvd Self Storage	0%	Las Vegas, NV	55,600	72%	40,275	219,725	5.46
Florida 2 - Ocala Self Storage	0%	Ocala, FL	42,091	55%	22,989	157,936	6.87
Florida 2 - Tampa Self Storage	0%	Tampa, FL	60,900	70%	42,350	252,505	5.96
Ft. Worth Northwest Self Storage	0%	Fort Worth, TX	69,275	63%	43,850	462,410	10.55
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	104,265	50%	51,749	583,457	11.27
Grissom Road Self Storage	0%	San Antonio, TX	90,120	99%	89,545	554,467	6.19
Houston South Mason (Patrick's)	0%	Katy, TX	58,730	70%	41,350	319,318	7.72
San Antonio Self Storage	0%	San Antonio, TX	233,213	82%	191,364	1,336,732	6.99
Self-Storage Properties			1,039,494	77%	800,445	5,948,438	7.43

The pro forma information below is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information by including the newly consolidated VIE’s to the Company’s results of operations during the year ending December 31, 2011. The pro forma financial information presented below also includes depreciation and amortization plus consolidation of the VIE’s as if such consolidation had occurred as of January 1, 2010. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

Proforma Results of Operations

	Year ended
	December 31,
	2011	2010
	(in thousands)
Total Revenue	$74,443	$52,808
Total Expense	(96,001)	(71,851)
Net loss before non-controling interest and tax	(21,558)	(19,043)
Deferred tax benefit	4,035	4,661
Income from discontinued operations	17,313	(784)
Non-controlling interest	4,209	7,129
Net income (loss)	$3,999	$(8,037)

     The accompanying financial statements include the operations of the newly consolidated VIE’s in 2011 from the acquisition date and consolidation date in accordance with our business combination and VIE policies. A summary of the effect on operations follows:

VIE component of the consolidated statement of operations
for the year ending December 31, 2011
(in thousands)
Total Revenue	$2,864
Total Expenses	(3,665)

Net Loss before Noncontrolling
Interest & Tax	(801)
Deferred Tax Benefit	-
Non-Controlling Interest	801

Net Loss	$-

     The deconsolidation of certain VIE’s in 2011 was due to a change in our management relationship with the properties. We no longer manage or have a continuing involvement with three of these properties. We continue to manage the fourth property, which is a student housing property, although we no longer are the primary beneficiary because we no longer control the property. The impact on our year to date Consolidated Financial Statements was a decrease in total assets of $74.8 million, a decrease in total liabilities of $56.7 million and a decrease in non-controlling interest of $18.1 million. In addition, total net income attributable to non-controlling interests of $0.5 million was recorded from the deconsolidated properties. The de-consolidation of these entities did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

     We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net income attributable to non-controlling interests.

     The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	December 31,
	2011	2010
Assets
Restricted Cash	$4,157	$4,016
Receivables	2,365	1,515
Fixed Assets Net of depreciation	316,361	372,908
Other Assets	8,123	8,858
Total Assets	$331,006	$387,297

Liabilities
Accounts payable	634	5,734
Notes payable	237,276	268,776
Other liabilities	7,144	1,809
Total liabilities	$245,054	$276,319

Variable interest entity net carrying amount	$85,952	$110,978

     At December 31, 2011, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The debt is solely secured by the property of the respective VIE’s.

     During the year ended December 31, 2011, we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of December 31, 2011 relating to advances during 2010. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 6. REAL ESTATE

     The cost and accumulated depreciation of rental property held for investment as of December 31, 2011 and 2010 are as follows (in thousands):

		Building and		Accumulated	Net Recorded
2011	Land	Improvements	Total Cost	Depreciation	Value
ASR Owned
Office	$40,572	$103,196	$143,768	$(48,439)	$95,329
Industrial	6,419	20,160	26,579	(7,738)	18,841
Retail	2,811	5,077	7,888	(2,074)	5,814
Self-Storage	535	2,439	2,974	(356)	2,618
Other	-	787	787	(566)	221
	50,337	131,659	181,996	(59,173)	122,823

VIE Properties
Industrial	32,272	161,525	193,797	(14,330)	179,467
Residential	16,187	83,930	100,117	(6,367)	93,750
Self-Storage	18,949	25,982	44,931	(1,787)	43,144
	67,408	271,437	338,845	(22,484)	316,361

TOTAL	$117,745	$403,096	$520,841	$(81,657)	$439,184

		Building and		Accumulated	Net Recorded
2010	Land	Improvements	Total Cost	Depreciation	Value
ASR Owned
Office	$52,512	$155,785	$208,297	$(69,371)	$138,926
Industrial	8,709	31,866	40,575	(11,071)	29,504
Retail	2,650	9,973	12,623	(4,716)	7,907
Self-Storage	536	2,216	2,752	(38)	2,714
Other	-	654	654	(448)	206
	64,407	200,494	264,901	(85,644)	179,257

VIE Properties
Industrial	$37,959	$176,264	$214,223	$(5,374)	$208,849
Residential	21,763	112,072	133,835	(2,765)	131,070
Self-Storage	12,279	21,017	33,296	(307)	32,989
	72,001	309,353	381,354	(8,446)	372,908

TOTAL	$136,408	$509,847	$646,255	$(94,090)	$552,165

FUTURE MINIMUM RENTS

     The Company leases its office, industrial, retail center and self-storage property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2011, are as follows (in thousands):

MINIMUM RENTS

Year Ending	Future Minimum Rents
December 31,	ASR	VIE	Total
2012	$17,912	$27,166	$45,078
2013	11,842	14,514	26,356
2014	8,080	14,478	22,558
2015	4,335	14,370	18,705
2016	2,580	12,121	14,701
Thereafter	2,543	110,961	113,504
	$47,292	$193,610	$240,902

NOTE 7. DISCONTINUED OPERATIONS

     In December 2011, the lender for our Technology property foreclosed on the asset. The 118,413 square foot industrial property is located in Austin, Texas. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $7.1 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $1.7 million. No proceeds were received as a result of the transaction.

     In November 2011, the lender for our Northwest Corporate Center property foreclosed on the asset. The 86,900 square foot office property is located in St. Louis, Missouri. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $5.3 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $0.6 million. No proceeds were received as a result of the transaction.

     In August 2011, the lender for our Creekside property foreclosed on the asset. The 47,810 square foot office property is located in San Ramon, California. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $5.7 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $0.4 million. No proceeds were received as a result of the transaction.

     7700 Irvine Center, a 209,343 square foot office property, located in Irvine, California was sold on June 28, 2011 for $56.5 million, resulting in net proceeds of approximately $6.1 million. The transaction generated a gain on sale before income tax expense of $23.3 million. The gain on the sale of the property significantly diminished our federal net operating loss carry-forward. The proceeds from the sale were used to distribute $2.5 million to the non-controlling interest in 7700 Irvine Center, and to reduce debt, accrued liabilities and accounts payables.

     During March 2010, we closed escrow on 5850 San Felipe Road and realized proceeds of $5.2 million. The proceeds allowed us to repurchase the preferred interest in the partnership that owned the property, reduce debt and payables. We recorded a gain on the sale of discontinued operations before income taxes in our consolidated statements of operations of $4.3 million.

     The consolidated statements of operations of discontinued operations for the years ending December 31, 2011 and 2010 are summarized below:

	Years Ended
	December 31,
	2011	2010
	(In thousands)
Rental Revenue	$3,969	$6,924
Less Expenses (1)	(6,522)	(12,470)
Loss from discontinued operations before gain
on sale, foreclosure and income tax (expense)/benefit	(2,553)	(5,546)
Gain on sale of real estate asset	23,299	4,315
Gain on foreclosure of real estate asset	2,717	-
Income tax (expense)/benefit	(6,150)	447
Income/(loss) from discontinued operations	$17,313	$(784)
____________________

(1)	Includes interest expense of approximately $2.2 million and $4.2 million for the years ending December 31, 2011 and December 31, 2010, respectively. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

     Income from discontinued operations for the year ending December 31, 2011 includes the gain resulting from the sale of 7700 Irvine Center, the gain on the foreclosures of Creekside, Northwest Corporate Center and Technology and the operating results of these properties through the date of disposition. Loss from discontinued operations for the year ended December 31, 2010 represents the gain on sale of 5850 San Felipe, a 101,880 square foot office property sold in March 2010 and the operating results of 5850 San Felipe, 7700 Irvine Center, Creekside, Northwest Corporate Center and Technology. See Note 16 – Restructuring of Debt.

     Our total assets and total liabilities decreased by $50.2 million and $70.2 million respectively, as a result of the 2011 dispositions.

NOTE 8. ASSET IMPAIRMENTS

Goodwill

     During the year ending December 31, 2011, we performed an assessment of goodwill that indicated the carrying value of goodwill exceeded the fair value requiring us to perform the second step of the impairment test. In the second step, we estimated the fair value of the goodwill using the income approach. Using the income approach required management to estimate the gross probable income for the reporting unit associated with the goodwill. Management then estimated and deducted from the gross probable income, the estimated probable expenses that would be incurred to generate the income. After the estimated probable expenses were deducted from the estimated gross probable income the resulting estimated probable net income was present valued using a factor that management believed was reasonable. The assumptions used by management can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. These assumptions are based on management’s internal analysis and are not derived from an observable market. The assumptions would be considered Level 3 assumptions in the Fair Value Hierarchy. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of impairment expense, different assumptions could impact our statement of operations and could impact the results of future impairment reviews.

     As a result of the analysis, we determined the carrying value of the goodwill exceeded its fair value and recorded $1.3 million of impairment expense related to goodwill. The impairment reduced the beginning value of goodwill of $4.0 million to $2.7 million as of December 31, 2011.

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

Purchased Intangibles Subject to Amortization

     During the year ending December 31, 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $0.7 and $3.4 million for the years ending December 31, 2011 and December 31, 2010, respectively, that reduced the fair value of the impaired contracts to zero.

Real Estate Held for Investment

     Rental properties are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. We assess the expected undiscounted cash flows based upon numerous factors and estimates, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value. During the year ending December 31, 2011, we determined certain conditions existed that an evaluation for impairment was needed on certain of our properties. For the year ending December 31, 2011, we recorded impairment charges of $2.5 million on real estate held for investment. The impairment charges were primarily due a determination that the market value of three of our assets were lower than their carrying value as a result of an analysis of future undiscounted cash flows and market data. Based on our evaluation as of December 31, 2011 we do not believe that any other properties in our portfolio should be impaired.

NOTE 9. FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Non-Recurring Basis. We measure our goodwill and real estate assets on a non-recurring basis for impairment of fair value using an income approach. Using the income approach requires management to estimate the gross probable income for the reporting unit associated with the asset. Management then estimates and deducts from the gross probable income, the estimated probable expenses that would be incurred to generate the income. After the estimated probable expenses were deducted from the estimated gross probable income the resulting estimated probable net income was present valued using a factor that management believes is reasonable. The assumptions used by management can have a significant impact on the value of identifiable assets and accordingly can impact the value recorded. These assumptions are based on management’s internal analysis and are not derived from an observable market. The assumptions would be considered Level 3 assumptions in the Fair Value Hierarchy. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of impairment expense, different assumptions could impact our statement of operations and could impact the results of future impairment reviews.

     See Note 8. Asset Impairments for information relating to impairment expense recorded in prior interim periods in 2011 as the result of the assessment of impairment of goodwill and real estate assets using this approach.

NOTE 10. RELATED PARTY TRANSACTIONS

     The following transactions are related party transactions which may include amounts that were eliminated in the consolidation of VIE’s and controlled entities.

     In December 2011, John Galardi, a principal stockholder and director, loaned $0.25 million to the Company and pledged $0.4 million in certificates of deposit to additionally secure another loan of the Company.

     In September 2010, the Company acquired two notes receivable, each with a face amount of $0.5 million, and interests in three apartment complexes (Centennial Park Investors, LLC, Town Center Investors, LLC and EP Investors LLC) and one student housing facility (Campus Court TIC 1, LLC). The acquisitions, which were acquired from American Spectrum REIT I, Inc. (“ASRI”) for a total purchase price of $1.3 million, were funded by the issuance of 102,697 OP units. The number of units have been adjusted to effect a two- for one- reverse split of all OP units. William J. Carden is a director and President of ASRI. Mr. Carden is Chief Executive Officer, Chairman of the Board, and a principal stockholder in the Company. The two $0.5 million notes bear interest at a rate of 12% per annum and are payable on demand from Evergreen Realty Group, LLC (“ERG”).

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

     The note, in the amount of $1.0 million, has a stated interest rate of 12% per annum. The note and accrued interest is receivable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest. Accrued and unpaid interest on the note totaled approximately $0.2 million at December 31, 2011. The Company has not recognized interest income on the note since its acquisition. The note is secured by two properties in Florida. The Company has commenced foreclosure proceedings against these two properties. The note in the amount of $0.4 million, which was due from ASRI, bore interest at 10% per annum. This note and accrued interest of approximately $0.1 million, was paid to the Company in January 2011. The account receivable acquired, which totaled approximately $0.4 million, is due from ERG. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement.

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

     The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee paid for the year ended December 31, 2010 was approximately $80,000. The Guarantee Fee paid for the year ended December 31, 2011 was approximately $165,000. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, Beltway Industrial, 2620/2630 Fountain View, 2640/2650 Fountain View. There are also six corporate notes being guaranteed. These guaranteed notes total $32.1 million. See Note 11. Notes Payable.

     During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease was approximately $0.5 million over the term of the lease. 7700 Irvine Center Drive was sold in June 2011. During the same year, the Company subleased back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $79,000. As of December 31, 2011, $26,356 was due to the Galardi Group.

NOTE 11. NOTES PAYABLE

We had the following notes payable outstanding as of December 31, 2011 and 2010 secured by the following properties (dollars in thousands):

		December 31,
		2011		2010
		Principal		Principal
Property (unless otherwise noted)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
ASR Owned - Fixed Rate:
Pacific Spectrum (1)	6/10/2010	5,191	8.02%	5,191	8.02%
Bristol Bay (1)	8/1/2011	6,687	7.58%	6,792	7.58%
Technology	8/1/2011	-	7.44%	7,091	7.44%
Creekside	12/1/2011	-	7.17%	5,747	7.17%
Corporate – Secured by 6430 Atrium, 1501 Mockingbird Lane & CD (7) (8)	3/18/2012	890	5.50%	890	8.75%
2640 - 2650 Fountain View (5)(7)	4/29/2012	822	10.00%	1,031	10.00%
Sabo Road Self Storage	4/30/2012	1,911	7.42%	1,973	7.42%
Park Ten Place I	5/11/2012	4,314	7.45%	4,402	7.45%
Park Ten Place II	5/11/2012	3,380	7.45%	3,449	7.45%
2855 Mangum (1)	5/11/2012	2,495	7.45%	2,535	7.45%
2855 Mangum (1)	5/11/2012	1,355	6.00%	1,380	6.00%
Atrium 6430 (1)	5/11/2012	2,094	7.45%	2,127	7.45%
Corporate – Unsecured (7)	5/31/2012	1,000	9.50%	1,000	9.50%
Sierra Southwest Pointe	6/1/2012	2,620	7.33%	2,671	7.33%
Corporate – Secured by Sierra Southwest Point (6) (7)	6/12/2012	950	5.50%	950	8.75%
Corporate - Secured by Certificates of Deposits (7)	6/15/2012	992	4.50%	992	4.50%
Park Ten Place I	8/11/2012	476	7.45%	484	7.45%
Park Ten Place II	8/11/2012	373	7.45%	380	7.45%
Corporate - Secured by NW Spectrum Plaza & FMC Technology (4) (7)	12/3/2012	500	5.50%	750	8.75%
Corporate – Unsecured (8)	1/27/2013	250	6.00%	-	0.00%
Corporate – Secured by Bristol Bay (7)	2/1/2013	1,703	5.50%	1,736	5.50%
Corporate – Secured by Management Contracts (7)	3/5/2013	697	5.50%	863	8.75%
11500 Northwest Freeway	6/1/2014	3,932	5.93%	4,008	5.93%
11500 Northwest Freeway	6/1/2014	285	5.93%	290	5.93%
Morenci Professional Park (1)	7/1/2014	1,579	7.25%	1,632	7.25%
Northwest Corporate Center	8/1/2014	-	6.26%	5,312	6.26%
FMC Technology	9/1/2014	8,428	5.32%	8,545	5.32%
8100 Washington	2/22/2015	2,117	5.59%	2,156	5.59%
8300 Bissonnet (1)	5/1/2015	4,484	5.51%	4,484	5.51%
2620 - 2630 Fountain View (7)	6/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird Lane	7/1/2015	3,135	5.28%	3,189	5.28%
5450 Northwest Central	9/1/2015	2,536	5.38%	2,585	5.38%
Corporate – Secured by Florida Tampa and Ocala (7) (9)	12/22/2015	-	5.00%	2,900	5.00%
800 & 888 Sam Houston Parkway (7)	12/29/2015	4,411	6.25%	4,528	6.25%
Fountain View Office Tower	3/1/2016	11,750	5.82%	11,967	5.82%
Gray Falls and 12000 Westheimer	1/1/2017	7,173	5.70%	7,267	5.70%
Atrium 6420 (1)(11)	6/5/2017	6,262	5.87%	6,286	5.87%
7700 Irvine Center	8/1/2017	-	5.99%	45,000	5.99%
2640 - 2650 Fountain View (7)	4/29/2018	12,191	6.50%	12,361	6.50%
Corporate – Secured by management contracts	12/31/2019	9,380	5.00%	9,410	5.00%
Corporate – Unsecured (3)	Variable	1,409	(3)	1,237	(3)
Corporate - Secured by various (3)	Variable	1,802	(3)	-	(3)

	Subtotal	$124,924		$190,941

		December 31,
		2011		2010
Property (unless otherwise noted)	Maturity Date	Principal	Interest Rate	Principal	Interest Rate
		Balance		Balance
Owned - Variable Rate
Northwest Spectrum Plaza	4/19/2012	2,585	2.66%	2,820	2.90%
Windrose Plaza	4/19/2012	2,492	2.66%	2,612	2.90%
Beltway Industrial Park (2) (7)	6/9/2013	16,282	7.00%	17,170	7.00%
Beltway Industrial Park (7)	6/9/2013	163	7.00%	-	7.00%
Corporate – Unsecured (7)	12/12/2013	300	6.00%	500	6.00%
	Subtotal	$21,822		$23,102

	Subtotal ASR Owned	146,746		214,043

Consolidated VIEs
Houston South Mason (Patrick's) (1)	12/25/2011	2,745	7.25%	2,898	7.25%
Redmond Commerce		-		16,125	5.46%
Centennial Park		-		12,320	5.06%
Foxborough Business Park (10)	3/1/2012	3,683	7.70%	-	7.70%
Ft. Worth Northwest Self Storage	7/1/2012	1,936	6.23%	2,049	6.23%
San Antonio 3 - AAA Stowaway / FOE	8/1/2012	10,504	6.05%	-	6.05%
Phoenix Assisted Living 51	9/1/2012	-	6.88%	3,794	6.88%
Fishers Indiana Distribution Center	10/1/2012	17,331	5.42%	17,953	5.42%
Commerce Distribution Center	12/1/2012	9,598	6.12%	9,783	6.12%
Charleston Blvd. Self Storage (1)	1/1/2015	2,526	5.77%	2,570	5.77%
University Heights San Marcos	8/1/2015	-	5.21%	21,148	5.21%
University Springs San Marcos	12/1/2015	9,505	5.55%	9,644	5.55%
Florida 2 - Ocala Self Storage	12/22/2015	1,376	5.00%	-	5.00%
Florida 2 - Tampa Self Storage	12/22/2015	1,466	5.00%	653	5.00%
Campus Court Student Housing	5/11/2016	4,683	5.78%	4,747	5.78%
University Fountains Lubbock	1/1/2016	21,149	5.57%	21,456	5.57%
Dixon & 51st Logistics Center	1/1/2016	17,538	5.69%	17,805	5.69%
Grissom Road Self Storage	6/1/2017	2,336	7.00%	2,363	7.00%
Loop 1604 Self Storage	9/11/2017	4,298	6.70%	4,345	6.70%
College Park Student Apartments	11/6/2017	14,431	6.35%	14,610	6.35%
Ohio II Residences at Newark & Sheffield	1/1/2018	9,422	6.74%	9,532	6.74%
Muirwood Village	2/1/2018	7,790	6.58%	-	6.58%
Aldine Westfield Self Storage	10/31/2018	1,057	4.76%	-	4.76%
Attic Space Self Storage - Blanco Rd.	4/1/2021	1,316	6.63%	1,682	6.63%
Attic Space Self Storage - Laredo Rd.	4/1/2021	1,758	6.63%	1,549	6.63%
Aldine Westfield Self Storage	8/14/2019	1,289	6.07%	2,465	6.07%
Ft. Worth River Oaks Self Storage	7/1/2021	2,155	6.00%	2,419	6.00%
Strongsville Corporate Center	11/11/2034	14,687	5.50%	15,027	5.50%
Ohio Commerce Center	6/11/2035	18,727	5.64%	19,028	5.64%
Springs Commerce Center 1	5/11/2036	16,849	5.75%	17,136	5.75%
Springs Office	6/11/2036	14,560	5.75%	14,806	5.75%
Spring Commerce Center II	7/11/2036	20,512	6.00%	20,773	6.00%
Other Unsecured Notes		2,049	6.00%	96	6.00%

	Subtotal VIE	$237,276		$268,776

Grand Total		$384,022		$482,819
____________________

(1)	We are currently electing not to pay our monthly payments and negotiating extension terms with the lender. See additional information regarding these debts below.

(2)	In June 2011, we made a principal pay-down of approximately $0.5 million on the note and the lender extended the maturity date to June 9, 2013.
(3)	We have re-negotiated some of our accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all fifteen arrangements vary between July 2011 to December 2015, of which some of these arrangements are past due.
(4)	In January 2011, we made a principal pay-down of approximately $0.25 million on the note and the lender extended the maturity date to December 3, 2012.
(5)	The loan was extended for one year and the note was reduced by $0.09 million.
(6)	The loan was extended for one year.
(7)	This debt is guaranteed by the Company and in some cases by at least one of our executive officers and/or board members.
(8)	In December 2011, John Galardi loaned $0.25 million to the Company and pledged $0.4 million in Certificate of Deposits to secure another loan.
(9)	This loan has been reclassified to the consolidated VIE section.
(10)	Foxborough Business Park was sold in March 2012.
(11)	Atrium 6420 was foreclosed upon by the lender in March 2012.

     The required principal payments on our consolidated debt for the next five years and thereafter, as of December 31, 2011 are as follows (in thousands):

Year	ASR	VIE	Total
2012	58,945	47,997	106,942
2013	19,148	4,407	23,555
2014	13,076	3,546	16,622
2015	17,358	22,256	39,614
2016	18,069	84,875	102,944
Thereafter	20,150	74,195	94,345
Total	146,746	237,276	384,022

     We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment. These notes have been marked with a (1) in the above table (in thousands):

	ASR Ownership	Balance
Property Secured by	Percentage	December 31, 2011
Pacific Spectrum	100%	5,191
2855 Mangum	100%	3,850
Atrium 6430	100%	2,094
Bristol Bay	100%	8,390
Morenci Professional Park	100%	1,579
8300 Bissonnet	100%	4,484
Atrium 6420	100%	6,262
Charleston Blvd Self Storage	0%	2,526
Houston S Mason (Patricks)	0%	2,745
TOTAL		37,121

     We have elected not to make payments on debt of $37.1 million due to the unpaid balances of the mortgages exceeding the market value of the properties. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The lenders holding the debt on 8300 Bissonnet, Pacific Spectrum 2855 Magnum, Bristol Bay and Morenci Professional Parke have placed these properties into receivership and have initiated foreclosure proceedings. In March 2012, Atrium 6420 was foreclosed upon.

     All but one of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are not guaranteed by us. One note for $1.7 million secured by Bristol Bay was guaranteed by us. Negotiations are in progress to settle this debt. All of the notes which we have elected not to pay have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes. Certain of these properties currently have operating deficits. We evaluated the properties carrying value related to the long-lived assets of the properties secured by these loans and determined that impairment of $2.5 million should be recorded at December 31, 2011. For further discussion see Note 8. Asset Impairments.

     We were able to negotiate new loan terms with several holders of our accounts payable. The outstanding balance of these notes is $3.3 million.

     During 2011, we issued 43,685 shares of common stock to three different creditors.

     Unamortized financing costs at December 31, 2011 and December 31, 2010 were $1.2 million and $1.1 million, respectively. Most of our mortgage debt is not cross-collateralized. We have one mortgage loan that is cross-collateralized with a second property.

NOTE 12. NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the activity for the operating partnership units (”OP Units”):

	Years ended,
	December 31,
Operating Partnership units	2011	2010
	(in thousands)
Balance, beginning of period	4,554	3,208
Issuance for Evergreen Acquisition	-	800
Issuance for other acquisitions	-	518
Other Issuances	78	28
Redemptions	(44)	-
Balance, end of period	4,588	4,554

Ownership of Operating Partnership units
ASR	3,345	2,968
Non-controlling Interest	1,243	1,586
	4,588	4,554

     The following represents the effects of changes in the Company’s equity related to non-controlling interests:

	Years ended,
	December 31,
	2011	2010
	(in thousands)
Net income (loss) attributable to the Company	$3,999	$(8,037)
Increase in the Company's paid-in-capital on exchange of OP Units for shares of
common stock	2,342	211
Increase in the Company's paid-in-capital on reclassification of preferred interest
from temporary equity	-	370
Change from net income (loss) attributable to the Company related to non-
controlling interest transactions	$6,341	$(7,456)

NOTE 13. INCOME TAXES

     The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Current expense (benefit):
Federal	$-	$-
State	155	163
	$155	$163

Deferred expense (benefit):
Federal	$2,996	$(4,608)
State	(1,036)	(663)
	$1,960	$(5,271)

     We have federal and state net operating loss carryforwards of approximately $26.7 million and $12.3 million, respectively, as of December 31, 2011.

     We are a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in our ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision. The net operating loss carryforwards expire in 2023 through 2031.

     For the two years ended December 31, 2011, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following:

	Years ended
	December 31,
	2011	2010
	(in thousands)
Expected income tax expense (benefit) at statutory federal rate	$414	$(6,959)
Permanent differences:
Non-controlling interest	1,433	2,170
Meals and entertainment	19	14
Share-based compensation	4	22
Return to provision	-	(20)
State income tax expense (benefit)	102	(335)
Other	143	-
Income tax expense (benefit)	$2,115	$(5,108)

     The components of deferred tax assets and liabilities consist of the following as of December 31, 2011 and December 31, 2010, respectively:

	Years ended
	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating losses	$9,765	$9,805
Built in gains	2,067	3,684
Intangible assets	642	1,151
Allowance for bad debts	219	154
Share-based compensation	54	50
Charitable contributions	8	8
Alternative minimum tax	85	85
Total deferred tax asset	$12,840	$14,937

Deferred tax liabilities:
Straight-line rents receivable	(717)	(854)
Total deferred tax liabilities	(717)	(854)

Net deferred tax asset	$12,123	$14,083

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

     We had no unrecognized tax benefits as of December 31, 2011. We do not expect that this will change significantly within the next twelve months. Our policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no penalties or interest accrued at December 31, 2011 related to unrecognized tax benefits. We believe that we have the appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Our federal and state tax returns open to audit generally include all years from 2008 and beyond.

     We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2011 and 2010, no valuation allowance has been recorded.

NOTE 14. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net income (loss) per share for each of the two years ended December 31, 2011 and 2010 is as follows (in thousands, except for shares and per share amounts):

	Years ended
	December 31,
	2011	2010
Loss from continuing operations	$(17,529)	$(14,212)
Net loss attributable to non-controlling interests from continuing operations	12,164	6,454
Loss from continuing operations attributable to American Spectrum Realty Inc. common
stockholders	(5,365)	(7,758)

Discontinued operations:
(Loss) income from discontinued operations	(2,553)	(5,546)
Gain on sale of discontinued operations	26,016	4,315
Income tax(expense) benefit	(6,150)	447
Net (income) loss attributable to non-controlling interests from discontinued operations	(7,949)	505

Income (loss) from discontinued operations	9,364	(279)
Preferred stock dividend	(240)	(240)
Net Income (loss) attributable to American Spectrum Realty , Inc. common stockholders	3,759	(8,277)

Basic and diluted per share data:
Income (loss) from continuing operations attributable to American Spectrum Realty, Inc. common
stockholders	($1.79)	$(2.66)
Income (loss) from discontinued operations attributable to American Spectrum Realty, Inc. common
stockholders	3.11	(0.10)
Net income (loss) attributable to American Spectrum Realty, Inc. common stockholders	$1.32	$(2.76)

Basic weighted average shares used	3,008,836	2,916,145

     The following outstanding preferred shares, employee stock options and OP units that can be converted into common stock on a one for one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Years ended,
	December 31,
	2011	2010
Preferred shares	55,172	55,172
Stock Options	17,500	58,750
OP Units	1,243,732	1,586,338
Total	1,316,404	1,700,260

NOTE 15. SHARE-BASED COMPENSATION

     Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

     The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Years Ended
	2011	2010
	(in thousands)
General and administrative	195	181
Total	$195	$181

As of December 31, 2011, approximately $0.7 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.8 years.

Valuation Assumptions

     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

     No options were granted during the twelve month periods ending December 31, 2011 and 2010.

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

     Our issued and outstanding stock options for the years ended December 31, 2011 and 2010 are fully vested and expensed.

     We declared and paid cash dividends to common shareholders in 2003 but do not plan to pay cash dividends to common stock shareholders in the foreseeable future.

     The fair value of each restricted stock award (RSA) is estimated on the date of grant based on the closing price of our stock on the grant date. Share-based compensation expense related to RSAs is recognized over the requisite service period.

Equity Incentive Program and Restricted Stock Awards

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

     We have reserved 360,000 shares under the Plan. As of December 31, 2011, we had issued 160,264 shares under the Plan.

     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant-date
	Options	Exercise Price	Number of	fair value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2009	58,750	$11.97	20,012

Granted	-	$-	28,500	$13.76
Options Exercised	-	$-
RSA Releases			(9,500)	$11.03
Forfeited/Expired	-	$-
Balances at December 31, 2010	58,750	$11.97	39,012	$12.86

Granted	-	$-	34,500	$17.09
Options Exercised	-	$-
RSA Releases			(14,166)	$12.45
Forfeited/Expired	(41,250)	$14.78	(10,338)	$12.87
Balances at Dec 31, 2011	17,500	$7.03	49,008	$15.96

     The intrinsic value of RSA’s was approximately $0.2 million as of December 31, 2011. The intrinsic value of RSA’s and the intrinsic value of exercisable in-the-money options was approximately $0.2 million as of December 31, 2011. The aggregate intrinsic value of the options and restricted stock awards outstanding at December 31, 2011 represents the total pretax intrinsic value, based on our closing stock price of $4.85 per share as of December 31, 2011, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of December 31, 2011.

     Options outstanding, vested and currently exercisable by exercise price at December 31, 2011 are as follows:

		Number	Weighted
		Outstanding	Average	Weighted
Range of		and	Remaining	Average
Exercise Prices		Exercisable	Contractual Term	Exercise Price
			(in years)
$4.05	$6.10	10,000	2.09	$5.46
$9.13	$9.13	7,500	4.35	$9.13
$4.05	$9.13	17,500

     During the years ended December 31, 2011 and 2010, we granted 34,500 and 28,500 restricted stock awards to certain officers and employees, respectively. The value of the restricted stock awards was based on the closing market price of our common stock on the date of each award. The total grant date fair value of the restricted stock awards granted during the year ended December 31, 2011 and 2010 was approximately $0.6 million and $0.4 million, respectively, which will be recognized over the vesting periods ranging from three to five years from the date of grant. The expense recorded for the years ended December 31, 2011 and 2010 was approximately $0.2 million and $0.2 million, respectively.

Awards to Non-Employees

     In February 2011, we issued 15,000 shares of Common Stock to a firm as consideration for business advisory services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $209,650.

     In July 2011, we issued 3,000 shares of Common Stock to a firm as consideration for consulting services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $50,000.

     In November 2011, we issued 25,685 shares of Common Stock to a firm as consideration as consideration for utility services. The fair value of the stock was based on the closing market price of our common stock on the date of grant. The consideration for the shares amounted to $300,000.

NOTE 16. RESTRUCTURING OF DEBT

     We have re-negotiated some of our accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all fifteen arrangements occur between July 2011 and December 2015. We settled certain accounts payable during the year ending December 31, 2011 with creditors on a discounted basis and recorded other income of $0.5 million. We also recorded a gain of $2.7 million on the foreclosure of three properties, which is included as a component of discontinued operations. The combined gain of $3.2, million, net of taxes, amounts to $0.67 per share.

NOTE 17. COMMITMENTS AND CONTINGENCIES

     In June 2011, we reached a settlement with our insurance carrier, ACE American Insurance Company, with respect to our Hurricane Ike claims. We received net proceeds of approximately $4.0 million as a result of the settlement, which was net of attorney fees, expert fees, consulting fees and other costs associated with the claims. We recognized a gain on the settlement of approximately $4.1 million which is included as a component of other income on our consolidated statement of operations for the year ended December 31, 2011.

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

     On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of operating partnership units which would be redeemable by Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010. (Our share price as of December 31, 2010 was $17.52; our net asset value as of December 31, 2010 has not been definitively determined.) In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to us payments of at least $578,000 which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR had failed to pay amounts then due under a $9.5 million promissory note held by New West. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim and deny that any payment is now due under the note, and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

NOTE 18. PREFERRED STOCK

     We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

     On December 30, 2008, we filed Articles Supplementary to our Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

     On December 31, 2008, we issued 55,172 shares of the Preferred Stock to Messrs. Carden, Galardi, and Brown (Also see Note 10. Related Party Transactions). Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by us and the holders will have no right to require redemption. The Preferred Stock is redeemable at our option at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     As of December 31, 2011 there were accrued and unpaid dividends on the outstanding preferred shares of $60,000, or $.02 per share.

NOTE 19. SUBSEQUENT EVENTS

     In March 2012, we received a loan in the amount of $2.0 million. The loan, which matures in March 2013, is secured by several of the Company's assets. The loan will primarily be used for general corporate obligations and working capital.

     In March 2012, Foxborough Business Park Center was sold for $4.9 million. In addition, Atrium 6420 was foreclosed on in March 2012. We anticipate recording a gain as a result of the foreclosure.

     In March 2012, we sold Park Ten Place I and II for $10.7 million and Sierra Southwest Pointe for $3.9 million. Net proceeds generated from the sales will be used to reduce corporate debt by approximately $2.0 million and accounts payable by approximately $1.0 million. We anticipate a gain will be recognized as a result of these sales.

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

     The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the directors and executive officers of the Company and its principal subsidiaries:

NAME	POSITION	AGE	TIME IN OFFICE
William J. Carden	Chairman of the Board and Chief Executive Officer	67	Since 2000
	President		Since 2002
	President, ASRM		Since 2011
G. Anthony Eppolito	Chief Financial Officer,	44	Since 2007
	Vice President, Treasurer and Secretary		Since 2006
Elisa R. Grainger	Chief Accounting Officer and Vice President	45	Since 2011
Paul E. Perkins	Managing Director, ASRA	46	Since 2010
John N. Galardi	Director	74	Since 2003
Presley E. Werlein, III	Director	65	Since 2006
D. Brownell Wheless	Director	63	Since 2011

     William J. Carden - Mr. Carden is Chairman of the Board, Chief Executive Officer and President. Mr. Carden has served as Chairman of the Board and Chief Executive Officer since the formation of the Company and as President since 2002. Mr. Carden has also served as President of American Spectrum Realty Management, LLC (“ASRM”), a wholly-owned subsidiary of the Company, since November 2011. Mr. Carden also serves as President and a director of American Spectrum REIT, Inc. and Evergreen Income & Growth REIT, Inc. Mr. Carden has been a director of CGS Real Estate Company, Inc. since 1989. He received an accounting degree from California State University, in Long Beach, California. Mr. Carden brings real estate development and management, investment, business development, and executive leadership expertise to the Board.

     G. Anthony Eppolito – Mr. Eppolito was appointed Chief Financial Officer in March 2007. Mr. Eppolito has served as Vice President, Treasurer and Secretary since January 2006. Mr. Eppolito has been with the Company since inception. Mr. Eppolito holds a Bachelor of Business Administration in Accounting from Texas A&M University in College Station, Texas and is a Certified Public Accountant.

     Elisa R. Grainger – Ms. Grainger was appointed Chief Accounting Officer and Vice President in May 2011. For over 15 years, Mrs. Grainger has held senior level financial positions that involved creating, managing and maintaining accounting and financial systems in public, private and entrepreneurial real estate companies. Ms. Grainger holds a Bachelor of Science and Administration in Accounting from California State University - Los Angeles. She became a Certified Public Accountant while working at KPMG.

     Paul E. Perkins – Mr. Perkins was appointed Managing Director of American Spectrum Realty Advisors, LLC (“ASRA”), in January 2010. ASRA is a wholly-owned subsidiary of the Company. Mr. Perkins provides advisory services to owners and managers of real estate in the areas of finance, recapitalization, loan work outs, acquisitions, dispositions and all related matters. Mr. Perkins also served as interim President of ASRM from February 2011 to November 2011. Prior to returning to ASR (2000-2004) Mr. Perkins worked for CBRE Institutional Properties Investment Sales Group (2005-2008) and Red Mountain Development Group (2008-2010) as VP of Finance and Investments. Mr. Perkins holds an undergraduate degree in business and finance from the University of Southern California and a master’s degree in real estate investments from New York University.

     John N. Galardi – Mr. Galardi is a director of the Company. Mr. Galardi has been the Chairman and Chief Executive Officer of Galardi Group, Inc., a privately-held franchising company encompassing more than 450 restaurants, including the Wienerschnitzel and Tastee Freez chains for more than the last five years. Mr. Galardi has been a director of CGS Real Estate Company, Inc. since 1989. Mr. Galardi has served on the Boards of BCT International, Inc. in Fort Lauderdale, Florida, and Renovar Energy Corporation in Midland, Texas. He has also served on the Board of Advisors of National Bank of Southern California and Marine National Bank. Mr. Galardi attended Southwest Baptist University in Missouri. Mr. Galardi brings investment, business development, real estate development and executive leadership expertise to the Board.

     Presley E. Werlein, III – Mr. Werlein is a shareholder in Werlein & Harris, P.C., a certified public accounting firm in Houston, Texas. He serves as President and Chief Executive Officer of Verde Capital, LLC, which is involved with institutions energy retrofits. He also serves as President of Parismina Advisors, LLC, which provides consulting services with respect to New Market’s Tax Credits. Mr. Werlein is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from the University of Texas in Austin, Texas. Mr. Werlein is Chairman of the Company’s Audit Committee and is a member of the Company’s Compensation and Nominating/Corporate Governance Committees. Mr. Werlein brings accounting, financial services and business development expertise to the Board.

     D. Brownell Wheless - Mr. Wheless is a partner in NuSource Financial Group, LLP and is a Certified Public Accountant. He holds an undergraduate degree in Economics from Rice University and has performed post graduate work at the University of Texas in Austin with a concentration in accounting. Mr. Wheless is a member of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees. Mr. Wheless brings accounting, financial services and executive leadership expertise to the Board.

     The Company has adopted Standards of Business Conduct, a copy of which is available on the Company’s website: www.americanspectrum.com, which are applicable to its executive officers and directors.

Director Independence

     The Board has determined that each person who served as a director during 2011, other than Mr. Carden and Mr. Galardi, was and is “independent” under the standards of the NYSE Amex (“Exchange”) applicable to the Company.

The Structure of the Board of Directors

     The Board is structured to provide for an appropriate balance between the powers of the CEO and the independent directors such that the ability of the independent directors to be informed, to discuss and debate issues they deem important, and to act objectively on an informed basis is not compromised. In creating the structure of the Board, the Company believes that the objective is to strengthen the independence and role of the Board with appropriate checks and balances on the power, actions and performance of the CEO. The Company firmly believes that the board structure allows for appropriate oversight by the Board in fulfilling its duties to the Company and to its stockholders. The Board has not designated a lead director position.

     The Board believes that having the same person serve as Chairman of the Board and CEO is in the best interests of its shareholders because it demonstrates for our employees, vendors, tenants, and other stakeholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. The Board believes that separating the two positions could cause duplication of efforts or confusion among parties that deal with the Company on a daily basis. Like the Company, many real estate companies and U.S.-based companies believe that combining the positions of Chairman of the Board and CEO, when coupled with an independent Board, is an efficient and effective method in protecting the interests of stockholders and enhancing stockholder value.

     Our Board of Directors is primarily responsible for overseeing the Company’s risk management processes. This responsibility has been delegated by the Board to the Audit Committee, the Compensation Committee and the Investment Committee, each with respect to the assessment of the Company’s risks and risk management in its respective areas of oversight. These committees and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy, and also ensure that risks undertaken by the Company are consistent with the Board’s appetite for risk. While the Board oversees the Company’s risk management, Company management is responsible for day-to-day risk management processes. The Company believes this division of responsibilities is the most effective approach for addressing the risks facing the Company and that the leadership structure of the Board supports this approach.

Information on Meetings and Committees of the Board of Directors

     In 2002, the Board established an Audit Committee and a Compensation Committee and in 2003 established a Nominating/Corporate Governance Committee and an Investment Committee. During 2011, the Board held seven meetings. During 2011, the Audit Committee held four meetings, the Compensation Committee held two meetings and the Nominating/Corporate Governance Committee held one meeting. All directors attended at least 75% of the meetings of the Board and the committees of which they are members.

Audit Committee

     The Audit Committee is composed of Mr. Werlein and Mr. Wheless. Each of the members of the Audit Committee is independent within the meaning of the listing standards of the Exchange. The Board has determined that Mr. Werlein is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission (“SEC”). In 2011, the Audit Committee held regular and quarterly meetings throughout the year. The Audit Committee has the authority, among other things, to appoint and dismiss the Company's independent auditors, discuss the scope and results of the audit with the independent auditors, review with management and the independent auditors the Company's interim and year-end operating results, consider the adequacy of the Company's internal accounting controls and audit procedures and review non-audit services to be performed by the independent auditors.

Report of the Audit Committee

     The Audit Committee is composed of two directors, acts under the written charter adopted and approved by the Board, and is independent, within the meaning of the listing standards of the Exchange. A copy of the charter can be found on the Company’s website at www.americanspectrum.com. The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors. The Committee assists the Board in its oversight of the Company's financial reporting process and selects the independent auditors. The Committee receives information from, consults with, and provides its views and direction to, management and the independent auditors on the basis of the information it receives and the experience of its members in business, financial and accounting matters.

     Management has the primary responsibility for the financial statements and the reporting process. The independent auditors are responsible for expressing an opinion on the conformity of the Company's audited financial statements to generally accepted accounting principles. The Audit Committee reviews the Company's financial reporting process on behalf of the Board.

     In this context, the Audit Committee (i) appointed the independent auditors and (ii) reviewed and discussed with management and EEPB, P.C. the Company's audited financial statements for 2011. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) and has received from the independent auditors the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees) and discussed with them their independence from the Company and its management. Further, the Audit Committee has considered whether the independent auditors' provision of certain non-audit services, namely tax return preparation, to the Company is compatible with the auditor's independence.

     In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for 2011.

Respectfully submitted,

AUDIT COMMITTEE
Presley E. Werlein III, Chairman
D. Brownell Wheless

Nominating Committee

     The Nominating/Corporate Governance Committee (the “Nominating Committee”) was established by the Board in 2003 and is composed of Mr. Werlein and Mr. Wheless, each of whom is independent within the meaning of the listing standards of the Exchange. The Nominating Committee has a charter, a copy of which can be found on the Company’s website at www.americanspectrum.com. The Nominating Committee selects or recommends that the Board select all candidates for all directorships and will consider candidates put forward by stockholders, who should follow the procedures set forth below under “Stockholder Proposals for the Company’s 2013 Annual Meeting.” In identifying candidates for membership on the Board of Directors, the Nominating Committee takes into account all factors it considers appropriate, which may include ensuring that the Board of Directors, as a whole, consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise, local or community ties and minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Nominating Committee also may consider the extent to which the candidate would fill a particular need on the Board.

     Diversity is an important strategic initiative at the Company and has relevance with respect to the Company’s employees, clients, tenants and shareholders. Accordingly, the Nominating Committee also recognizes the importance of diversity in identifying its director nominees. The Nominating Committee does not currently have a policy in place regarding diversity in director nominations, but recognizes that “diversity” has several dimensions and is important for the Board of Directors.

Compensation Committee

     The Compensation Committee was established by the Board in 2002 and is composed of Mr. Werlein and Mr. Wheless. No member of the Compensation Committee has served as an officer of the Company or any of its subsidiaries. The Compensation Committee has the authority to review and approve salary arrangements, including grants of annual incentive awards for the Company's directors, officers and other employees, adopt and amend employment agreements for its officers and other employees, and administer the Company's stock plan. The Compensation Committee has full authority to determine executive and director compensation. Management recommendations may be considered by the Compensation Committee. The Compensation Committee does not generally engage compensation consultants but may do so in the future. The Compensation Committee has a charter, a copy of which can be found on the Company’s website at www.americanspectrum.com.

SECTION 16(a)
BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock, to file reports of ownership of, and transactions in, the Company's securities with the SEC, the Exchange and the Company. Based solely on the review of copies of such filings received by the Company or any written representations from certain reporting persons, the Company believes that its directors, officers and 10% or more stockholders timely filed all reports required of them during 2011 under Section 16(a) except for one late Form 4 filing by Mr. Carden reporting three transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock Awards
Position	Year	Salary ($)	Bonus ($)	($) (a)	Total ($)
William J. Carden	2011	589,491	--	17,090	606,581
Chief Executive Officer	2010	557,000	--	11,550	568,550
G. Anthony Eppolito	2011	155,209	--	85,450	240,659
Chief Financial Officer	2010	171,901	--	23,100	195,001
Paul E. Perkins	2011	225,000	--	170,900	395,900
President, ASRA	2010	146,920	--	76,250	223,170
____________________

(a)	For 2011, represents the following numbers of restricted shares granted on July 1, 2011: 1,000 shares to Mr. Carden, 5,000 shares to Mr. Eppolito and 10,000 shares to Mr. Perkins. For 2010, represents the following numbers of restricted shares granted on May 12, 2010: 1,000 shares to Mr. Carden and 2,000 shares to Mr. Eppolito; and on November 10, 2010: 5,000 shares to Mr. Perkins. The dollar values are based on the fair market value on the date of grant. The restricted shares are subject to repurchase by the Company upon termination of the individual’s employment for a price of $.02 per share. With respect to Mr. Carden, the repurchase restriction for the shares granted in 2011 and 2010 lapses in three equal installments with the first investment lapsing on the anniversary of the grant date. With respect to Mr. Eppolito, the repurchase restriction for the shares granted in 2011 lapses in five equal annual installments with the first investment lapsing on the anniversary of the grant date; and for the shares granted in 2010 lapses in three equal annual installments with the first investment lapsing on the anniversary of the grant date. With respect to Mr. Perkins, the repurchase restriction for the shares granted in 2011 lapses in five equal annual installments with the first investment lapsing on the anniversary of the grant date; and for the shares granted in 2010 lapses in five equal annual installments with the first investment lapsing on January 1, 2011. The recipients of restricted stock paid no consideration to the Company for their shares, have the right to vote their shares, to receive and retain all cash dividends payable to the Company’s stockholders and to exercise all rights, powers and privileges of a stockholder, with the exception that the recipient may not transfer the Common Stock during the restricted period.

Stock Incentive Plan

     The Company has in effect Omnibus Stock Incentive Plan (the “Plan”), which was established by the Board in 2001, is administered by the Compensation Committee and provides for the granting of options, stock appreciation rights, restricted stock and performance units and shares, as may be determined by the Board. Under the Plan, up to a total of 360,000 shares of the Company's Common Stock may be issued to executive officers, directors or other key employees of the Company. Options to acquire Common Stock are expected to be in the form of incentive and non-qualified stock options and are exercisable for up to ten years following the date of the grant. The Board sets the exercise price of each option, but the Plan requires that the exercise price per share equal or exceed the fair market value of the Company's Common Stock on the grant date. As of December 31, 2011, the Plan had 199,716 shares available for issuance.

Employment Agreements

     On January 1, 2012, Mr. Eppolito and the Company entered into a three month employment that provided for a monthly base salary of $9,000 and the accelerated vesting of Mr. Eppolito 6,834 unvested restricted shares. The agreement also provides for a three month severance in the event the agreement is not extended upon expiration.

     Mr. Carden and Mr. Perkins do not have employment contacts.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

          The following table sets forth information regarding option award and stock awards as of December 31, 2011 by the named executive officers.

	Option Awards			Stock Awards
	Number of
	securities	Option		Number of	Market value of
	underlying	exercise	Option	shares of stock	shares of stock
	unexercised	price per	expiration	that have not	that have not
Name	options (#)	share ($)	date	vested (#)(a)	vested ($)(b)
William J. Carden	--	--	--	2,002	28,352
G. Anthony Eppolito	--	--	--	6,834	106,156
Paul E. Perkins	--	--	--	14,000	231,900
____________________

(a)	Represents unvested shares of restricted stock granted in 2009, 2010 and 2011. For 2009, represents the following numbers of restricted shares granted on May 8, 2009: 1,000 shares to Mr. Carden and 1,500 shares to Mr. Eppolito. For 2010, represents the following numbers of restricted shares granted on May 12, 2010: 1,000 shares to Mr. Carden and 2,000 shares to Mr. Eppolito; and on November 10, 2010: 5,000 shares to Mr. Perkins. For 2011, represents the following number of restricted shares granted on July 1, 2011: 1,000 shares to Mr. Carden; 5,000 shares to Mr. Eppolito and 10,000 shares to Mr. Perkins. With respect to Mr. Carden, the repurchase restriction for the shares granted in 2009, 2010 and 2011 lapses in three equal installments with the first investment lapsing on the anniversary of the grant date. With respect to Mr. Eppolito, the repurchase restriction for the shares granted in 2009 and 2010 lapses in three equal installments with the first investment lapsing on the anniversary of the grant date; and lapses for the shares granted in 2011 in five equal installments with the first investment lapsing on the anniversary of the grant date. With respect to Mr. Perkins, the repurchase restriction for the shares granted in 2010 lapses in five equal annual installments with the first investment lapsing on January 1, 2011; and for the shares granted in 2011 lapses in five equal installments with the first investment lapsing on the anniversary of the grant date. The restricted shares are subject to repurchase by the Company upon termination of the individual’s employment for a price of $.02 per share.

(b)	The market value of shares is based on the fair market value on the date of grant.

Compensation of Directors

     Each non-employee director receives $12,000 annually for serving on the Board, $1,000 for each meeting attended in person and $500 for each telephonic meeting in which the director participates, including any committee meetings. Mr. Werlein also received a total of $52,000 in 2011 for serving as Chairman of the Audit Committee. A director may elect to receive the fee in cash or in Common Stock valued at its then fair market value. Each director is also reimbursed for travel expenses for attending meetings. During 2011, each non-employee director was also granted 1,000 shares of restricted stock, which vest in three equal installments on the first, second and third anniversary of the grant date.

     The following table sets forth information regarding director compensation for the year ended December 31, 2011 (excludes named executive officers).

DIRECTOR COMPENSATION

Name	Fees earned or	Stock awards	Option awards
	paid in cash ($)	($) (a)	($) (b)	Total ($)
John N. Galardi	17,000	17,090	--	34,090
Presley E. Werlein	83,000	17,090	--	100,090
D. Brownell Wheless	12,000	--	--	12,000
Timothy R. Brown	20,000	17,090	--	37,090
William W. Geary, Jr.	13,000	--	--	13,000
____________________

(a)	Represents the following number of restricted shares granted on July 1, 2011: Mr. Galardi - 1,000; Mr. Werlein - 1,000; and Mr. Brown - 1,000. The market value of the shares is based on the fair market value on the date of grant. At December 31, 2011, the aggregate number of restricted stock awards outstanding was: Mr. Galardi - 2,002; and Mr. Werlein - 2,002.

(b)	At December 31, 2011, the aggregate number of option awards outstanding was: Mr. Galardi – 12,500; and Mr. Werlein – 5,000. All of these option awards were vested at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF
MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table provides information regarding the beneficial ownership of Common Stock as of February 29, 2012, by (i) each of the Company's directors and nominees, (ii) each of the Company’s executive officers, (iii) all directors, nominees and executive officers as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock. This table is based on information provided to the Company or filed with the SEC by the Company's directors, nominees, executive officers and principal stockholders. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		PERCENTAGE
	NUMBER OF SHARES OF	OF OUTSTANDING
NAME OF BENEFICIAL OWNER (1)	COMMON STOCK (2)	COMMON STOCK (3)
William J. Carden (4)	873,750	24.4%
John N. Galardi (5)	632,025	17.6%
Paul E. Perkins (6)	15,000	*
G. Anthony Eppolito (7)	11,500	*
Presley E. Werlein, III (8)	9,668	*
Elisa R. Grainger (9)	5,000	*

All Directors, Nominees	1,521,787	42.3%
and Executive Officers as a Group
(6 persons) (10)

John V. Winfield (11)	361,950	9.3%
Evergreen Income & Growth REIT, LP (12)	214,340	6.0%

Cynthia L. Galardi (13)	202,130	5.6%
____________________

*	Less than 1%

(1)	Except as specifically noted in the footnotes below, the address of each of the named beneficial owners is c/o American Spectrum Realty, Inc., 2401 Fountain View, Suite 510, Houston, Texas 77057.

(2)

For each beneficial owner, includes Common Stock subject to options or conversion rights exercisable, respectively, within 60 days of February 29, 2012. Includes, as to Mr. Galardi, Common Stock issuable upon exchange of Operating Partnership Units.

(3)	The percentage ownership is based on 3,577,783 outstanding shares of Common Stock as of February 29, 2012 as well as shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(4)	Includes 603,259 shares of Common Stock owned by Mr. Carden and the persons or entities listed as follows: (i) 217,576 shares of Common Stock owned by Mr. Carden's spouse, (ii) 22,764 shares of Common stock owned by a company controlled by Mr. Carden, and (iii) 25,156 shares of Common Stock owned by a company controlled by Mr. Carden in which Mr. Galardi owns a significant interest. Certain shares referenced above may be deemed to be beneficially owned by Mr. Carden and may also be deemed to be beneficially owned by Mr. Galardi. Mr. Carden disclaims beneficial ownership of the shares held by his spouse. Includes 603,254 shares of Common Stock owned by Mr. Carden. Also includes 1,000 shares of restricted stock granted May 8, 2007, 1,000 shares of restricted stock granted May 13, 2008, 1,000 shares of restricted stock granted May 8, 2009, 1,000 shares of restricted stock granted May 12, 2010 and 1,000 shares of restricted stock granted July 1, 2011 to Mr. Carden, which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant.

(5)	Includes 462,004 shares of Common Stock and 2,268 shares issuable upon exchange of Operating Partnership Units owned by Mr. Galardi. Includes 25,156 shares of Common Stock owned by a company in which Mr. Galardi owns a significant interest. Certain shares referenced above may be deemed to be beneficially owned by Mr. Galardi and may also be deemed to be beneficially owned by Mr. Carden. Includes 125,097 shares owned jointly with Timothy R. Brown, a former director of the Company. Also includes 12,500 shares, which Mr. Galardi has the right to acquire upon the exercise of stock options within sixty days of February 29, 2011. Also includes 1,000 shares of restricted stock granted May 8, 2007, 1,000 shares of restricted stock granted May 13, 2008, 1,000 shares of restricted stock granted May 8, 2009, 1,000 shares of restricted stock granted May 12, 2010 and 1,000 shares of restricted stock granted July 1, 2011, which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant.

(6)	Includes 5,000 restricted shares granted November 10, 2010, which vest in five equal annual installments with the first installment vesting on January 1, 2011. Also includes 10,000 restricted shares granted July 1, 2011 which vest in five equal installments with the first installment vesting on the anniversary of the date of grant.

(7)	Includes 1,500 restricted shares granted May 8, 2007, 1,500 restricted shares granted May 13, 2008, 1,500 restricted shares granted May 8, 2009 and 2,000 restricted shares granted on May 12, 2010, which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant. Also includes 5,000 restricted shares granted July 1, 2011 which vest in five equal annual installments with the first installment vesting on the anniversary of the date of grant.

(8)	Includes 5,000 shares of Common Stock which Mr. Werlein has the right to acquire upon the exercise of stock options within sixty days of February 29, 2012. Also includes 668 shares of restricted stock granted May 8, 2007, 1,000 shares of restricted stock granted May 13, 2008, 1,000 shares of restricted stock granted May 8, 2009, 1,000 shares of restricted stock granted on May 12, 2010 and 1,000 shares of restricted stock granted July 1, 2011, which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant.

(9)	Represents 5,000 restricted shares granted July 1, 2011, which vest in five equal annual installments with the first installment vesting on the anniversary of the date of grant.

(10)	Includes (i) 217,576 shares of Common Stock owned by Mr. Carden's spouse, (ii) 22,764 shares of Common Stock owned by a company controlled by Mr. Carden, (iii) 25,156 shares of Common Stock owned by a company controlled by Mr. Carden and in which Mr. Galardi owns a significant interest, (iv) 2,268 shares issuable upon exchange of Operating Partnership units owned by Mr. Galardi, (v) 4,168 shares of restricted stock granted May 8, 2007, 4,500 shares of restricted stock granted May 13, 2008, 4,500 shares of restricted stock granted May 8, 2009, 5,000 shares of restricted stock granted on May 12, 2010, 5,000 shares of restricted stock granted November 10, 2010 and 23,000 shares of restricted stock granted July 1, 2011, and (vi) 17,500 shares of Common Stock, which certain directors have the right to acquire upon the exercise of stock options within sixty days of February 29, 2011. Mr. Carden disclaims beneficial ownership of the shares and held by his spouse and trusts for his children. Does not include shares owned by Evergreen Income and Growth REIT, L.P.

(11)	Mr. Winfield’s address is 820 Moraga Drive, Los Angeles, California 90049.

(12)	Evergreen Income & Growth REIT, LP’s address is 7700 Irvine Center, Suite 780, Irvine, California 92618. Evergreen Income & Growth REIT, Inc. is the general partner of Evergreen Income & Growth REIT, LP. Mr. Carden is the Chief Executive Officer and a director of Evergreen Income and Growth REIT, L.P.

(13)	Ms. Galardi’s address is 3511 Race St., Portsmouth, Virginia, 23707.

In addition, Evergreen owns certain operating partnership units which are redeemable for an indeterminate number of shares or amount of cash. See Item #3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

     In December 2011 John Galardi, a principal stockholder and director, loaned $0.25 million to the Company and pledged $0.4 million in certificates of deposit to additionally secure another loan of the Company.

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

     The note, in the amount of $1.0 million, has a stated interest rate of 12% per annum. The note and accrued interest is receivable on demand from Central Florida Self Storage Acquisitions, LLC, an entity in which the Company has a non-economic tenant in common interest. Accrued and unpaid interest on the note totaled approximately $0.2 million at December 31, 2011. The Company has not recognized interest income on the note since its acquisition. The note is secured by two properties in Florida. The Company has commenced foreclosure proceedings against these two properties. The note in the amount of $0.4 million, which was due from ASRI, bore interest at 10% per annum. This note and accrued interest of approximately $0.1 million, was paid to the Company in January 2011. The account receivable acquired, which totaled approximately $0.4 million, is due from ERG. The account receivable is related to organizational and offering costs paid in excess of the amounts established in EIGRI’s 2008 private placement agreement.

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

     The Company pays a guarantee fee to Mr. Carden, Mr. Galardi and CGS Real Estate Company, Inc., a company owned indirectly by Messrs. Carden and Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee paid for the year ended December 31, 2010 was approximately $80,000. The Guarantee Fee paid for the year ended December 31, 2011 was approximately $165,000. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, Beltway Industrial, 2620/2630 Fountain View, 2640/2650 Fountain View. There are also six corporate notes being guaranteed. These guaranteed notes total $32.1 million. See Note 11. Notes Payable.

     During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease was approximately $0.5 million over the term of the lease. 7700 Irvine Center Drive was sold in June 2011. During the same year, the Company subleased space back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $79,000. As of December 31, 2011, $26,356 was due to the Galardi Group.

Director Independence

     The Board has determined that each person who served as a director during 2011, other than Mr. Carden and Mr. Galardi, was and is “independent” under the standards of the NYSE Amex (“Exchange”) applicable to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     EEPB, P.C. has served as the Company’s independent auditors since August 2010. Hein & Associates, LLP served as the Company’s independent auditors from April 2006 to August 2010.

     The Audit Committee reviewed and pre-approved all audit and permissible non-audit services performed by EEPB, P.C. and Hein & Associates, LLP, as well as the fees paid for such services. Fees billed by EEPB, P.C. and Hein & Associates, LLP in 2011 and 2010 were as follows:

Fees billed by EEPB, P.C.:

Year	Audit Fees	Audit-Related	Tax Fees	All Other Fees
		Fees
2011	$253,647	--	--	--
2010	$195,780	--	--	--

Fees billed by Hein & Associates, LLP:

Year	Audit Fees	Audit-Related	Tax Fees	All Other Fees
		Fees
2011	$--	--	--	--
2010	$35,427	--	--	--

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1. Consolidated Financial Statements and Supplementary Data

The following financial statements are included herein under Item 8 of this report:

		Page
		No.
	Report of Independent Registered Public Accounting Firm	29
	Consolidated Balance Sheets at December 31, 2011 and 2010	30
	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	31
	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2011 and 2010	32
	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	33
	Notes to Consolidated Financial Statements	35

(2)	Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	71
	Schedule III — Real Estate Investments and Accumulated Depreciation	72

(3)	Exhibits to Financial Statements

	On December 12, 2011, a report on Form 8-K was filed with respect to Item 8.01.
	On November 15, 2011, a report on Form 8-K was filed with respect to Item 2.02.
	On November 17, 2011, a report on Form 8-K was filed with respect to Item 5.02.

(b)	Exhibits

	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Utilized	Period
Allowance for Doubtful
Accounts Year Ended:	(in thousands)
December 31, 2011	$421	1,583	(998)	$1,006
December 31, 2010	$701	703	(983)	$421

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	Years ended,
	December 31,
	2011	2010
	(in thousands)
ASR owned properties
Rental Property:
Balance at beginning of year	$264,901	$251,336
Additions during year:
Property acquisitions and additions	4,175	13,565
Retirements	(84,553)	-
Impairments	(2,527)	-
Balance at end of year	$181,996	$264,901

Accumulated Depreciation:
Balance at beginning of year	$85,644	$72,404
Additions during year:
Depreciation	11,267	13,240
Retirements	(37,738)	-
Balance at end of year	$59,173	$85,644

Variable Interest Entities
Rental Property:
Balance at beginning of year	$381,354	$-
Additions during year:
Property acquisitions and additions	32,231	381,354
Retirements	(74,740)	-
Balance at end of year	$338,845	$381,354

Accumulated Depreciation:
Balance at beginning of year	$8,446	$-
Additions during year:
Depreciation	18,011	8,446
Retirements	(3,973)	-
Balance at end of year	$22,484	$8,446

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2011 (3)
						Subsequent
	Percentage				Bldgs. &	costs		Bldgs. &			Date
Property Name	owned	Location	Encumb.	Land	Improv.	capitalized(2)	Land	Improv.	Total	Accum Depr	Constructed	Date Acq.	Life
ASR Owned
11500 Northwest Freeway	100%	Houston, TX	4,217	2,278	3,602	654	2,278	4,256	6,534	1,990	1983	2004	40
1501 Mockingbird Lane	100%	Victoria, TX	3,135	1,000	3,583	84	1,000	3,667	4,667	1,224	1981	2006	40
2620-2630 Fountain View	51%	Houston, TX	5,350	5,300	1,868	16	5,300	1,884	7,184	75	1976	2010	40
2640-2650 Fountain View	100%	Houston, TX	13,014	6,900	9,575	529	6,900	10,104	17,004	2,480	1979	2008	40
2855 Mangum	100%	Houston, TX	3,850	2,134	3,119	339	2,134	3,458	5,592	1,957	1979	2006	40
5450 NW Central	100%	Houston, TX	2,536	854	2,410	1,002	854	3,412	4,266	1,864	1979	2003	40
800 & 888 Sam Houston Pkwy	100%	Houston, TX	4,411	1,500	1,335	1,910	1,500	3,245	4,745	2,185	1980	2004	40
8100 Washington	100%	Houston, TX	2,117	600	2,279	657	600	2,936	3,536	1,440	1980	2003	40
8300 Bissonnet	100%	Houston, TX	4,484	1,400	3,385	1,283	1,400	4,668	6,068	2,202	1981	2003	40
Atrium 6420	100%	Houston, TX	6,262	3,384	3,002	425	3,384	3,427	6,811	1,227	1979	2006	40
Atrium 6430	100%	Houston, TX	2,094	1,645	1,765	672	1,645	2,437	4,082	2,367	1974	2006	40
Bristol Bay	100%	Newport Beach, CA	6,687	1,620	7,880	1,633	1,620	9,513	11,133	5,668	1988	2001	40
FMC Technology	100%	Houston, TX	8,428	2,375	9,502	4	2,375	9,506	11,881	3,205	1996	2006	40
Fountain View Office Tower	51%	Houston, TX	11,750	3,500	13,269	1,333	3,500	14,602	18,102	5,467	1980	2006	40
Gray Falls Center & 12000 Westhe	100%	Houston, TX	7,173	2,548	4,350	1,913	2,548	6,263	8,811	3,318	1983	2006	40
Pacific Spectrum	100%	Phoenix, AZ	5,191	1,460	6,880	1,807	1,460	8,687	10,147	5,322	1986	2001	40
Park Ten Place I	100%	Houston, TX	4,791	1,174	5,324	695	1,174	6,019	7,193	3,524	1979	2002	40
Park Ten Place II	100%	Houston, TX	3,753	900	4,148	964	900	5,112	6,012	2,924	1981	2002	40
Office Properties			99,243	40,572	87,276	15,920	40,572	103,196	143,768	48,439

Beltway Industrial Park	100%	Houston, TX	16,445	3,829	14,716	415	3,829	15,131	18,960	4,379	1999	2007	40
Morenci Professional Park	100%	Indianapolis, IN	1,578	790	2,680	253	790	2,933	3,723	2,082	1975-1979	2001	40
Sierra Southwest Pointe	100%	Houston, TX	2,620	1,800	1,483	613	1,800	2,096	3,896	1,277	1972	2001	40
Industrial/Commercial Properties			20,643	6,419	18,879	1,281	6,419	20,160	26,579	7,738

Northwest Spectrum Plaza	100%	Houston, TX	2,585	1,711	2,044	351	1,711	2,395	4,106	999	2004	2007	25
Windrose Plaza	100%	Spring, TX	2,491	1,100	2,429	253	1,100	2,682	3,782	1,075	2005	2007	25
Retail Properties			5,076	2,811	4,473	604	2,811	5,077	7,888	2,074

Sabo Road Self Storage	55%	Houston, TX	1,911	535	1,696	743	535	2,439	2,974	356	2006	2010	39
Self-Storage Properties			1,911	535	1,696	743	535	2,439	2,974	356

Creekside	N/A	San Ramon, CA	-	2,790	6,460	(6,460)	-	-	-	-	1984	2001	40
7700 Irvine Center	N/A	Irvine, CA	-	9,150	40,390	(40,390)	-	-	-	-	1989	2001	40
Northwest Corporate Center	N/A	St. Louis, MO	-	1,550	5,230	(5,230)	-	-	-	-	1983-1987	2001	40
Technology	N/A	Austin, TX	-	580	9,360	(9,360)	-	-	-	-	1986	2001	40
Sold/Foreclosed Properties			-	14,070	61,440	(61,440)	-	-	-	-

ASR, Inc.	N/A	Irvine, CA	19,873	-	129	658	-	787	787	566
Corporate Properties			19,873	-	129	658	-	787	787	566

Total ASR owned			146,746	64,407	173,893	(42,234)	50,337	131,659	181,996	59,173

				Initial cost (1)			Gross amount carried at Dec. 31, 2011 (3)
						Subsequent
	Percentage				Bldgs. &	costs		Bldgs. &			Date
Property Name	owned	Location	Encumb.	Land	Improv.	capitalized(2)	Land	Improv.	Total	Accum Depr	Constructed	Date Acq.
Variable Interest Entity

Commerce Distributions Center	1%	Commerce, CA	9,598	8,628	12,537	21	8,628	12,558	21,186	1,109	1957	2010
Dixon & Logistics Center	0%	Des Moines, IA	17,686	3,682	19,128	-	3,682	19,128	22,810	1,683	1961	2010
Fisher Indiana Distribution Center	1%	Fishers, IN	17,331	2,805	23,018	-	2,805	23,018	25,823	2,025	1993	2010
Foxborough Business Park	0%	Victorville, CA	3,447	694	-	4,811	694	4,811	5,505	259	2010	2010
Ohio Commerce Center	0%	Strongsville, OH	18,727	1,917	24,585	-	1,917	24,585	26,502	2,163	1968	2010
Springs Commerce I	0%	OK, GA,SC,VA,PA	16,849	3,009	22,550	-	3,009	22,550	25,559	1,984	95',[64',93'],98',[98',99'],[00',02']	2010
Springs Commerce II	0%	GA, AL	20,445	1,709	21,356	85	1,709	21,441	23,150	1,904	1964,1955,1973	2010
Springs Office	0%	Fort Mill/Lancaster,SC	14,560	2,288	19,197	-	2,288	19,197	21,485	1,742	1971,1953,1998	2010
Strongville Corporate Center	2%	Strongsville, OH	14,687	7,540	14,236	1	7,540	14,237	21,777	1,461	1989	2010
Industrial/Commercial Properties			133,330	32,272	156,607	4,918	32,272	161,525	193,797	14,330

Campus Court Student Housing	11%	Cedar Falls, IA	4,684	320	7,056	-	320	7,056	7,376	429	1998	2010
Muirwood Village	0%	Zanesville, OH	7,803	1,043	-	13,380	1,043	13,380	14,423	661	2010	2010
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	9,422	2,530	11,136	148	2,530	11,284	13,814	985	2010	2010
College Park Student Apartments	0%	Cedar Rapids, IA	14,454	2,788	13,486	51	2,788	13,537	16,325	967	2002	2010
University Fountains Lubbock	0%	Lubbock, TX	21,149	7,975	23,734	147	7,975	23,881	31,856	2,058	2005	2010
University Springs San Marcos	0%	San Marcos, TX	9,504	1,531	14,683	109	1,531	14,792	16,323	1,267	1998	2010
Multi-Family/Student Housing Properties			67,016	16,187	70,095	13,835	16,187	83,930	100,117	6,367

Loop 1604 Self Storage	38%	San Antonio, TX	4,320	4,897	3,132	393	4,897	3,525	8,422	233	1985	2010
Aldine Westfield Self Storage	0%	Houston, TX	2,417	112	2,284	5	112	2,289	2,401	202	2006	2010
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	1,321	203	1,516	-	203	1,516	1,719	111	1982	2010
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	1,758	455	2,903	(1)	455	2,902	3,357	213	1998	2010
Charleston Blvd Self Storage	0%	Las Vegas, NV	2,526	524	1,575	-	524	1,575	2,099	115	1989	2010
Florida 2 - Ocala Self Storage	0%	Ocala, FL	2,150	585	1,376	-	585	1,376	1,961	81	1989	2010
Florida 2 - Tampa Self Storage	0%	Tampa, FL	2,424	669	1,575	-	669	1,575	2,244	92	1987	2010
Ft. Worth Northwest Self Storage	0%	Forth Worth, TX	1,939	1,356	1,238	-	1,356	1,238	2,594	91	1985	2010
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	2,156	355	2,273	-	355	2,273	2,628	167	1985	2010
Grissom Road Self Storage	0%	San Antonio, TX	2,336	2,224	1,765	-	2,224	1,765	3,989	129	1985	2010
Houston South Mason (Patrick's)	0%	Katy, TX	2,833	899	1,380	-	899	1,380	2,279	101	2000	2010
San Antonio 3	0%	San Antonio, TX	10,503	6,670	-	4,568	6,670	4,568	11,238	252	2010	2010
Self-Storage Properties			36,683	18,949	21,017	4,965	18,949	25,982	44,931	1,787

Rose Ct.	N/A	Phoenix, AZ	-	909	3,591	(3,591)	-	-	-	-	1974	2010
Redmond Commerce	N/A	Redmond, WA	-	6,379	19,658	(26,037)	6,379	(6,379)	-	-	1981,1986	2010
Centennial Park	N/A	Overland Park, KS	-	2,589	13,132	(15,721)	2,589	(2,589)	-	-	1997	2010
University Heights	N/A	San Marcos, TX	-	3,121	25,000	(28,121)	3,121	(3,121)	-	-	2005	2010
Sold/Foreclosed Properties			-	12,998	61,381	(73,470)	12,089	(12,089)	-	-

Other			247	-	-	-	-	-	-	-
Corporate Properties			247	-	-	-	-	-	-	-

Total VIE owned			237,276	80,406	309,100	(49,752)	79,497	259,348	338,845	22,484
Total ASR owned			146,746	64,407	173,893	(42,234)	50,337	131,659	181,996	59,173
Total Consolidated Properties			384,022	144,813	482,993	(91,986)	129,834	391,007	520,841	81,657
____________________

(1)	Initial cost and date acquired, where applicable.

(2)	Costs are offset by retirements and write-offs.

(3)	The aggregate cost for federal income tax purposes is $105,007.

(4)	Valuation allowance established in 2011 as the estimated fair value decline below book value; 2855 Mangum - $703, Atrium 6430 - $1,395 and Morenci Professional Park - $429.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 30, 2012	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer
(Principal Financial Officer)
Treasurer and Secretary

Date: March 30, 2012	/s/ Elisa Grainger
Elisa Grainger
Chief Accounting Officer
(Principal Accounting Officer)

/s/ David Brownell Wheless
David Brownell Wheless
Director

Date: March 30, 2012	/s/ Presley E. Werlein, III
Presley E. Werlein, III
Director

Date: March 30, 2012	/s/ John N. Galardi
John N. Galardi
Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002

3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006

3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009

4.1	Form of Stock Certificate (1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P. (1)

10.9	Omnibus Stock Incentive Plan (1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P. (1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C. (1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C. (1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc. (1)

10.20	Form of Restricted Stock Agreement (1)

10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)

10.22	Form of Stock Option Agreement (Directors) (1)

10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)

10.24	Form of Indenture Relating to Notes (1)

10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc. (1)

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc. (1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C. (1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C. (1)

10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc. (1)

10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002

10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.44	Purchase Agreement dated December 15, 2009 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.45	Letter Agreement to Purchase Agreement dated December 18, 2009 between the Company and Evergreen Parties (First Amendment to Purchase Agreement) incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.46	Second Amendment to Purchase Agreement dated January 17, 2010 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

21	Significant Subsidiaries of the Company

23.1	EEPB, PC Consent – Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.

SUBSIDIARIES OF THE COMPANY

Corporations	State of Organization
American Spectrum Management Group, Inc.	Delaware

Limited Partnerships
American Spectrum Realty Operating Partnership, L.P.	Delaware
ASR Park Ten 350, L.P.	Texas
ASR Park Ten 360, L.P.	Texas
ASR 2401 Fountainview, L.P	Delaware
ASR 2620-2630 Fountainview, LP	Delaware
ASR 5450 NW, L.P.	Delaware
ASR 5850 San Felipe, L.P.	Delaware
ASR 6677 Gessner, L.P.	Delaware
ASR 11500 NW, L.P.	Delaware
ASR Washington, L.P.	Texas
ASR-8 Centre, L.P.	Delaware
ASR-1501 Mockingbird, L.P.	Delaware
ASR-2855 Mangum, L.P.	Delaware
ASR-6420 Richmond Atrium, L.P.	Delaware
ASR-6430 Richmond Atrium, L.P.	Delaware
ASR-Beltway Industrial, L.P.	Delaware
ASR-Fountain View Place, L.P.	Delaware
ASR-Parkway One & Two, L.P.	Delaware
ASR-West Gray, L.P.	Delaware
ASR-Windrose, L.P.	Delaware
Nooney Rider Trail, L.P.	Delaware
Sierra Pacific Development Fund II, L.P.	Delaware
Sabo Road Acquisitions, LP	Delaware

Limited Liability Companies
American Spectrum Holdings (Washington), LLC	Delaware
American Spectrum Investments, LLC	Delaware
American Spectrum Realty Advisors, LLC	Delaware
American Spectrum Realty Management, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware
American Spectrum Realty-2855 Mangum, LLC	Delaware
American Spectrum Realty-6420 Richmond Atrium, LLC	Delaware
American Spectrum Realty-6430 Richmond Atrium, LLC	Delaware
American Spectrum Realty 5850 San Felipe, LLC	Delaware
American Spectrum Realty 5450 NW, LLC	Delaware
American Spectrum Realty 11500 NW, LLC	Delaware
American Spectrum Realty-8 Centre, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware
American Spectrum Realty-6420 Richmond, LLC	Delaware
American Spectrum Realty-6430 Richmond, LLC	Delaware
American Spectrum Realty-Beltway Industrial, LLC	Delaware
American Spectrum Realty-Fountain View Place, LLC	Delaware
American Spectrum Realty-Parkway One & Two, LLC	Delaware
American Spectrum Realty-Windrose, LLC	Delaware
ASR 2401 Fountainview, LLC	Delaware
ASR 2620-2630 Fountainview GP, LLC	Delaware
ASR 6677 Gessner, LLC	Delaware
ASR Centennial Park, LLC	Delaware
ASR-Newport, L.L.C.	Delaware

ASR NRT, LLC	Delaware
ASR-Risk Management, L.L.C.	Delaware
ASR-West Gray, LLC	Delaware
Back Bay, LLC	Delaware
Centennial Park Kansas, LLC	Delaware
McDonnell Associates, LLC	Delaware
Nooney Income Fund II, LLC	Delaware
Nooney Real Property Investors Two, LLC	Delaware
Pacific Spectrum, LLC	Arizona
Rooftop Spectrum, LLC	Delaware
Sabo Road Manager, LLC	Delaware
Seventy Seven, LLC	Delaware
Sierra Creekside, LLC	Delaware
Sierra Pacific Development Fund II, LLC	Delaware
Sierra Pacific Development Fund, LLC	Delaware
Sierra Southwest Pointe, LLC	Delaware
Solar Spectrum, LLC	Delaware
Tampa Ocala Acquisitions, LLC	Delaware

Partnerships
Sierra Creekside Partners	California
Sierra Mira Mesa Partners	California