Form 10-Q
period 2012-03-31
AMERICAN SPECTRUM REALTY INC
filed 2012-05-15
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

As of April 30, 2012, 3,577,783 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
	(unaudited)	4
	Consolidated Statement of Equity for the three month ended March 31, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011
	(unaudited)	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5	Exhibits	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31,	December 31,
ASSETS	2012	2011
	(unaudited)
Real estate held for investment (includes $333,411 and $338,845 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$491,692	$520,841
Accumulated depreciation (includes $26,037 and $22,484 from consolidated VIE's, respectively)	(77,862)	(81,657)
Real estate held for investment, net (includes $307,374 and $316,361 from consolidated VIE's, respectively)	413,830	439,184

Cash and cash equivalents	1,844	473
Restricted cash (includes $4,743 and $4,157 from consolidated VIE's, respectively)	5,773	5,184
Tenant and other receivables, net of allowance for doubtful accounts of $339 and $1,006, respectively (includes
$713 and $864 from consolidated VIE's, respectively)	1,371	1,338
Deferred rents receivable (includes $1,654 and $1,501 from consolidated VIE's, respectively)	3,305	3,459
Purchased intangibles subject to amortization, net of accumulated amortization of $1,610 and $1,447, respectively	6,992	7,636
Deferred tax assets	11,761	12,123
Goodwill	2,687	2,687
Investment in management company	4,000	4,000
Investment in unconsolidated real estate assets from related parties	332	245
Notes receivable from Evergreen	2,000	2,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $6,840 and $8,123 from consolidated VIE's, respectively)	13,570	17,752
Total Assets	$468,151	$496,767

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $232,865 and $237,276 from consolidated VIE's, respectively)	$360,666	$384,022
Accounts payable (includes $491 and $634 from consolidated VIE's, respectively)	7,201	7,712
Accrued and other liabilities (includes $6,068 and $7,144 from consolidated VIE's, respectively)	14,164	16,068
Total Liabilities	382,031	407,802

Commitments and Contingencies (Note 12):

American Spectrum Realty, Inc, stockholders' deficit:
Preferred stock	1	1
Common stock	34	34
Additional paid-in capital	53,908	51,923
Accumulated deficit	(56,098)	(56,510)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' deficit	(5,250)	(7,647)
Non-controlling interest	91,370	96,612
Total Equity	86,120	88,965
Total Liabilities and Equity	$468,151	$496,767

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES:
Rental revenue	$14,570	$16,298
Third party management and leasing revenue	894	1,036
Interest income	45	139
Total revenues	15,509	17,473

EXPENSES:
Property operating expense	5,088	5,582
Corporate general and adminstrative	3,235	2,517
Depreciation and amortization	5,848	6,772
Interest expense	6,071	7,539
Impairment of real estate assets	481	150
Total expenses	20,723	22,560

OTHER EXPENSE:
Other expense	(106)	-
Total other expense	(106)	-

Loss from continuing operation before deferred income tax	(5,320)	(5,087)

Deferred income tax benefit	1,109	751

Loss from continuing operations	(4,211)	(4,336)

Discontinued operations:
Loss from operations	(365)	(1,571)
Gain on disposition of discontinued operations	4,608	-
Income tax (expense)/benefit	(1,470)	376
Income/(loss) from discontinued operations	2,773	(1,195)

Net loss, including non-controlling interests	(1,438)	(5,531)

Plus: Net loss attributable to non-controlling interests	1,850	3,492

Net income/(loss) attributable to American Spectrum Realty, Inc.	412	(2,039)

Less: Preferred stock dividend	(60)	(60)

Net income/(loss) attributable to American Spectrum Realty, Inc. common stockholders	$352	$(2,099)

Basic and diluted per share data:

Loss from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	$(0.60)	$(0.47)
Income/(loss) from discontinued operations attributable to American Spectrum Realty, Inc.	0.71	(0.22)
Net income/(loss) attributable to American Spectrum Realty, Inc. common stockholders	$0.11	$(0.69)

Basic and diluted weighted average shares used	3,577,783	2,961,294

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(2,200)	$(1,449)
Income/(loss) from discontinuing operations	2,552	(650)
Net Income/(loss)	$352	$(2,099)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number				Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2012 (audited)	55,172	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$88,965
Preferred stock dividends	-	-	-	-	-	(60)	-	-	(60)
Stock-based compensation	-	-	-	-	-	131	-	-	131
Conversion of OP units to common stock	-	191,269	(1,711)	-	-	1,711	-	-	-
Issuance of common stock		41,910		-	-	203	-	-	203
Deconsolidation of VIE's	-	-	(363)	-	-	-	-	-	(363)
Noncontrolling share of income	-	-	(1,850)	-	-	-	-	-	(1,850)
Distributions	-	-	(1,536)	-	-	-	-	-	(1,536)
Contributions	-	-	218	-	-	-	-	-	218
Net income	-	-	-	-	-	-	412	-	412
Balance March 31, 2012 (unaudited)	55,172	4,049,195	$91,370	$1	$34	$53,908	$(56,098)	$(3,095)	$86,120

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including non-controlling interests	$(1,438)	$(5,531)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,312	8,225
Impairment expense	481	150
Income tax expense/(benefit)	362	(1,127)
Gain on disposition of real estate assets	(4,608)	-
Stock-based compensation	131	253
Deferred rental income	(278)	(131)
Changes in operating assets and liabilities:
Decrease in tenant and other receivables	(232)	(937)
(Decrease)/increase in accounts payable	(119)	292
Decrease in prepaid and other assets	2,308	1,932
(Decrease)/increase in accrued and other liabilities	(1,057)	17
Change in restricted cash	(620)	(518)
Net cash provided by operating activities:	1,242	2,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	18,787	-
Capital improvements to real estate assets	(267)	(486)
Net cash provided (used) by investing activities:	18,520	(486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	4,150	3,300
Repayment of borrowings-property sales	(15,760)	-
Repayment of borrowings-scheduled payments	(1,857)	(1,309)
Repayment of borrowings-other	(3,606)	(3,467)
Dividend payments to preferred stockholders	-	(17)
Contributions from non-controlling interests	218	46
Distributions to non-controlling interests	(1,536)	(1,692)
Net cash used in financing activities:	(18,391)	(3,139)

Increase/(decrease) in cash and cash equivalents	1,371	(1,000)

Cash and cash equivalents, beginning of period	473	2,003

Cash and cash equivalents, end of period	$1,844	$1,003

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2012	2011
Conversion of operating partnership units to common stock	1,711	-
Conversion of accounts payable to note payable	-	842
Conversion of accounts payable to common stock	203	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	5,567	8,223
Cash paid for taxes	-	2

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 77% at March 31, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, except as noted below, the Operating Partnership units that are not held by us (approximately 23% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At March 31, 2012, we consolidated 47 properties (including properties owned by variable interest entities (VIE’s) in which we were deemed the primary beneficiary), which consisted of 15 office properties, 13 self-storage facilities, 10 commercial/industrial properties, 6 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states.

We operate as one segment that encompasses all geographic regions. We provide one group of comprehensive real estate services.

We deliver integrated property, facility, asset, business and engineering management services to a host of third party clients as well as to our own properties. We offer customized programs that focus on tenant retention through cost-efficient operations.

We are committed to expanding the scope of products and services offered. We believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. During 2012, we intend to expand the number of third party properties that we manage. We currently have a management presence in 18 states.

We refer to ourselves throughout this report as the “the Company” or “ASR”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2012.

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

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this update did not a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “ Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ” This ASU defers indefinitely certain requirements from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires retrospective application for all periods presented. The adoption of this update did not have a material impact on the disclosure requirements for our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the disclosure requirements for our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales , to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): De-recognition of in Substance Real Estate—a Scope Clarification.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

In March 2012, we sold Park Ten Place I and II for $10.7 million and Sierra Southwest Pointe for $3.9 million. These transactions generated a gain on sale before income tax expense of approximately $4.4 million. Net proceeds received from the sales amounted to $3.0 million. The proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million.

In March 2012, we sold Foxborough Business Park Center, a VIE, for $4.9 million. The transaction generated a loss on sale of approximately $0.7 million. Our ownership interest in the VIE was less than 1%. Net proceeds received from the sale amounted to $0.9 million, which was distributed to non-controlling interests.

In March 2012, the lender for our Atrium 6420 property foreclosed on the asset. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $6.3 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $0.9 million. No proceeds were received as a result of the transaction.

The consolidated statements of operations of discontinued operations for the three months ended March 31, 2012 and 2011 are summarized below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Rental Revenue	$988	$2,419
Less Expenses (1)	(1,353)	(3,990)
Loss from discontinued operations before gain
on dispositions and income tax (expense)/benefit	(365)	(1,571)
Gain on sale of real estate asset	3,735	-
Gain on foreclosure of real estate asset	873	-
Income tax (expense)/benefit	(1,470)	376
Income/(loss) from discontinued operations	$2,773	$(1,195)

(1)	Includes interest expense of approximately $0.4 million and $1.2 million for the three months ended March 31, 2012 and 2011. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

Income from discontinued operations for the three months ended March 31, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park and 6420 Atrium and the operating the results of these properties through the date of disposition. Loss from discontinued operations for the three months ended March 31, 2011 included the operating results of these properties and the properties disposed of in 2011.

Our total assets and total liabilities decreased by $21.9 million and $23.1 million as a result of the 2012 dispositions.

NOTE 4 - ASSET IMPAIRMENTS

During the three months ended March 31, 2012 and 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $0.5 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, that reduced the fair value of the impaired contracts to zero.

NOTE 5 - ASSETS HELD FOR SALE

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

			Carrying	Carrying
		ASR	Values of	Values of
	Property	Ownership	Properties	Debt
Property Name	Type	Percentage	(in thousands)
Owned:
Fountainview Office Tower	Office	51%	$12,427	$16,087
Beltway Industrial Park	Industrial	100%	14,349	11,698
2620 & 2630 Fountainview	Office	100%	7,096	5,350
2640 & 2650 Fountainview	Office	100%	14,355	12,943
			$48,227	$46,078

VIE:
Florida 2 - Ocala Self Storage	Self Storage	0%	$1,860	$2,157
Florida 2 - Tampa Self Storage	Self Storage	0%	2,128	2,431
			$3,988	$4,588

			$52,215	$50,666

We have decided to remove the sale listings on 800 & 888 Sam Houston Parkway, Sabo Road Self Storage, Grissom Road Self Storage, Charleston Boulevard Self-Storage, Attic Self Storage-Blanco, and Attic Self Storage-Laredo. We anticipate an improvement in occupancy at the properties in 2012. We may decide to re-list some or all of these properties at a later date.

NOTE 6 - VARIABLE INTEREST ENTITIES

We have identified multiple Variable Interest Entities where we are the primary beneficiary for accounting purposes. As a result, these VIE entities were consolidated in the consolidated financial statements, after eliminating intercompany transactions and presenting the interests that are not owned by us as non-controlling interests in the consolidated balance sheets.

The entities being consolidated as of March 31, 2012 include twelve self-storage properties, two multifamily properties, four student housing properties and eight commercial properties. The entities are generally self-financed through cash flows from property operations.

We deconsolidated one VIE during the first quarter of 2012. The deconsolidation was due to the sale of a commercial property owned by the VIE during the quarter. We no longer manage or have a continuing involvement with this property. The impact on our year to date Consolidated Financial Statements was a decrease in total assets of $0.5 million, no change in total liabilities and a decrease in non-controlling interest of $0.5 million. During the first quarter of 2012, net loss attributable to non-controlling interests of $1.0 million, which included a loss of $0.7 million attributable to the property’s sale, was recorded from the deconsolidated VIE. The deconsolidation of the entity did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Assets
Restricted Cash	$4,743	$4,157
Receivables	2,367	2,365
Fixed Assets Net of depreciation	307,374	316,361
Other Assets	6,840	8,123
Total Assets	$321,324	$331,006

Liabilities
Accounts payable	$491	$634
Notes payable	232,865	237,276
Other liabilities	6,068	7,144
Total liabilities	$239,424	$245,054

Variable interest entity net carrying amount	$81,900	$85,952

At March 31, 2011, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The debt is solely secured by the property of the respective VIE’s.

During the three months ended March 31, 2012, we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of March 31, 2012 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2011, John N. Galardi, a principal stockholder and director, loaned $0.3 million to the Company and pledged $0.4 million in certificates of deposit to additionally secure another loan of the Company.

We pay a guarantee fee to William J. Carden and Mr. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee paid for the year ended December 31, 2011 was approximately $0.2 million. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, Beltway Industrial, 2620/2630 Fountain View, 2640/2650 Fountain View. There are also five corporate notes being guaranteed. These guaranteed notes total $24.3 million. See Note 8. Notes Payable.

During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease was approximately $0.5 million over the term of the lease. 7700 Irvine Center Drive was sold in June 2011. During the same year, the Company subleased back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $79,000. As of March 31, 2012, $41,000 was due to the Galardi Group.

NOTE 8 - NOTES PAYABLE

We had the following notes payable outstanding, as of March 31, 2012 and December 31, 2011, secured by the following properties (dollars in thousands):

		March 31, 2012		December 31, 2011
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Owned - Fixed Rate:
Pacific Spectrum (1)	06/10/2010	5,191	8.02%	5,191	8.02%
Bristol Bay (1) (6)	08/01/2011	6,687	7.58%	6,687	7.58%
Corporate – Secured (8)	03/18/2012	-	5.50%	890	5.50%
2640 - 2650 Fountain View	04/29/2012	796	10.00%	822	10.00%
Park Ten Place I (4)	05/11/2012	-	7.45%	4,314	7.45%
Park Ten Place II (4)	05/11/2012	-	7.45%	3,380	7.45%
2855 Mangum (1)	05/11/2012	2,502	7.45%	2,495	7.45%
2855 Mangum (1)	05/11/2012	1,360	6.00%	1,355	6.00%
Atrium 6430	05/11/2012	2,085	7.45%	2,094	7.45%
Corporate – Secured by Sierra Southwest Point (4)	06/12/2012	-	5.50%	950	5.50%
Corporate – Unsecured (3)	05/31/2012	1,000	9.50%	1,000	9.50%
Sierra Southwest Pointe (4)	06/01/2012	-	7.33%	2,620	7.33%
Corporate - Secured by Certificate of Deposits (3)	06/15/2012	992	4.50%	992	4.50%
Sabo Road Self Storage	08/01/2012	1,914	7.42%	1,911	7.42%
Park Ten Place I (4)	08/11/2012	-	7.45%	476	7.45%
Park Ten Place II (4)	08/11/2012	-	7.45%	373	7.45%
Corporate - Secured by Northwest Spectrum Plaza (3)	12/03/2012	145	5.50%	500	5.50%
Corporate - Secured	12/19/2012	209	5.50%	250	5.50%
Corporate – Unsecured	01/27/2013	-	6.00%	250	6.00%
Corporate – Secured by Bristol Bay (1) (3)	02/01/2013	1,703	5.50%	1,703	5.50%
Corporate – Secured by Management Contracts (3)	03/05/2013	626	5.50%	697	5.50%
Corporate - Secured	3/31/2013	2,000	8.00%	-	8.00%
11500 Northwest Freeway	06/01/2014	3,912	5.93%	3,932	5.93%
11500 Northwest Freeway	06/01/2014	283	5.93%	285	5.93%
Morenci Professional Park (1)	07/01/2014	1,578	7.25%	1,579	7.25%
FMC Technology	09/01/2014	8,398	5.32%	8,428	5.32%
8100 Washington	02/22/2015	2,107	5.59%	2,117	5.59%
8300 Bissonnet (1)	05/01/2015	4,484	5.51%	4,484	5.51%
2620 - 2630 Fountain View	06/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird Lane	07/01/2015	3,122	5.28%	3,135	5.28%
5450 Northwest Central	09/01/2015	2,524	5.38%	2,536	5.38%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,381	6.25%	4,411	6.25%
Fountain View Office Tower	03/01/2016	11,698	5.82%	11,750	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,149	5.70%	7,173	5.70%
Atrium 6420 (5)	06/05/2017	-	5.87%	6,262	5.87%
2640 - 2650 Fountain View	04/29/2018	12,146	6.50%	12,191	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,380	5.00%	9,380	5.00%
Corporate – Unsecured	Variable	1,071	Variable	1,159	Variable
Corporate - Secured by various	Variable	1,571	Variable	1,802	Variable

	Subtotal	$106,364		$124,924
Owned - Variable Rate
Northwest Spectrum Plaza (2)	04/19/2012	2,585	2.66%	2,585	2.90%
Windrose Plaza (2)	04/19/2012	2,491	2.66%	2,492	2.90%
Beltway Industrial Park (3)	06/09/2013	15,926	7.00%	16,282	7.00%
Beltway Industrial Park (3)	06/09/2013	160	7.00%	163	7.00%
Corporate – Unsecured (3)	12/12/2013	275	6.00%	300	6.00%
	Subtotal	$21,437		$21,822

	Subtotal ASR Owned	127,801		146,746

Consolidated VIEs
Foxborough Business Park (4)	03/01/2012	-	7.70%	3,683	7.70%
Houston South Mason (Patrick's)	06/25/2012	2,906	7.25%	2,745	7.25%
San Antonio 3 - AAA Stowaway / FOE	08/01/2012	10,469	6.05%	10,504	6.05%
Fishers Indiana Distribution Center	10/01/2012	17,241	5.42%	17,331	5.42%
Commerce Distribution Center	12/01/2012	9,549	6.12%	9,598	6.12%
Charleston Blvd. Self Storage (1)	01/01/2015	2,526	5.77%	2,526	5.77%
University Springs San Marcos	12/01/2015	9,468	5.55%	9,505	5.55%
Florida 2 - Ocala Self Storage	12/22/2015	1,414	5.00%	1,376	5.00%
Florida 2 - Tampa Self Storage	12/22/2015	1,506	5.00%	1,466	5.00%
University Fountains Lubbock	01/01/2016	20,955	5.57%	21,149	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,616	5.69%	17,538	5.69%
Campus Court Student Housing	05/11/2016	4,666	5.78%	4,683	5.78%
Grissom Road Self Storage	06/01/2017	2,329	7.00%	2,336	7.00%
Loop 1604 Self Storage	09/11/2017	4,308	6.70%	4,298	6.70%
College Park Student Apartments	11/06/2017	14,413	6.35%	14,431	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,393	6.74%	9,422	6.74%
Muirwood Village	02/01/2018	7,778	6.58%	7,790	6.58%
Aldine Westfield Self Storage	10/31/2018	1,052	4.76%	1,057	4.76%
Aldine	08/14/2019	1,353	6.07%	1,289	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,321	6.63%	1,316	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,742	6.63%	1,758	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,147	6.00%	2,155	6.00%
Ft. Worth Northwest Self Storage (7)	04/01/2022	2,150	5.82%	1,936	6.23%
Strongsville Corporate Center	11/11/2034	14,471	5.50%	14,687	5.50%
Ohio Commerce Center	06/11/2035	18,649	5.64%	18,727	5.64%
Springs Commerce Center I	05/11/2036	16,774	5.75%	16,849	5.75%
Springs Office	06/11/2036	14,496	5.75%	14,560	5.75%
Spring Commerce Center II	07/11/2036	20,359	6.00%	20,512	6.00%
Other Unsecured Notes	Variable	1,814	6.00%	2,049	6.00%
	Subtotal VIE	$232,865		$237,276

Grand Total		$360,666		$384,022

(1)	We are currently electing not to pay monthly debt service and are negotiating term modifications with the lender. See additional information regarding this debt below.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan is guaranteed by us and in some cases by at least one of our executive officers and/or board members.

(4)	Loan was paid in connection with the sale of the property in March 2012.

(5)	Atrium 6420 was foreclosed upon by the lender in March 2012.

(6)	Bristol Bay was foreclosed upon by the lender in April 2012.

(7)	Loan was refinanced in March 2012.

(8)	Loan was paid in March 2012.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

	ASR Ownership	Balance
Property Secured by	Percentage	March 31, 2012
Owned:
Pacific Spectrum	100%	$5,191
2855 Mangum	100%	3,862
Bristol Bay	100%	6,687
Morenci Professional Park	100%	1,578
8300 Bissonnet	100%	4,484
		$21,802

VIE:
Charleston Blvd. Self Storage	0%	$2,526
		$2,526

TOTAL		$24,328

We have elected not to make payments on debt of $24.3 million due to the unpaid balances of the mortgages exceeding the market value of the properties. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The lenders holding the debt on 8300 Bissonnet, Pacific Spectrum, 2855 Magnum, and Morenci Professional Park have placed these properties into receivership and have initiated foreclosure proceedings. We were able to extend the maturity date of the Houston South Mason property and bring the note current. In addition, Bristol Bay was foreclosed upon by the lender in April 2012. See Note 15 – Subsequent Events for additional information regarding Bristol Bay.

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

Unamortized financing costs at March 31, 2012 and December 31, 2011 were $1.1 million and $1.2 million, respectively. We have one mortgage loan that is cross-collateralized with a second property.

NOTE 9 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the operating partnership units (”OP Units”):

OP Units
Balance December 31, 2011	4,588
Issuances	42
Balance March 31, 2012	4,630

Ownership of OP Units at March 31, 2012
ASR	3,578
Others (non-controlling interests)	1,052
4,630

The following represents the effects of changes in the Company’s equity related to non-controlling interests:

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) attributable to the Company	$412	$(2,039)
Increase in the Company’s paid-in-capital on exchange of OP Units
for shares of Common Stock	1,711	-

Change from net income (loss) attributable to the Company related to
non-controlling interest transactions	$2,123	$(2,039)

NOTE 10 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net income (loss) per share calculation since their effect would be antidilutive. Net income (loss) per share for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Loss from continuing operations	$(4,211)	$(4,336)
Net loss attributable to non-controlling interests from continuing
operations	2,071	2,947
Loss from continuing operations attributable to American Spectrum
Realty Inc. common stockholders	(2,140)	(1,389)

Discontinued operations:
Loss from discontinued operations	(365)	(1,571)
Gain on disposition of discontinued operations	4,608	-
Income tax (expense) benefit	(1,470)	376
Net (income)/loss attributable to non-controlling interests from
discontinued operations	(221)	545
Income (loss) from discontinued operations attributable to American
Spectrum Realty Inc. common stockholders	2,552	(650)
Preferred stock dividend	(60)	(60)
Net income/(loss) attributable to American Spectrum Realty, Inc.
common stockholders	$352	$(2,099)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum
Realty, Inc. common stockholders	$(0.60)	$(0.47)
Income/(loss) from discontinued operations attributable to American
Spectrum Realty, Inc. common Stockholders	0.71	(0.22)
Net income/(loss) attributable to American Spectrum Realty, Inc.
common stockholders	$0.11	$(0.69)

Basic weighted average shares used	3,577,783	2,961,294

The following outstanding preferred shares, employee stock options and OP units that can be converted into common stock on a one for one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended Mar 31,
	2012	2011
	(unaudited)
Preferred shares	55,172	55,172
Stock options	17,500	58,750
OP Units	1,052,463	1,586,338
Total	1,125,135	1,700,260

NOTE 11 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
General and administrative	$131	$253
Total	$131	$253

As of March 31, 2012, approximately $0.5 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.8 years.

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the three months ended March 31, 2012.

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

Our issued and outstanding stock options as of March 31, 2012 are fully vested and expensed.

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

We have reserved 360,000 shares under the Plan. As of March 31, 2012, we had issued 160,264 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

Weighted
		Weighted		Average
	Number of	Average		Grant-date
	Options	Exercise Price	Number of	fair value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2011	17,500	$7.03	49,008	$15.96
Granted	-	-	-	-
Options Exercised	-	-
RSA Releases			(9,834)	15.45
Forfeited/Expired	-	$-	-	-
Balances at March 31, 2012	17,500	$7.03	39,174	$16.32

The RSA’s had no intrinsic value as of March 31, 2012. The intrinsic value of exercisable in-the-money options was approximately $0.1 million as of March 31, 2012. The aggregate intrinsic value of the options and restricted stock awards outstanding at March 31, 2012 represents the total pretax intrinsic value, based on our closing stock price of $5.46 per share as of March 31, 2012, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of March 31, 2012.

Options outstanding, vested and currently exercisable by exercise price at March 31, 2012 are as follows:

		Number	Weighted
		Outstanding	Average	Weighted
Range of		and	Remaining	Average
Exercise Prices		Exercisable	Contractual Term	Exercise Price
		(in years)
$4.05	$6.10	10,000	1.84	$5.46
$9.13	$9.13	7,500	4.10	$9.13
$4.05	$9.13	17,500

Awards to Non-Employees

In January 2012, we issued 41,910 shares of Common Stock to a firm as consideration for legal services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.2 million.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - PREFERRED STOCK

We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share.

On December 30, 2008, we filed Articles Supplementary to our Articles of Incorporation, which authorized the issuance of 68,965 of Series A Preferred Stock (“Preferred Stock”).

On December 31, 2008, we issued 55,172 shares of the Preferred Stock to Mr. Carden, Mr. Galardi and Timothy R. Brown. Each share of Preferred Stock was sold for $29.00 and is entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29.00 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29.00 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Preferred Stock had hypothetically been converted into one share of common stock. The Preferred Stock is not required to be redeemed by us and the holders will have no right to require redemption. The Preferred Stock is redeemable at our option at any time after December 31, 2011. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

As of March 31, 2012 there were accrued and unpaid dividends on the outstanding preferred shares of $180,000, or $.05 per share.

NOTE 14 – INCOME TAXES

For the three month ended March 31, 2012 we recorded income tax expense of $0.4 million. Income tax expense is recorded solely on income attributable to the Company. We utilized an effective tax rate of 36.56% on our net income.

NOTE 15 – SUBSEQUENT EVENTS

In April 2012, Bristol Bay was foreclosed upon. We anticipate recording a gain as a result of the foreclosure.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three months ended March 31, 2012 and 2011, as well as our financial condition at March 31, 2012 and December 31, 2011. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and elsewhere. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 77% at March 31, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of March 31, 2012 the Company’s ownership structure does not allow the company to elect REIT status.

Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

-An opportunistic and disciplined disposition strategy that enhances investment performance and takes advantage of realized gains. We typically dispose of properties when the return from selling is higher than the projected return from holding the property,

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts and transaction service fees coupled with;

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients;

As of March 31, 2012, the properties that we manage were as follows:

	ASR Owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property Type	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	19	1,910,946	8	4,600,041	11	422,433	38	6,933,420
Self-Storage	1	54,975	12	1,039,494	6	462,360	19	1,556,829
Multi-family	-	-	2	361,340	4	886,016	6	1,247,356
Student housing	-	-	4	1,019,580	-	-	4	1,019,580
Senior housing	-	-	-	-	2	105,434	2	105,434
Land	1	-	-	-	2	-	3	-
Total	21	1,965,921	26	7,020,455	25	1,876,243	72	10,862,619

During the three months ended March 31, 2012, we sold four properties, one of which was owned by a VIE. We also strategically defaulted on the non-recourse debt of one of our properties that was returned to the lender.

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

Reference is made to “Critical Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

Financial Operations Overview

Rental Revenues. We derive rental revenues from tenants that occupy space in our portfolio of consolidated properties. There are three key drivers to rental revenue;

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	As of March 31,
Property Type	2012	2011
Industrial properties	88%	98%
Office properties	78%	80%
Retail properties	61%	56%
Residential properties	97%	78%
Self storage properties	78%	74%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Per Occupied Square Foot
	as of March 31,
Property Type	2012	2011
Industrial properties	$4.16	$3.96
Office properties	$15.52	$16.04
Retail properties	$10.91	$10.84
Residential properties	$10.19	$13.28
Self storage properties	$6.69	$7.20

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

RESULTS OF OPERATIONS

Revenues by Period

The following table sets forth revenues for the three months ended March 31, 2012 and 2011, and the change between periods.

	Three months ended
	March 31,
	2012	2011	Dollar	% Change
			Change
Rental Revenue	$14,570	$16,298	$(1,728)	-11%
Third party management and leasing revenue	894	1,036	(142)	-14%

The changes in revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the following:

  Rental revenue decreased by approximately $1.7 million. This decrease was primarily due to the deconsolidation of VIE’s during 2011 which accounted for approximately $1.3 million of the decrease. Rental revenue decreased by approximately $0.4 million for properties consolidated for the full three months ended March 31, 2012 and 2011. This decrease was primarily attributable to our owned properties. Rental revenue for our VIE properties consolidated for the fully three months ended March 31, 2012 and 2011 was virtually unchanged. The decrease in rental revenue was primarily due to a decrease in occupancy. Our weighted average occupancy decreased from 89% at March 31, 2011 to 86% at March 31, 2012.

  The decrease in third party management and leasing revenue was primarily due to decrease in managed properties between periods.

Operating Expenses by Period

The following table sets forth expenses for the three months ended March 31, 2012 and 2011, and the percentage and dollar change between periods.

	Three months ended
	March 31,
	2012	2011	Dollar	% Change
			Change
Property operating expenses	$5,088	$5,582	$(494)	-9%
Corporate general and administrative	3,235	2,517	718	29%
Depreciation and amortization	5,848	6,772	(924)	-14%
Interest expense	6,071	7,539	(1,468)	-19%
Impairment expense	481	150	331	221%

The changes in operating expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the following:

  Property operating expenses decreased by approximately $0.5 million. This decrease was primarily due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $0.6 million. Property operating expenses for properties consolidated for the fully three months ended March 31, 2012 and 2011 increased by approximately $0.1 million. This increase was primarily due to a higher insurance costs.

  General and administrative expenses increased by approximately $0.7 million. The increase was primarily due to higher accounting, consulting, legal and professional fees.

  Depreciation and amortization expense decreased by approximately $0.9 million. The decrease was primarily due to the deconsolidation of VIE’s during 2011, which accounted for approximately $0.5 million of this decrease. An increase in fully depreciated assets accounted for the remainder of the decrease.

  Interest expense decreased by approximately $1.5 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $0.5 million. Interest expense for properties consolidated for the full three months ended March 31, 2012 and 2011 decreased by approximately $1.0 million. This decrease was principally due to a decrease in debt between periods.

  Impairment expense increased by $0.3 million. This increase was attributable to an increase in impairment charges recorded on purchased intangibles related to the loss of third party management contracts.

All of our expenses are significantly influenced by VIE consolidation activity. We expect all our operating expenses to remain relatively the same over the next year for our consolidated properties at March 31, 2012.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the three months ended March 31, 2012 and 2011, and the dollar and percentage change between periods.

	Three months ended
	March 31,
	2012	2011	Dollar	% Change
			Change
Interest income	$44	$139	$(95)	-68%
Discontinued operations	2,773	(1,195)	3,968	332%
Non-controlling interest	1,850	3,492	(1,642)	-47%
Other Income/(expense)	(106)	-	(106)	N/A

     The changes in other income statement items for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were primarily due to the following:

  Income from discontinued operations for the three months ended March 31, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park and 6420 Atrium and the operating the results of these properties through the date of disposition. Loss from discontinued operations for the three months ended March 31, 2011 included the operating results of these properties and the properties disposed of in 2011.

  Non-controlling interests consist of operating partnership unit holders other than us and, the non-controlling interests held in our VIE’s and held by others. The decrease was primarily attributable to the net gain recognized on our 2012 asset dispositions.

We anticipate continuing to offer certain properties for sale. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales.

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

With regards to our wholly owned properties, we experienced a decline rental revenues of approximately $0.4 million and a decline in third party management and leasing revenue of approximately $0.1 million for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. With regards to the properties in which we have a variable interest and the cash associated with these properties is only available to service their own debts, we experienced a decrease in rental in rental revenues of $1.3 million for the three months ended March 31, 2012 in comparison to the first quarter of 2011. This decrease was primarily the result of the deconsolidation of VIE’s.

As of March 31, 2012, we had accounts payable over 90 days totaling $5.9 million (all of it relating to ASR properties), which represents a decrease of $1.7 million over the past twelve months. In addition, we have terms with creditors holding payables as of March 31, 2012, these payables are included as notes payable with a total principal of $3.4 million.

As of March 31, 2012, we had six of our consolidated properties listed for sale (four wholly or partially owned by ASR and two VIE properties). In addition to these six properties, another six are in some stage of foreclosure (five wholly owned by ASR and one relating to VIE’s) with the debt holder, and we are strategically defaulting on the related debts totaling $24.3 million on these six properties. We can make no guarantee as to the timing of the sale of any of these properties. In April 2012, one of the owned properties were foreclosed by the debt holder. We cannot guarantee that the lenders on the remaining properties in some stage of foreclosure will not take back the properties before we can sell them or renegotiate the debt.

All of the notes on which we have strategically defaulted have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. The loans not being paid are secured only by the real estate assets with the exception of a $1.7 million note that is guaranteed by the Company.

During the first quarter of 2012, we sold Park Ten Place I and II and Sierra Southwest Pointe. The sale of these properties generated net proceeds of $3.0 million. These proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million (See Note 3 – Discontinued Operations).

Our discontinued operations are not stated separately in the Statement of Cash Flow. Our discontinued operations generated cash from operating activities of $0.1 million during the first quarter of 2012. In the future we do not anticipate that the absence of these properties will have a material effect on cash flow.

We have taken the following steps to meet our liquidity needs:

1.	We reduced our overhead structure in 2011.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	Through 2012, we will continue to focus on increasing occupancy rates and managing our cost structure.
5.	Through 2012, we will continue to reduce our expenses, restructure our operations, and negotiate with our creditors for extended terms in order to meet our cash flow needs.

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

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the three months ended March 31, 2012, our consolidated operations provided $1.2 million in cash, of which $1.7 million was provided by our VIE’s.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the three months ended March 31, 2012, our consolidated investing activities provided $18.5 million in cash, of which $4.4 million was provided by our VIE’s. This cash provided by investing activities was driven by the proceeds from the sale of real estate assets.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the three months ended March 31, 2012, we received proceeds from borrowings of $4.2 million and repaid borrowings of $21.2 million, primarily related to property sales. We also made distributions to non-controlling interests of $1.5 million.

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

The following table sets forth our calculation of FFO for the three months March 31, 2012 and 2011:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss) attributable to the Company	$412	$(2,039)
Depreciation and amortization from discontinued operations	217	1,452
Gain from sale of discontinued operations	(4,115)	-
Deferred income tax benefit	362	(1,127)
Depreciation and amortization attributable to the Company's owned properties	2,024	2,291

FFO	$(1,100)	$577

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

There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

In January 2012, the Company issued 41,910 shares of common stock to a law firm as consideration for legal services. The consideration for the shares amounted to $0.2 million. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) and Rule 506 of Regulation D promulgated thereafter.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference this item.

(b) Reports on Form 8-K:

On March 30, 2012, a report on Form 8-K was filed with respect to Item 2.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 15, 2012	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer,
(Principal Financial Officer),
Treasurer and Secretary

Date: May 15, 2012	By:	/s/ Elisa R. Grainger
Elisa R. Grainger
Vice President, Chief Accounting Officer,
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1	Employment Agreement dated January 1, 2012 between the Company and Anthony Eppolito and Amendment thereto dated March 30, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE