Form 10-Q
period 2012-06-30
AMERICAN SPECTRUM REALTY INC
filed 2012-08-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2401 Fountain View, Suite 750
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

As of July 31, 2012, 3,564,783 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30,	December 31,
ASSETS	2012	2011
	(unaudited)
Real estate held for investment (includes $333,546 and $338,845 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$470,586	$520,841
Accumulated depreciation (includes $29,929 and $22,484 from consolidated VIE's, respectively)	(71,373)	(81,657)
Real estate held for investment, net (includes $303,617 and $316,361 from consolidated VIE's, respectively)	399,213	439,184

Cash and cash equivalents	1,515	473
Restricted cash (includes $3,380 and $4,157 from consolidated VIE's, respectively)	3,380	5,184
Tenant and other receivables (includes $879 and $864 from consolidated VIE's, respectively),
net of allowance for doubtful accounts of $782 and $1,006 (includes $408 and $92 from consolidated VIE's, respectively)	1,801	1,338
Deferred rents receivable (includes $1,843 and $1,501 from consolidated VIE's, respectively)	3,205	3,459
Purchased intangibles subject to amortization, net of accumulated amortization of $1,972 and $1,447, respectively	6,829	7,636
Deferred tax assets	11,882	12,123
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	332	245
Notes receivable from Evergreen	2,000	2,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $7,921 and $8,123 from consolidated VIE's, respectively)	15,024	17,752
Total Assets	$452,554	$496,767

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $231,582 and $237,276 from consolidated VIE's, respectively)	$347,162	$384,022
Accounts payable (includes $549 and $634 from consolidated VIE's, respectively)	6,179	7,712
Accrued and other liabilities (includes $6,488 and $7,144 from consolidated VIE's, respectively	15,846	16,068
Total Liabilities	369,187	407,802

Commitments and Contingencies (Note 12):

American Spectrum Realty, Inc, stockholders' deficit:
Preferred stock	1	1
Common stock	34	34
Additional paid-in capital	61,875	51,923
Accumulated deficit	(56,091)	(56,510)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' equity (deficit)	2,724	(7,647)
Non-controlling interest	80,643	96,612
Total Equity	83,367	88,965
Total Liabilities and Equity	$452,554	$496,767

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Rental revenue	$13,818	$15,551	$28,176	$31,296
Third party management and leasing revenue	728	1,478	1,622	2,514
Interest income	40	60	86	199
Total revenues	14,586	17,089	29,884	34,009

EXPENSES:
Property operating expense	3,497	6,070	8,493	11,379
Corporate general and administrative	2,439	2,424	5,674	4,941
Depreciation and amortization	5,413	6,641	11,045	13,139
Interest expense	5,794	6,116	11,509	13,398
Impairment of real estate assets	-	-	481	150
Total expenses	17,143	21,251	37,202	43,007

OTHER INCOME/(EXPENSE):
Gain on litigation settlement	-	4,174	-	4,174
Other income/(expense)	-	623	(151)	623
Total other income/(expense)	-	4,797	(151)	4,797

(Loss)/income from continuing operation before deferred income tax	(2,557)	635	(7,469)	(4,201)

Deferred income tax benefit	1,058	571	2,048	1,262

(Loss)/income from continuing operations	(1,499)	1,206	(5,421)	(2,939)

Discontinued operations:
Loss from operations	(182)	(1,791)	(955)	(3,613)
Gain on disposition of discontinued operations	2,934	23,631	7,542	23,631
Income tax expense	(938)	(6,719)	(2,289)	(6,283)
Income from discontinued operations	1,814	15,121	4,298	13,735

Net income/(loss), including non-controlling interests	315	16,327	(1,123)	10,796

Plus: Net (income)/loss attributable to non-controlling interests	(308)	(6,894)	1,542	(3,402)

Net income attributable to American Spectrum Realty, Inc.	7	9,433	419	7,394

Less: Preferred stock dividend	(60)	(60)	(120)	(120)

Net (loss)/income attributable to American Spectrum Realty, Inc. common stockholders	$(53)	$9,373	$299	$7,274

Basic per share data:

(Loss) income from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	(0.46)	1.13	(1.00)	$0.70
Income from discontinued operations attributable to American Spectrum Realty, Inc.	0.46	2.05	1.12	1.80
Net income attributable to American Spectrum Realty, Inc. common stockholders	-	$3.18	0.12	$2.50

Basic weighted average shares used	3,564,783	2,964,001	3,571,283	2,962,647

Diluted per share data:

(Loss) income from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	(0.46)	0.72	(1.00)	$0.70
Income from discontinued operations attributable to American Spectrum Realty, Inc.	0.46	1.30	1.12	1.80
Net income attributable to American Spectrum Realty, Inc. common stockholders	-	$2.02	0.12	$2.50

Diluted weighted average shares used	3,564,783	4,663,775	3,571,283	2,962,647

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
(Loss) income from continuing operations	$(1,688)	$3,298	$(3,692)	$1,956
Income from discontinuing operations	$1,635	$6,075	$3,991	$5,318
Net (loss)/income	$(53)	$9,373	$299	$7,274

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number				Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2012 (audited)	55,172	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$88,965
Preferred stock dividends	-	-	-	-	-	(120)	-	-	(120)
Stock-based compensation	-	-	-	-	-	158	-	-	158
Restricted stock forfeitures	-	(13,000)	-	-	-	-	-	-	-
Conversion of OP units to common stock	-	191,269	(1,711)	-	-	1,711	-	-	-
Repurchase of OP units	-	-	(8,000)	-	-	8,000	-	-	-
Issuance of common stock		41,910		-	-	203	-	-	203
Deconsolidation of VIE's	-	-	(363)	-	-	-	-	-	(363)
Noncontrolling interests share of income	-	-	(1,542)	-	-	-	-	-	(1,542)
Distributions	-	-	(4,753)	-	-	-	-	-	(4,753)
Contributions	-	-	400	-	-	-	-	-	400
Net income	-	-	-	-	-	-	419	-	419
Balance June 30, 2012 (unaudited)	55,172	4,036,195	$80,643	$1	$34	$61,875	$(56,091)	$(3,095)	$83,367

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income, including non-controlling interests	$(1,123)	$10,796

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,751	15,951
Impairment expense	481	150
Income tax expense/(benefit)	241	5,021
Gain on disposition of real estate assets	(7,542)	(23,631)
Stock-based compensation	158	297
Deferred rental income	(418)	(64)
Changes in operating assets and liabilities:
(Increase) in tenant and other receivables	(559)	488
Decrease in prepaid and other assets	630	771
(Decrease)/increase in accounts payable	(1,141)	(2,386)
Increase in accrued and other liabilities	1,874	1,476
Change in restricted cash	1,773	(789)
Net cash provided by operating activities:	6,125	8,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	18,787	51,080
Capital improvements to real estate assets	(2,519)	(607)
Net cash provided by investing activities:	16,268	50,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,825	5,500
Repayment of borrowings-property sales	(15,760)	(45,000)
Repayment of borrowings-scheduled payments	(2,520)	(2,688)
Repayment of borrowings-other	(5,543)	(7,352)
Dividend payments to preferred stockholders	-	(17)
Contributions from non-controlling interests	400	498
Distributions to non-controlling interests	(4,753)	(3,353)
Net cash used in financing activities:	(21,351)	(52,412)

Increase in cash and cash equivalents	1,042	6,141

Cash and cash equivalents, beginning of period	473	2,003

Cash and cash equivalents, end of period	$1,515	$8,144

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months, Ended June 30,
	2012	2011
Conversion of operating partnership units to common stock	1,711	11
Conversion of accounts payable to note payable	-	1,720
Conversion of accounts payable to common stock	203	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	11,471	16,663
Cash paid for taxes	-	191

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 95% at June 30, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, except as noted below, the Operating Partnership units that are not held by us (approximately 5% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At June 30, 2012, we consolidated 45 properties (including properties owned by variable interest entities (VIE’s) in which we were deemed the primary beneficiary), which consisted of 13 office properties, 13 self-storage facilities, 10 commercial/industrial properties, 6 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature, except for the repurchase of the Operating Partnership units more fully described in Note 9 — Non-controlling Interests and Operating Partnership Units. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles, Goodwill, and Other (Topic 350): Testing Indefinite-Lived Intangibles for Impairment”. This ASU adds new accounting guidance that simplifies how an entity tests indefinite-lived intangible assets other than goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether further testing for impairment of indefinite-lived intangible assets other than goodwill is required. This accounting guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We believe that the adoption of this accounting guidance will not have a material effect on our financial condition or results of operations.

NOTE 3 - DISCONTINUED OPERATIONS

In April 2012 and May 2012, the lenders for our Bristol Bay and Pacific Spectrum properties notified us that they had foreclosed on the assets. The properties securing the debt were each held by consolidated wholly-owned subsidiaries that had not guaranteed the debt. The transactions generated a gain of $2.9 million. No proceeds were received as a result of these transactions.

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

The consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2012 and 2011 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Rental Revenue	$(10)	$2,989	$1,190	$5,969
Less Expenses (1)	(172)	(4,780)	(2,145)	(9,582)
Loss from discontinued operations before gain
on dispositions and income tax (expense)/benefit	(182)	(1,791)	(955)	(3,613)
Gain on dispositions of real estate asset	2,934	23,631	7,542	23,631
Income tax (expense)/benefit	(938)	(6,719)	(2,289)	(6,283)
Income/(loss) from discontinued operations	$1,814	$15,121	$4,298	$13,735

(1)	Includes interest expense of approximately $0.1 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

Income from discontinued operations for the six months ended June 30, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park 6420 Atrium, Bristol Bay, and Pacific Spectrum and the operating the results of these properties through the date of disposition. Income from discontinued operations for the six months ended June 30, 2011 includes the net gain on sale of 7700 Irvine Center and the operating results of properties disposed of in 2011 and 2012.

Income from discontinued operations for the three months ended June 30, 2012 includes the net gain from the dispositions of Bristol Bay and Pacific Spectrum and the operating the results of these properties through the date of disposition. Income from discontinued operations for the three months ended June 30, 2011 includes the operating results of properties disposed of in 2011 and 2012.

Our total assets and total liabilities decreased by $33.9 million and $38.0 million as a result of the 2012 dispositions.

NOTE 4 - ASSET IMPAIRMENTS

During the six months ended June 30, 2012 and 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $0.5 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively that reduced the fair value of the impaired contracts to zero.

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

			Carrying	Carrying
		ASR	Values of Properties	Values of Debt
	Property	Ownership	as of June 30, 2012	as of June 30, 2012
Property Name	Type	Percentage	(in thousands)
Owned:
Fountainview Office Tower	Office	51%	$12,256	$11,647
Beltway Industrial Park	Industrial	100%	14,155	15,986
2620 & 2630 Fountainview	Office	100%	7,082	5,350
2640 & 2650 Fountainview	Office	100%	14,224	12,873
			$47,717	$45,856

VIE:
Florida 2 - Ocala Self Storage	Self Storage	0%	$1,840	$1,410
Florida 2 - Tampa Self Storage	Self Storage	0%	2,105	1,502
			$3,945	$2,912

			$51,662	$48,768

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

The entities being consolidated as of June 30, 2012 include twelve self-storage properties, two multifamily properties, four student housing properties and eight commercial properties. The entities are generally self-financed through cash flows from property operations.

We deconsolidated one VIE during the first six months of 2012. The deconsolidation was due to the sale of a commercial property owned by the VIE during the quarter. We no longer manage or have a continuing involvement with this property. The impact on our year to date Consolidated Financial Statements was a decrease in total assets of $0.5 million, no change in total liabilities and a decrease in non-controlling interest of $0.5 million. Net loss attributable to non-controlling interests of $1.0 million, which included a loss of $0.7 million attributable to the property’s sale, was recorded during the first quarter of 2012 from the deconsolidated VIE. The deconsolidation of the entity did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation date was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Assets
Restricted Cash	$3,380	$4,157
Receivables	2,722	2,365
Fixed Assets Net of depreciation	303,617	316,361
Other Assets	7,921	8,123
Total Assets	$317,640	$331,006

Liabilities
Accounts payable	$549	$634
Notes payable	231,582	237,276
Other liabilities	6,488	7,144
Total liabilities	$238,619	$245,054

Variable interest entity net carrying amount	$79,021	$85,952

At June 30, 2012, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. We do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The debt is solely secured by the property of the respective VIE’s.

During the six months ended June 30, 2012, we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of June 30, 2012 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2011, John N. Galardi, a principal stockholder and director, loaned $0.3 million to the Company and pledged $0.4 million in certificates of deposit to additionally secure another loan of the Company.

We pay a guarantee fee to William J. Carden and Mr. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee paid for the six months ended June 30, 2012 was approximately $0.2 million. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, Beltway Industrial, Northwest Spectrum Plaza, 2620/2630 Fountain View, and 2640/2650 Fountain View. There are also five corporate notes being guaranteed. The guaranteed notes total $25.1 million. See Note 8 - Notes Payable.

During 2007, the Company entered into a lease agreement with Galardi Group as a tenant for 15,297 square feet of office space at the Company’s 7700 Irvine Center property. Mr. Galardi is a principal stockholder, director and officer of Galardi Group. The lease commenced March 1, 2008 and has a five-year term. The annual base rent due to the Company pursuant to the lease was approximately $0.5 million over the term of the lease. 7700 Irvine Center Drive was sold in June 2011. During the same year, the Company subleased back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $79,000. As of June 30, 2012, $39,534 was due to the Galardi Group.

NOTE 8 - NOTES PAYABLE

We had the following notes payable outstanding, as of June 30, 2012 and December 31, 2011, secured by the following properties (dollars in thousands):

		June 30, 2012		December 31, 2011
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Owned - Fixed Rate:
Pacific Spectrum (6)	06/10/2010	-	-	5,191	8.02%
Bristol Bay (6)	08/01/2011	-	-	6,687	7.58%
Corporate - Secured (8)	03/18/2012	-	-	890	5.50%
Park Ten Place I (4)	05/11/2012	-	-	4,314	7.45%
Park Ten Place II (4)	05/11/2012	-	-	3,380	7.45%
2855 Mangum (1)	05/11/2012	2,502	7.45%	2,495	7.45%
2855 Mangum (1)	05/11/2012	1,360	6.00%	1,355	6.00%
Atrium 6430 (2)	05/11/2012	2,073	7.45%	2,094	7.45%
Corporate - Unsecured (8)	05/31/2012		5.50%	950	5.50%
Corporate – Unsecured (2) (3)	05/31/2012	1,000	9.50%	1,000	9.50%
Sierra Southwest Pointe (4)	06/01/2012	-	-	2,620	7.33%
Corporate - Secured by Certificate of Deposit (10)	06/15/2012	-	4.50%	992	4.50%
Park Ten Place I (4)	08/11/2012	-	-	476	7.45%
Park Ten Place II (4)	08/11/2012	-	-	373	7.45%
2640 - 2650 Fountain View (3)	08/29/2012	770	10.00%	822	10.00%
Corporate - Secured by Northwest Spectrum Plaza (3) (9)	08/31/2012	645	5.50%	-	-
Corporate - Secured (3)	12/19/2012	126	5.50%	250	5.50%
Corporate – Unsecured	01/27/2013	-	-	250	6.00%
Corporate – Unsecured (1) (3)	02/01/2013	1,703	5.50%	1,703	5.50%
Corporate – Secured by Management Contracts (3)	03/05/2013	570	5.50%	697	5.50%
Corporate - Secured	03/31/2013	2,000	8.00%	-	8.00%
Corporate - Secured by Northwest Spectrum Plaza (9)	04/19/2013	-	5.50%	500	5.50%
11500 Northwest Freeway	06/01/2014	3,893	5.93%	3,932	5.93%
11500 Northwest Freeway	06/01/2014	282	5.93%	285	5.93%
Morenci Professional Park (1)	07/01/2014	1,578	7.25%	1,579	7.25%
FMC Technology	09/01/2014	8,368	5.32%	8,428	5.32%
8100 Washington	02/22/2015	2,096	5.59%	2,117	5.59%
8300 Bissonnet (1)	05/01/2015	4,484	5.51%	4,484	5.51%
2620 - 2630 Fountain View (3)	06/30/2015	5,350	7.00%	5,350	7.00%
1501 Mockingbird Lane	07/01/2015	3,108	5.28%	3,135	5.28%
5450 Northwest Central	09/01/2015	2,511	5.38%	2,536	5.38%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,351	6.25%	4,411	6.25%
Fountain View Office Tower	03/01/2016	11,647	5.82%	11,750	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,124	5.70%	7,173	5.70%
Atrium 6420 (5)	06/05/2017	-	-	6,262	5.87%
2640 - 2650 Fountain View	04/29/2018	12,103	6.50%	12,191	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,380	5.00%	9,380	5.00%
Sabo Road Self Storage (9)	07/01/2022	2,030	5.55%	1,911	7.42%
Corporate – Unsecured	Variable	1,789	Variable	1,159	Variable
Corporate - Secured by various	Variable	1,532	Variable	1,802	Variable

	Subtotal	$94,375		$124,924
Owned - Variable Rate
Northwest Spectrum Plaza	04/19/2013	2,493	2.66%	2,585	2.90%
Windrose Plaza	04/19/2013	2,476	2.66%	2,492	2.90%
Beltway Industrial Park (3)	06/09/2013	15,827	7.00%	16,282	7.00%
Beltway Industrial Park (3)	06/09/2013	159	7.00%	163	7.00%
Corporate – Unsecured (3)	12/12/2013	250	6.00%	300	6.00%
	Subtotal	$21,205		$21,822

	Subtotal ASR Owned	115,580		146,746

Consolidated VIEs
Foxborough Business Park (4)	03/01/2012	-	7.70%	3,683	7.70%
Houston South Mason (Patrick's) (2)	06/25/2012	2,771	7.25%	2,745	7.25%
San Antonio 3 - AAA Stowaway / FOE	08/01/2012	10,435	6.05%	10,504	6.05%
Fishers Indiana Distribution Center	10/01/2012	17,153	5.42%	17,331	5.42%
Commerce Distribution Center	12/01/2012	9,502	6.12%	9,598	6.12%
Charleston Blvd. Self Storage (1)	10/06/2012	2,561	10.77%	2,526	5.77%
University Springs San Marcos	12/01/2015	9,433	5.55%	9,505	5.55%
Florida 2 - Ocala Self Storage	12/22/2015	1,410	5.00%	1,376	5.00%
Florida 2 - Tampa Self Storage	12/22/2015	1,502	5.00%	1,466	5.00%
University Fountains Lubbock	01/01/2016	20,991	5.57%	21,149	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,400	5.69%	17,538	5.69%
Campus Court Student Housing	05/11/2016	4,650	5.78%	4,683	5.78%
Grissom Road Self Storage	06/01/2017	2,321	7.00%	2,336	7.00%
Loop 1604 Self Storage	09/11/2017	4,274	6.70%	4,298	6.70%
College Park Student Apartments	11/06/2017	14,350	6.35%	14,431	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,387	6.74%	9,422	6.74%
Muirwood Village	02/01/2018	7,753	6.58%	7,790	6.58%
Aldine Westfield Self Storage	10/31/2018	1,045	4.76%	1,057	4.76%
Aldine	08/14/2019	1,186	6.07%	1,289	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,317	6.63%	1,316	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,728	6.63%	1,758	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,137	6.00%	2,155	6.00%
Ft. Worth Northwest Self Storage (7)	04/01/2022	2,144	5.82%	1,936	6.23%
Strongsville Corporate Center	11/11/2034	14,299	5.50%	14,687	5.50%
Ohio Commerce Center	06/11/2035	18,572	5.64%	18,727	5.64%
Springs Commerce Center I	05/11/2036	16,701	5.75%	16,849	5.75%
Springs Office	06/11/2036	14,433	5.75%	14,560	5.75%
Spring Commerce Center II	07/11/2036	20,275	6.00%	20,512	6.00%
Other Unsecured Notes	Variable	1,852	6.00%	2,049	6.00%
	Subtotal VIE	$231,582		$237,276

Grand Total		$347,162		$384,022

(1)	We are currently electing not to pay monthly debt service and are negotiating term modifications with the lender. See additional information regarding this debt below.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan or carve-out is guaranteed by us and in some cases by at least one of our executive officers and/or board members.

(4)	Loan was paid in connection with the sale of the property in March 2012.

(5)	Property was foreclosed upon by the lender in March 2012.

(6)	Property was foreclosed upon by the lender in April 2012.

(7)	Loan was refinanced in March 2012.

(8)	Loan was paid in March 2012.

(9)	Loan was refinanced in June 2012.

(10)	Loan was paid in May 2012.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

	ASR Ownership	Balance
Property Secured by	Percentage	June 30, 2012
Owned:
2855 Mangum	100%	3,862
Morenci Professional Park	100%	1,578
8300 Bissonnet	100%	4,484
Corporate	100%	1,703
		$11,627

VIE:
Charleston Blvd. Self Storage	0%	$2,561
		$2,561

TOTAL		$14,188

We have elected not to make payments on debt of $14.2 million due to the unpaid balances of the mortgages exceeding the market value of the properties. We are actively negotiating with the lenders, but there can be no assurance that these negotiations, which may result in loan modifications or discounted pay-offs, will be successful, and the lenders could initiate foreclosure proceedings. The lenders holding the debt on 8300 Bissonnet, 2855 Magnum, and Morenci Professional Park have placed these properties into receivership and have initiated foreclosure proceedings. In July 2012, 2855 Mangum was foreclosed upon. See Note 15 – Subsequent Events for additional information regarding 2855 Mangum.

All of the properties securing the debt in default is held by a consolidated wholly owned subsidiary and the mortgages are not guaranteed by us. We are also in default on a $1.7 million guaranteed note that was secured by Bristol Bay, which we lost to foreclosure in April 2012. Negotiations are in progress to settle this debt. All of the notes which we have elected not to pay have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

Unamortized financing costs at June 30, 2012 and December 31, 2011 were $1.0 million and $1.2 million, respectively. We have one mortgage loan that is cross-collateralized with a second property.

NOTE 9 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with our acquisition of assets from Evergreen on January 17, 2010. A total of 800,000 OP Units issued to Evergreen (adjusted from the original 1,600,000 OP Units issued to reflect the Company’s 2011 two-for-one reverse split), were repurchased by the Company for a total of one dollar, in accordance with the purchase agreement.

Since the repurchase, Evergreen has not responded to requests to complete the documentation of the repurchase transaction. Our outside counsel believes the repurchase transaction is binding to all parties and that there is no additional remuneration due to Evergreen with respect to the repurchase. Furthermore, we believe we are entitled to reimbursement for costs incurred due to the lack of cooperation.

To reflect the change in ownership in the operating partnership, we have adjusted the non-controlling interest by the approximate carrying amount of the OP Units. As a result of the repurchase of the OP units and in accordance with our accounting policies, we have performed a qualitative assessment of our goodwill and have determined that no impairment is necessary at June 30, 2012.

See Note 12 - Commitments and Contingencies for additional information.

The following table summarizes the activity for the OP Units:

OP Units
Balance December 31, 2011	4,588

Issuances	42
Repurchases	(800)
Balance June 30, 2012	3,830

Ownership of OP Units at June 30, 2012
ASR	3,578
Others (non-controlling interests)	252
3,830

The following represents the effects of changes in the Company’s equity related to non-controlling interests:

	Six Months Ended
	June 30,
	2012	2011
Net income attributable to the Company	$419	$7,394
Increase in the Company’s paid-in-capital on exchange of OP Units for shares of
Common Stock	1,711	11
Increase in the company's paid-in-capital on repurchase of OP units for cash	8,000	-

Change from net income attributable to the Company related to non-controlling
interest transactions	$10,130	$7,405

NOTE 10 - NET INCOME (LOSS) PER SHARE

Net income (loss) per basic share is calculated based on the weighted average number of common shares outstanding. Net income (loss) per diluted share for the three months ended June 30, 2011 includes stock options outstanding, OP Units and preferred shares. Stock options outstanding, OP Units and preferred shares have not been included in the net income (loss) per share calculation for the three months ended June 30, 2012 and the six months ended June 30, 2012 and 2011 since their effect would be antidilutive. Net income (loss) per share data for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
(Loss)/income from continuing operations	$(1,499)	$1,206	$(5,421)	$(2,939)
Net loss/(income) attributable to non-controlling interests from
continuing operations	(129)	2,152	1,849	5,015
(Loss)/income from continuing operations attributable to American
Spectrum Realty Inc. common stockholders	(1,628)	3,358	(3,572)	2,076

Discontinued operations:
Loss from discontinued operations	(182)	(1,791)	(955)	(3,613)
Gain on disposition of discontinued operations	2,934	23,631	7,542	23,631
Income tax (expense)	(938)	(6,719)	(2,289)	(6,283)
Net (income)/loss attributable to non-controlling interests from
discontinued operations	(179)	(9,046)	(307)	(8,417)
Income from discontinued operations attributable to American
Spectrum Realty Inc. common stockholders	1,635	6,075	3,991	5,318

Preferred stock dividend	(60)	(60)	(120)	(120)
Net (loss)/income attributable to American Spectrum Realty , Inc.
common stockholders	$(53)	$9,373	$299	$7,274

Basic per share data:
(Loss) income from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.46)	$1.13	$(1.00)	$0.70
Income from discontinued operations attributable to American
Spectrum Realty, Inc. common Stockholders	0.46	2.05	1.12	1.80
Net income attributable to American Spectrum Realty, Inc. common
stockholders	$-	$3.18	$0.12	$2.50

Basic weighted average shares used	$3,564,783	$2,964,001	$3,571,283	$2,962,647

Diluted per share data:
(Loss) income from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.46)	$0.72	$(1.00)	$0.70
Income from discontinued operations attributable to American
Spectrum Realty, Inc. common Stockholders	0.46	1.30	1.12	1.80
Net income attributable to American Spectrum Realty, Inc. common
stockholders	$-	$2.02	$0.12	$2.50

Diluted weighted average shares used	3,564,783	4,663,775	3,571,283	2,962,647

The following outstanding preferred shares, employee stock options and OP units that can be converted into common stock on a one for one basis were excluded from the computation of diluted net income (loss) per share for the three months ended June 30, 2012 and for the six months ended June 30, 2012 and 2011 as they had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Preferred shares	55,172	55,172	55,172	55,172
Stock options	17,500	58,750	17,500	58,750
OP Units	519,130	1,585,852	785,796	1,586,095
Total	591,802	1,699,774	858,468	1,700,017

NOTE 11 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
		(in thousands)		(in thousands)
General and administrative		$27	$43	$158	$297
	Total	$27	$43	$158	$297

As of June 30, 2012, approximately $0.5 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.6 years.

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the six months ended June 30, 2012.

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

Our issued and outstanding stock options as of June 30, 2012 are fully vested and expensed.

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

We have reserved 360,000 shares under the Plan. As of June 30, 2012, we had issued 147,284 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant date
	Options	Exercise Price	Number of	Fair Value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2011	17,500	$7.03	49,008	$15.96

Granted	-	$-	-	$-
Options Exercised	-	$-	-	$-
RSA Releases			(12,504)	$14.49
Forfeited	-	$-	(13,000)	$16.67
Balances at June 30, 2012	17,500	$7.03	23,504	$16.32

The RSA’s had no intrinsic value as of June 30, 2012. No exercisable options were in-the-money as of June 30, 2012. The aggregate intrinsic value of the options and restricted stock awards outstanding at June 30, 2012 represents the total pretax intrinsic value, based on our closing stock price of $3.90 per share as of June 30, 2012, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of June 30, 2012.

Options outstanding, vested and currently exercisable by exercise price at June 30, 2012 are as follows:

		Number	Weighted
		Outstanding	Average	Weighted
Range of		and	Remaining	Average
Exercise Prices		Exercisable	Contractual Term	Exercise Price
		(in years)
$4.05	$6.10	10,000	1.60	$5.46
$9.13	$9.13	7,500	3.85	$9.13
$4.05	$9.13	17,500

Awards to Non-Employees

In January 2012, we issued 41,910 shares of Common Stock to a firm as consideration for legal services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.2 million.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On March 2, 2011, we filed an action against Evergreen Realty Group, LLC and certain of its affiliates ("Evergreen") relating to its acquisition of assets from Evergreen in January 2010. The purchase price of the assets was $18.0 million, subject to adjustment as provided in the purchase agreement, and was paid in the form of (a) the assumption of $500,000 of payables, (b) the issuance of a $9.5 million promissory note and (c) the issuance of 800,000 operating partnership units which would be redeemable by Evergreen after June 30, 2011 for a number of shares of our common stock (or, at our option, the cash equivalent) equal to the quotient obtained by dividing $8.0 million by the greater of our share price or net asset value as of December 31, 2010. (Our share price as of December 31, 2010 was $17.52; our net asset value as of December 31, 2010 has not been definitively determined.) In our action, we are alleging various offsets and adjustments to the purchase price, as well as defaults by Evergreen, and are seeking damages and a declaration that the principal amount of the promissory note should be reduced to zero, that the operating partnership units should be cancelled and that Evergreen should refund to us payments of at least $578,000 which have been made on the promissory note. On March 7, 2011, New West Realty, Inc. (“New West”), an affiliate of Evergreen, filed a complaint for damages in Orange County Superior Court against ASR and other related entities. New West alleges in the complaint that ASR had failed to pay amounts then due under a $9.5 million promissory note held by New West. We have subsequently paid all amounts currently due and payable under the note and therefore dispute the claim and deny that any payment is now due under the note, and we have filed a separate lawsuit against New West and others seeking damages in excess of the amount of New West’s claim.

During the second quarter of 2012, we repurchased all of the OP Units issued to Evergreen in 2010 for a total of one dollar. See Note 9 - Non-Controlling Interests and Operating Partnership Units for additional information.

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

As of June 30, 2012 there were accrued and unpaid dividends on the outstanding preferred shares of $240,000, or $.07 per share.

NOTE 14 – INCOME TAXES

For the six months ended June 30, 2012 we recorded income tax expense of $0.2 million. Income tax expense is recorded solely on income attributable to the Company. We utilized an effective tax rate of 36.46% on our net income.

NOTE 15 – SUBSEQUENT EVENTS

Our preferred equity partner on 2855 Mangum acquired the mortgage loan from the property’s lender and foreclosed on the asset in July 2012. We had elected to sell the property to our preferred equity partner in 2011. We chose not to make debt service payments due to the mortgage balance exceeding the market value of the project In 2011. We anticipate recording a gain as a result of the transaction in the third quarter of 2012.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three and six months ended June 30, 2012 and 2011, as well as our financial condition at June 30, 2012 and December 31, 2011. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 95% at June 30, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of June 30, 2012 the Company’s ownership structure does not allow the company to elect REIT status.

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

As of June 30, 2012, the properties that we manage were as follows:

	ASR Owned		Consolidated VIE's		Third Party		Total
Property type		Square		Square		Square		Square
	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	17	1,789,761	8	4,600,041	8	340,218	33	6,730,020
Self-Storage	1	54,975	12	1,039,494	6	462,360	19	1,556,829
Multi-family			2	361,340	4	886,016	6	1,247,356
Student housing			4	1,019,580			4	1,019,580
Senior housing			-		2	105,434	2	105,434
Land	1	-	-	-	2	-	3	-
Total	19	1,844,736	26	7,020,455	22	1,794,028	67	10,659,219

During the six months ended June 30, 2012, we sold four properties, one of which was owned by a VIE. We also strategically defaulted on the non-recourse debt of three of our properties that was returned to the lender.

During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. A total of 800,000 OP Units issued to Evergreen (adjusted from the original 1,600,000 OP Units issued to reflect the Company’s 2011 two-for-one reverse split), were repurchased by the Company for a total of one dollar.

Since the repurchase, Evergreen has not responded to requests to complete the documentation of the repurchase transaction. Our outside counsel believes the repurchase transaction is binding to all parties and that there is no additional remuneration due to Evergreen with respect to the repurchase. Furthermore, we believe we are entitled to reimbursement for costs incurred due to the lack of cooperation.

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

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	As of June 30,
Property Type	2012	2011
Industrial properties	87%	98%
Office properties	82%	81%
Retail properties	79%	56%
Residential properties	96%	94%
Self storage properties	82%	76%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	as of June 30,
Property Type	2012	2011
Industrial properties	$4.14	$3.95
Office properties	$15.33	$16.03
Retail properties	$15.30	$14.55
Residential properties	$9.22	$12.22
Self storage properties	$7.49	$7.68

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

RESULTS OF OPERATIONS

Discussion of the three months ended June 30, 2012 and 2011.

Revenues by Period

The following table sets forth revenues for the three months ended June 30, 2012 and 2011, and the change between periods (unaudited, in thousands except percentages):

	Three months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Rental Revenue	$ 13,818	$ 15,551	$ (1,733)	-11%
Third party management and leasing revenue	728	1,478	(750)	-51%

The changes in revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the following:

  Rental revenue decreased by approximately $1.7 million. This decrease was primarily due to the deconsolidation of VIE’s during 2011 which accounted for approximately $1.6 million of the decrease. Rental revenue for properties consolidated for the full three months ended June 30, 2012 and 2011 was relatively unchanged, decreasing by approximately $0.1 million. Rental revenues for our owned properties increased by approximately $0.2 million, primarily due to an increase in occupancy. The weighted average occupancy of our owned properties increased from 84% at June 30, 2011 to 88% at June 30, 2012. Rental revenue for our VIE properties consolidated for the fully three months ended June 30, 2012 and 2011 decreased by approximately $0.3 million, primarily due to a decrease in occupancy. The weighted average occupancy of our VIE properties decreased from 95% at June 30, 2011 to 90% at June 30, 2012.

  The decrease in third party management and leasing revenue was primarily due to a decrease in leasing and auxiliary service revenue between periods.

Operating Expenses by Period

The following table sets forth expenses for the three months ended June 30, 2012 and 2011, and the percentage and dollar change between periods (unaudited, in thousands except percentages):

	Three months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Property operating expenses	$3,497	$6,070	$(2,573)	-42%
Corporate general and administrative	2,439	2,424	15	1%
Depreciation and amortization	5,413	6,641	(1,228)	-18%
Interest expense	5,794	6,116	(322)	-5%

The changes in operating expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the following:

  Property operating expenses decreased by approximately $2.6 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $1.3 million. Property operating expenses for properties consolidated for the full three months ended June 30, 2012 and 2011 decreased by approximately $1.3 million. This decrease was principally due to a decrease in property taxes, utilities, bad debt expense and other cost cutting measures implemented by management.

  General and administrative expenses remained virtually unchanged. An increase in legal and rent expense was partially offset by a decrease in accounting and consulting fees.

  Depreciation and amortization expense decreased by approximately $1.2 million. The decrease was primarily due to the deconsolidation of VIE’s during 2011, which accounted for approximately $0.8 million of this decrease. An increase in fully depreciated and amortized assets accounted for the remainder of the decrease.

  Interest expense decreased by approximately $0.3 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $0.6 million. Interest expense for properties consolidated for the full three months ended June 30, 2012 and 2011 increased by approximately $0.3 million.

All of our expenses are significantly influenced by VIE consolidation activity. We expect all our operating expenses to remain relatively the same over the next year for our consolidated properties at June 30, 2012.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the three months ended June 30, 2012 and 2011, and the dollar and percentage change between periods (unaudited, in thousands except percentages):

	Three months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Interest income	$40	$60	$(20)	-33%
Discontinued operations	1,814	15,121	(13,307)	88%
Non-controlling interest	(308)	(6,894)	6,586	-96%

The changes in other income statement items for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were primarily due to the following:

  Income from discontinued operations for the three months ended June 30, 2012 includes the net gain from the dispositions of Bristol Bay and Pacific Spectrum and the operating the results of these properties through the date of disposition. Income from discontinued operations for the three months ended June 30, 2011 included the net gain on the 2011 sale of 7700 Irvine Center and the operating results of properties disposed of in 2011 and 2012.

  Non-controlling interests consist of operating partnership unit holders other than us and, the non-controlling interests held in our VIE’s and held by others. The increase was primarily attributable to the gain on sale of 7700 Irvine Center during the second quarter of 2011.

We anticipate continuing to offer certain properties for sale. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales.

Discussion of the six months ended June 30, 2012 and 2011.

Revenues by Period

The following table sets forth revenues for the six months ended June 30, 2012 and 2011, and the change between periods (unaudited, in thousands except percentages):

	Six months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Rental Revenue	$ 28,176	$ 31,296	$ (3,120)	-10%
Third party management and leasing revenue	1,622	2,514	(892)	-35%

The changes in revenues during the six months ending June 30, 2012 as compared to June 30, 2011 were primarily due to the following:

  Rental revenue for the period decreased by approximately $3.1 million in comparison to the prior year. The decrease in rental revenue was primarily due to the deconsolidation of VIE’s, which resulted in a reduction rental revenues of approximately $2.9 million. Rental revenue for properties consolidated for the full six months ended June 30, 2012 and 2011 was relatively unchanged, decreasing by approximately $0.2 million. Rental revenues for our owned properties increased by approximately $0.1 million, primarily due to an increase in occupancy. The weighted average occupancy of our owned properties increased from 84% at June 30, 2011 to 88% at June 30, 2012. Rental revenue for our VIE properties consolidated for the full six months ended June 30, 2012 and 2011 decreased by approximately $0.3 million, primarily due to a decrease in occupancy. The weighted average occupancy of our VIE properties decreased from 95% at June 30, 2011 to 90% at June 30, 2012.

  The decreased third party management and leasing revenue was primarily due to due to a decrease in leasing and auxiliary service revenue between periods.

Operating Expenses by Period

The following table sets forth expenses for the six months ended June 30, 2012 and 2011, and the percentage and dollar change between periods (unaudited, in thousands except percentages):

	Six months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Property operating expenses	$8,493	$11,379	$(2,886)	-25%
Corporate general and administrative	5,674	4,941	733	15%
Depreciation and amortization	11,045	13,139	(2,094)	-16%
Interest expense	11,509	13,398	(1,889)	-14%
Impairment expense	481	150	331	221%

The changes in operating expenses during the six months ended June 30, 2012 as compared to 2011 were primarily due to the following:

  Property operating expenses decreased by approximately $2.9 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $1.2 million. Property operating expenses for properties consolidated for the full six months ended June 30, 2012 and 2011 decreased by approximately $1.7 million. This decrease was primarily due to a decrease in property taxes, utilities, bad debt expense and other cost cutting measures implemented by management.

  General and administrative expenses increased by approximately $0.7 million. The increase was primarily attributable to an increase in legal fees and rent expense.

  Depreciation and amortization expense decreased by approximately $2.1 million. The decrease was primarily due to the deconsolidation of VIE’s during 2011, which accounted for approximately $1.4 million of this decrease. An increase in fully depreciated and amortized assets accounted for the remainder of the decrease.

  Interest expense decreased by approximately $1.9 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $1.1 million. Interest expense for properties consolidated for the full six months ended June 30, 2012 and 2011 decreased by approximately $0.8 million. This decrease was primarily due to a decrease in debt between periods.

  Impairment expense increased by $0.3 million. This increase was attributable to an increase in impairment charges related to lost management contracts.

All of our expenses are significantly influenced by acquisition activity. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and for our third party clients currently being serviced at June 30, 2012.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the six months ended June 30, 2012 and 2011, and the dollar and percentage change between periods (unaudited, in thousands except percentages):

	Six months ended
	June 30,
	2012	2011	Dollar	% Change
			Change
Interest income	$86	$199	$(113)	-57%
Discontinued operations	4,298	13,735	(9,437)	-69%
Non-controlling interest	1,542	(3,402)	4,944	-145%
Other Income/(expense)	(151)	623	(774)	-124%

The changes in other income statement items during the six months ended June 30, 2012 as compared to June 30, 2011 were primarily due to the following:

  Income from discontinued operations for the six months ended June 30, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park, 6420 Atrium, Bristol Bay, and Pacific Spectrum and the operating the results of these properties through the date of disposition. Income from discontinued operations for the six months ended June 30, 2011 included the net gain on sale of 7700 Irvine Center and the operating results of properties disposed of in 2011 and 2012.

  Non-controlling interests consist of operating partnership unit holders other than the company and, the non-controlling interests held in our VIE’s and held by others.

  Gain on litigation settlement for 2011 represents settlement of our lawsuit with our insurance carrier related to our Hurricane Ike claims.

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

With regards to our wholly owned properties, we experienced an increase in rental revenues of approximately $0.1 million and a decline in third party management and leasing revenue of approximately $0.9 million for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. With regards to the properties in which we have a variable interest and the cash associated with these properties is only available to service their own debts, we experienced a decrease in rental in rental revenues of $3.2 million for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. This decrease was primarily the result of the deconsolidation of VIE’s.

As of June 30, 2012, we had accounts payable over 90 days totaling $3.9 million (all of it relating to ASR properties), which represents a decrease of $2.6 million over the past twelve months. In addition, we have terms with creditors holding payables as of June 30, 2012, these payables are included as notes payable with a total principal of $3.3 million.

As of June 30, 2012, we had six of our consolidated properties listed for sale (four wholly or partially owned by ASR and two VIE properties). In addition to these six properties, another four are in some stage of foreclosure (three wholly owned by ASR and one relating to a VIE) with the debt holder, and we are strategically defaulting on the related debts totaling $12.5 million on these four properties. We can make no guarantee as to the timing of the sale of any of these properties. In July 2012, one of the owned properties was foreclosed by the debt holder. We cannot guarantee that the lenders on the remaining properties in some stage of foreclosure will not take back the properties before we can sell them or renegotiate the debt.

All of the notes on which we have strategically defaulted have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. The loans not being paid are secured only by the real estate assets with the exception of a $1.7 million note.

During the six months ended June 30, 2012, we sold Park Ten Place I and II and Sierra Southwest Pointe. The sale of these properties generated net proceeds of $3.0 million. These proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million (See Note 3 – Discontinued Operations).

Our discontinued operations are not stated separately in the Statement of Cash Flow. Our discontinued operations used cash from operating activities of $0.3 million during the six months ended June 30, 2012. In the future we do not anticipate that the absence of these properties will have a material effect on cash flow.

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

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the six months ended June 30, 2012, our consolidated operations provided $6.1 million in cash, of which $4.9 million was provided by our VIE’s.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the six months ended June 30, 2012, our consolidated investing activities provided $16.3 million in cash, of which consisted of proceeds from property sales of $18.8 million, partially offset by capital improvements to real estate assets of $2.5 million.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the six months ended June 30, 2012, we received proceeds from borrowings of $6.8 million and repaid borrowings of $25.8 million, primarily related to property sales. We also made distributions to non-controlling interests of $4.8 million.

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

The following table sets forth our calculation of FFO for the six months ended June 30, 2012 and 2011:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net income (loss) attributable to the Company	$419	$7,394
Depreciation and amortization from discontinued operations	706	2,811
Gain on disposition of discontinued operations	(6,171)	(15,444)
Deferred income tax benefit	241	5,021
Depreciation and amortization attributable to the Company's owned properties	3,311	4,058

FFO	$(1,494)	$3,840

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

There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the second quarter of 2012, we repurchased all of the OP Units issued to Evergreen in 2010 for a total of one dollar.

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

(b) Reports on Form 8-K:

On May 15, 2012, a report on Form 8-K was filed with respect to Item 2.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 14, 2012	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer,
(Principal Financial Officer),
Treasurer and Secretary

Date: August 14, 2012	By:	/s/ Elisa R. Grainger
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