Form 10-Q
period 2012-09-30
AMERICAN SPECTRUM REALTY INC
filed 2012-11-15
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

As of October 31, 2012, 3,564,779 shares of Common Stock ($.01 par value) were outstanding.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012
	and 2011 (unaudited)	4
	Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011
	(unaudited)	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	31
Item 5	Exhibits	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31,
ASSETS	2012	2011
	(unaudited)
Real estate held for investment (includes $329,596 and $338,845 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$465,609	$520,841
Accumulated depreciation (includes $33,510 and $22,484 from consolidated VIE's, respectively)	(74,550)	(81,657)
Real estate held for investment, net (includes $296,086 and $316,361 from consolidated VIE's, respectively)	391,059	439,184
Cash and cash equivalents	439	473
Restricted cash (includes $3,557 and $4,157 from consolidated VIE's, respectively)	3,557	5,184
Tenant and other receivables (includes $1,111 and $864 from consolidated VIE's, respectively), net of allowance for doubtful accounts of $1,081 and $1,006
(includes $662 and $92 from consolidated VIE's, respectively)	1,711	1,338
Deferred rents receivable (includes $2,033 and $1,501 from consolidated VIE's, respectively)	3,358	3,459
Purchased intangibles subject to amortization, net of accumulated amortization of $2,099 and $1,447, respectively	6,597	7,636
Deferred tax assets	12,558	12,123
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	322	245
Notes receivable from Evergreen	1,000	2,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $8,382 and $8,123 from consolidated VIE's, respectively)	15,412	17,752
Total Assets	$443,386	$496,767

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $226,093 and $237,276 from consolidated VIE's, respectively)	$340,272	$384,022
Accounts payable (includes $285 and $634 from consolidated VIE's, respectively)	7,527	7,712
Accrued and other liabilities (includes $6,688 and $7,144 from consolidated VIE's, respectively	15,337	16,068
Total Liabilities	363,136	407,802

Commitments and Contingencies (Note 12):

American Spectrum Realty, Inc, stockholders' equity (deficit):
Preferred stock	1	1
Common stock	34	34
Additional paid-in capital	61,183	51,923
Accumulated deficit	(57,356)	(56,510)
Treasury stock, at cost	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' equity (deficit)	767	(7,647)
Non-controlling interest	79,483	96,612
Total Equity	80,250	88,965
Total Liabilities and Equity	$443,386	$496,767

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Rental revenue	$13,256	$13,941	$39,777	$44,044
Third party management and leasing revenue	889	1,079	2,511	3,593
Interest income	38	73	124	272
Total revenues	14,183	15,093	42,412	47,909

EXPENSES:
Property operating expense	4,670	4,686	12,488	14,953
Corporate general and administrative	2,571	3,583	8,245	8,524
Depreciation and amortization	5,397	6,929	15,572	19,282
Interest expense	5,145	4,844	15,844	16,816
Impairment expense	104	3,450	585	3,600
Total expenses	17,887	23,492	52,734	63,175

OTHER INCOME:
Gain on litigation settlement	-	-	-	4,170
Other income	876	-	726	623
Total other income	876	-	726	4,793

Loss from continuing operation before deferred income tax	(2,828)	(8,399)	(9,596)	(10,473)

Deferred income tax benefit	534	1,584	2,363	1,228

Loss from continuing operations	(2,294)	(6,815)	(7,233)	(9,245)

Discontinued operations:
Loss from operations	(389)	(1,637)	(2,051)	(7,366)
Gain on disposition of discontinued operations	7	380	7,549	24,011
Income tax benefit/(expense)	142	322	(1,928)	(4,353)
(Loss)/income from discontinued operations	(240)	(935)	3,570	12,292

Net (loss)/income, including non-controlling interests	(2,534)	(7,750)	(3,663)	3,047

Plus: Net loss attributable to non-controlling interests	1,289	4,587	2,817	1,185

Net (loss)/income attributable to American Spectrum Realty, Inc.	(1,245)	(3,163)	(846)	4,232

Less: Preferred stock dividend	(60)	(60)	(180)	(180)

Net (loss)/income attributable to American Spectrum Realty, Inc. common stockholders	$(1,305)	$(3,223)	$(1,026)	$4,052

Basic and diluted per share data:
Loss from continuing operations attributable to
American Spectrum Realty, Inc. common stockholders	(0.29)	(0.88)	(1.19)	$(0.77)
(Loss)/income from discontinued operations attributable to American Spectrum Realty, Inc.	(0.06)	(0.17)	0.95	2.19
Net (loss)/income attributable to American Spectrum Realty, Inc. common stockholders	(0.35)	$(1.05)	(0.24)	$1.42

Basic and diluted weighted average shares used	3,566,782	2,996,914	3,569,783	2,974,070

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,090)	$(2,721)	$(4,417)	$(2,455)
(Loss)/income from discontinuing operations	$(215)	$(502)	$3,391	$6,507
Net (loss)/income	$(1,305)	$(3,223)	$(1,026)	$4,052

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number				Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2012 (audited)	55,172	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$88,965
Preferred stock dividends	-	-	-	-	-	(180)	-	-	(180)
Stock-based compensation	-	-	-	-	-	183	-	-	183
Restricted stock forfeitures	-	(15,002)	-	-	-	-	-	-	-
Conversion of OP units to common stock	-	191,269	(1,711)	-	-	1,711	-	-	-
Repurchase of OP units	-	-	(8,000)	-	-	8,000	-	-	-
Issuance of common stock		45,910		-	-	203	-	-	203
Acquisition of VIE properties			657			(657)			-
Consolidation of VIE's	-	-	-	-	-	-	-	-	-
Deconsolidation of VIE's	-	-	298	-	-	-	-	-	298
Noncontrolling interests share of income	-	-	(2,817)	-	-	-	-	-	(2,817)
Distributions	-	-	(5,978)	-	-	-	-	-	(5,978)
Contributions	-	-	422	-	-	-	-	-	422
Net income	-	-	-	-	-	-	(846)	-	(846)
Balance September 30, 2012 (unaudited)	55,172	4,038,193	$79,483	$1	$34	$61,183	$(57,356)	$(3,095)	$80,250

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income, including non-controlling interests	$(3,663)	$3,047

Adjustment to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	17,252	24,999
Impairment expense	585	4,303
Income tax (benefit) expense	(435)	3,125
Gain on disposition of real estate assets	(7,549)	(24,011)
Stock-based compensation	183	402
Deferred rental income	(583)	(93)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(489)	(602)
(Increase) decrease in prepaid and other assets	(854)	2,052
Increase in accounts payable	204	1,889
(Decrease)/increase in accounts payable related parties	-	(91)
Decrease/(increase) in related party receivables	-	262
Increase in accrued and other liabilities	947	1,142
Change in restricted cash	1,596	(292)
Net cash provided by operating activities:	7,194	16,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	18,787	51,080
Capital improvements to real estate assets	(2,782)	(4,660)
Net cash provided by investing activities:	16,005	46,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	9,479	5,500
Repayment of borrowings-property sales	(15,760)	(45,000)
Repayment of borrowings-scheduled payments	(4,853)	(7,185)
Repayment of borrowings-other	(6,543)	(7,352)
Repurchase of preferred partnership interest	-	(2,500)
Acquisition of non-controlling interest in the operating partnership	-	(201)
Dividend payments to preferred stockholders	-	(145)
Contributions from non-controlling interests	422	592
Distributions to non-controlling interests	(5,978)	(7,510)
Net cash used in financing activities:	(23,233)	(63,801)

Decrease in cash and cash equivalents	(34)	(1,249)

Cash and cash equivalents, beginning of period	473	2,003

Cash and cash equivalents, end of period	$439	$754

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months, Ended September 30,
	2012	2011
Conversion of operating partnership units to common stock	1,711	11
Conversion of accounts payable to note payable	-	2,300
Conversion of accounts payable to common stock	203	50

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	15,946	20,351
Cash paid for taxes	32	-

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at September 30, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, the Operating Partnership units that are not held by us (approximately 7% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At September 30, 2012, we consolidated 44 properties (including properties owned by variable interest entities (VIE’s) in which we were deemed the primary beneficiary), which consisted of 12 office properties, 13 self-storage facilities, 10 commercial/industrial properties, 6 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states.

We operate as one segment that encompasses all geographic regions. We provide one group of comprehensive real estate services.

We deliver integrated property, facility, asset, business and engineering management services to a host of third party clients as well as to our own properties. We offer customized programs that focus on tenant retention through cost-efficient operations.

We are committed to expanding the scope of products and services offered. We believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. During 2012, we intend to expand the number of third party properties that we manage. We currently have a management presence in 19 states.

We refer to ourselves throughout this report as the “the Company” or “ASR”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature, except for the repurchase of the Operating Partnership units more fully described in Note 9 – Non-controlling Interests and Operating Partnership Units. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2012.

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

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales , to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this update did not have a material effect on our consolidated financial condition or results of operations.

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

NOTE 3 - DISCONTINUED OPERATIONS

In October 2012, we sold Beltway Industrial Park and 8300 Bissonnet. See Note 15 – Subsequent Events.

Our preferred equity partner on 2855 Mangum acquired the mortgage loan from the property’s lender and foreclosed on the asset in July 2012. We had elected to sell the property to our preferred equity partner in 2011. We chose not to make debt service payments due to the mortgage balance exceeding the market value of the property. The property securing the debt was held by a consolidated subsidiary that had not guaranteed the debt. The transaction generated a gain of approximately $0.01 million. No proceeds were received as a result of the transaction.

In April 2012 and May 2012, the lenders for our Bristol Bay and Pacific Spectrum properties notified us that they had foreclosed on the assets. The properties securing the debt were each held by consolidated wholly-owned subsidiaries that had not guaranteed the debt. The transactions generated a gain upon disposition of approximately $2.9 million. No proceeds were received as a result of these transactions.

In March 2012, we sold Park Ten Place I and II for $10.7 million and Sierra Southwest Pointe for $3.9 million. These transactions generated a gain on sale of approximately $4.4 million. Net proceeds received from the sales amounted to approximately $3.0 million. The proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million.

In March 2012, we sold Foxborough Business Park Center, a VIE, for $4.9 million. The transaction generated a loss of approximately $0.7 million. Our ownership interest in the VIE was less than 1%. Net proceeds received from the sale amounted to $0.9 million, which was distributed to non-controlling interests.

In March 2012, the lender for our Atrium 6420 property foreclosed on the asset. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $6.3 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain upon disposition of $0.9 million. No proceeds were received as a result of the transaction.

The consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2012 and 2011 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
Rental Revenue	$676	$2,880	$3,522	$10,044
Less Expenses (1)	(1,065)	(4,517)	(5,573)	(17,410)
Loss from discontinued operations before gain
on dispositions and income tax benefit/(expense)	(389)	(1,637)	(2,051)	(7,366)
Gain on dispositions of real estate asset	7	380	7,549	24,011
Income tax benefit/(expense)	142	322	(1,928)	(4,353)
(Loss)/income from discontinued operations	$(240)	$(935)	$3,570	$12,292

(1)	Includes interest expense of approximately $0.4 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

Loss from discontinued operations for the three months ended September 30, 2012 includes the net gain from the disposition of 2855 Mangum, its operating results through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet. Loss from discontinued operations for the three months ended September 30, 2011 includes the net gain from the disposition of Creekside, the operating results of properties disposed of in 2011 and 2012 and the operating results of Beltway Industrial Park and 8300 Bissonnet.

Income from discontinued operations for the nine months ended September 30, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park 6420 Atrium, Bristol Bay, Pacific Spectrum and 2855 Mangum, the operating results of these properties through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet. Income from discontinued operations for the nine months ended September 30, 2011 includes the net gain on sale of 7700 Irvine Center and Creekside, the operating results of properties disposed of in 2011 and 2012, and the results of operations of Beltway Industrial Park and 8300 Bissonnet.

Our total assets and total liabilities decreased by $37.9 million and $42.4 million as a result of the 2012 dispositions through September 30, 2012.

NOTE 4 - ASSET IMPAIRMENTS

Purchased Intangibles Subject to Amortization

During the three and nine months ended September 30, 2012 and 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $0.1 million and $0.6 million for the three and nine months ended September 30, 2012 and $0.3 and $0.5 million for the three and nine months ended September 30, 2011, respectively, that reduced the fair value of the impaired contracts to zero. (See Note 6 – Variable Interest Entities for additional information).

Goodwill

During the three months ended September 30, 2011, we performed an assessment of goodwill that indicated the carrying value of goodwill exceeded the fair value requiring us to perform the second step of the impairment test. In the second step we estimated the fair value of the goodwill using the income approach. As a result of the analysis, we determined the carrying value of the goodwill exceeds the fair value and recorded $1.3 million of impairment expense for the three and nine months ended September 30, 2011 related to the goodwill resulting from the Evergreen acquisition in 2010. The assessment was performed as a result of losing contracts acquired in the Evergreen acquisition and if we experience a significant or sustained decline in our future cash flows as a result of losing additional management contracts or if other events and/or circumstances occur, we may need to perform additional impairment analysis in the future which may result in additional expense.

Real Estate Held for Investment

Rental properties are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. We assess the expected undiscounted cash flows based upon numerous factors and estimates, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value. During the nine months ended September 30, 2011, we determined certain conditions existed that an evaluation for impairment was needed on certain of our properties. For the three and nine months ended September 30, 2011, we recorded impairment charges of $1.8 million on real estate held for investment. The impairment charges were primarily due a determination that the market value of two of our assets were lower than their carrying value as a result of an analysis of future undiscounted cash flows and market data.

NOTE 5 - ASSETS HELD FOR SALE

Below is a listing of the consolidated properties we have listed for sale. We can make no guarantees as to our ability to sell any of our consolidated properties. We further cannot assure you that we will achieve a sales price that allows us to receive cash to fund our operations.

			Carrying	Carrying
		ASR	Values of Properties	Values of Debt
	Property	Ownership	as of September 30, 2012	as of September 30, 2012
Property Name	Type	Percentage	(in thousands)
Fountainview Office Tower	Office	51%	$12,104	$11,595
Beltway Industrial Park (1)	Industrial	100%	13,945	15,780
8300 Bissonnet (1)	Office	100%	3,768	4,484
2620 & 2630 Fountainview	Office	100%	7,070	5,347
2640 & 2650 Fountainview	Office	100%	14,057	12,802
			$50,944	$50,008

(1)	Properties were sold in October 2012. See Note 15 – Subsequent Events.

NOTE 6 - VARIABLE INTEREST ENTITIES

We have identified multiple Variable Interest Entities where we are the primary beneficiary for accounting purposes. As a result, these VIE entities are consolidated in the accompanying consolidated financial statements and the interests that are not owned by us are presented as non-controlling interests on the consolidated balance sheets.

The VIE entities being consolidated as of September 30, 2012 include ten self-storage properties, two multifamily properties, four student housing properties and eight commercial properties. The entities are generally financed through cash flows from property operations.

During the third quarter of 2012, we acquired two self-storage properties from Central Florida Self Storage Acquisitions, LLC, a VIE previously consolidated. The properties were acquired in lieu of foreclosure on related mortgage notes held by the Company. As the properties were under common control, they were recorded at their carryover basis. The differences between the carryover basis and the carrying amounts of the mortgages were recorded in stockholders equity. Post-acquisition, we deconsolidated the remaining balances in the VIE after determining that we were no longer the primary beneficiary and no longer manage or have a continuing involvement with this entity.

During the first quarter of 2012, we deconsolidated one VIE. The deconsolidation was due to the sale of Foxborough Business Park Center, a commercial property owned by the VIE. We no longer manage or have a continuing involvement with this property.

The impact of the deconsolidation of VIE’s on our year to date Consolidated Financial Statements was a decrease in total assets of $0.5 million, a decrease in total liabilities of $0.8 million, and an increase in non-controlling interest of $0.3 million. Net loss attributable to non-controlling interests from the deconsolidated VIE’s for the three and nine months ended September 30, 2012 was $0.2 million and $1.2 million, respectively. The deconsolidation of the VIE’s did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation dates were the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all related operating results are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Assets
Restricted Cash	$3,557	$4,157
Receivables	3,144	2,365
Fixed Assets Net of depreciation	296,086	316,361
Other Assets	8,382	8,123
Total Assets	$311,169	$331,006

Liabilities
Accounts payable	$285	$634
Notes payable	226,093	237,276
Other liabilities	6,688	7,144
Total liabilities	$233,066	$245,054

Variable interest entity net carrying amount	$78,103	$85,952

At September 30, 2012, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. In addition, the Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The notes payable are solely secured by the property of the respective VIE’s.

During the nine months ended September 30, 2012 we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of September 30, 2012 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2011, John N. Galardi, a principal shareholder, loaned $0.3 million to the Company and pledged $0.4 million in certificates of deposit to additionally secure another loan of the Company.

We pay a guarantee fee to William J. Carden and Mr. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). The Guarantee Fee paid for the nine months ended September 30, 2012 was approximately $0.2 million. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, Beltway Industrial Park, Northwest Spectrum Plaza, 2620/2630 Fountain View, and 2640/2650 Fountain View. There are also five corporate notes being guaranteed. The guaranteed notes total $24.6 million. See Note 8 - Notes Payable.

Mr. Galardi is a principal stockholder, director and officer of Galardi Group. During 2011 and 2012, the Company has subleased back from the Galardi Group 2,396 square feet of office space. This sublease expires February 28, 2013. The annual base rent on this sublease is $0.1 million. As of September 30, 2012, $0.1 million was due to the Galardi Group.

NOTE 8 - NOTES PAYABLE

We had the following notes payable outstanding, as of September 30, 2012 and December 31, 2011, secured by the following properties (dollars in thousands):

		September 30, 2012		December 31, 2011
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Owned - Fixed Rate:
Pacific Spectrum (6)	06/10/2010	-	-	5,191	8.02%
Bristol Bay (6)	08/01/2011	-	-	6,687	7.58%
Corporate - Secured (8)	03/18/2012	-	-	890	5.50%
Park Ten Place I (4)	05/11/2012	-	-	4,314	7.45%
Park Ten Place II (4)	05/11/2012	-	-	3,380	7.45%
2855 Mangum (11)	05/11/2012	-	-	2,495	7.45%
2855 Mangum (11)	05/11/2012	-	-	1,355	6.00%
Atrium 6430 (2)	05/11/2012	2,062	7.45%	2,094	7.45%
Corporate - Unsecured (8)	05/31/2012	-	-	950	5.50%
Corporate – Unsecured (2) (3)	05/31/2012	1,000	9.50%	1,000	9.50%
Sierra Southwest Pointe (4)	06/01/2012	-	-	2,620	7.33%
Corporate - Secured by Certificate of Deposit (10)	06/15/2012	-	-	992	4.50%
Park Ten Place I (4)	08/11/2012	-	-	476	7.45%
Park Ten Place II (4)	08/11/2012	-	-	373	7.45%
2640 - 2650 Fountain View (2) (3)	08/29/2012	743	10.00%	822	10.00%
Corporate - Secured (3)	12/19/2012	66	5.50%	250	5.50%
Corporate – Unsecured	01/27/2013	-	-	250	6.00%
Corporate – Unsecured (16)	02/01/2013	-	-	1,703	5.50%
Corporate - Secured by Northwest Spectrum Plaza (3) (9)	02/28/2013	645	5.50%	-	-
Corporate – Secured by Management Contracts (3)	03/05/2013	552	5.50%	697	5.50%
Corporate - Secured	03/31/2013	2,000	8.00%	-	-
Corporate - Secured by Northwest Spectrum Plaza (9)	04/19/2013	-	-	500	5.50%
11500 Northwest Freeway	06/01/2014	3,880	5.93%	3,932	5.93%
11500 Northwest Freeway	06/01/2014	280	5.93%	285	5.93%
Morenci Professional Park (1)	07/01/2014	1,578	7.25%	1,579	7.25%
FMC Technology	09/01/2014	8,338	5.32%	8,428	5.32%
8100 Washington	02/22/2015	2,086	5.59%	2,117	5.59%
8300 Bissonnet (1)	05/01/2015	4,484	5.51%	4,484	5.51%
2620 - 2630 Fountain View (3)	06/30/2015	5,347	7.00%	5,350	7.00%
1501 Mockingbird Lane	07/01/2015	3,094	5.28%	3,135	5.28%
5450 Northwest Central	09/01/2015	2,499	5.38%	2,536	5.38%
Ocala Self Storage (14)	10/03/2015	1,410	4.25%	-	-
Tampa Self Storage (14)	10/03/2015	1,502	4.25%	-	-
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,320	6.25%	4,411	6.25%
Fountain View Office Tower	03/01/2016	11,595	5.82%	11,750	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,100	5.70%	7,173	5.70%
Atrium 6420 (5)	06/05/2017	-	-	6,262	5.87%
2640 - 2650 Fountain View	04/29/2018	12,059	6.50%	12,191	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,380	5.00%	9,380	5.00%
Sabo Road Self Storage (9)	07/01/2022	2,024	5.55%	1,911	7.42%
Corporate – Unsecured	Various	1,719	Various	1,159	Various
Corporate - Secured	Various	1,505	Various	1,802	Various
Corporate - Secured (13)	3/13/2013	1,220	12.00%	-	-
Corporate – Unsecured	3/4/2013	806	2.79%	-	-
	Subtotal	$93,294		$124,924
Owned - Variable Rate
Northwest Spectrum Plaza	04/19/2013	2,438	2.66%	2,585	2.90%
Windrose Plaza	04/19/2013	2,467	2.66%	2,492	2.90%
Beltway Industrial Park (3)	06/09/2013	15,622	7.00%	16,282	7.00%
Beltway Industrial Park (3)	06/09/2013	158	7.00%	163	7.00%
Corporate – Unsecured (3)	12/12/2013	200	6.00%	300	6.00%
	Subtotal	$20,885		$21,822

	Subtotal ASR Owned	114,179		146,746

Consolidated VIEs
Foxborough Business Park (4)	03/01/2012	-	-	3,683	7.70%
San Antonio III - AAA Stowaway / FOE (12)	08/01/2012	10,398	6.05%	10,504	6.05%
Fishers Indiana Distribution Center	10/01/2012	17,058	5.42%	17,331	5.42%
Commerce Distribution Center	12/01/2012	9,453	6.12%	9,598	6.12%
Houston South Mason (Patrick's) (15)	12/25/2012	2,817	5.25%	2,745	7.25%
Charleston Blvd. Self Storage (1)	01/01/2015	2,584	5.77%	2,526	5.77%
University Springs San Marcos	12/01/2015	9,397	5.55%	9,505	5.55%
Ocala Self Storage (14)	10/03/2015	-	-	1,376	5.00%
Tampa Self Storage (14)	10/03/2015	-	-	1,466	5.00%
University Fountains Lubbock	01/01/2016	20,912	5.57%	21,149	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,331	5.69%	17,538	5.69%
Campus Court Student Housing	05/11/2016	4,633	5.78%	4,683	5.78%
Grissom Road Self Storage	06/01/2017	2,315	7.00%	2,336	7.00%
Loop 1604 Self Storage	09/11/2017	4,262	6.70%	4,298	6.70%
College Park Student Apartments	11/06/2017	14,311	6.35%	14,431	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,362	6.74%	9,422	6.74%
Muirwood Village	02/01/2018	7,732	6.58%	7,790	6.58%
Aldine Westfield Self Storage	10/31/2018	1,038	4.76%	1,057	4.76%
Aldine	08/14/2019	1,178	6.07%	1,289	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,305	6.63%	1,316	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,728	6.63%	1,758	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,127	6.00%	2,155	6.00%
Ft. Worth Northwest Self Storage (7)	04/01/2022	2,135	5.82%	1,936	6.23%
Strongsville Corporate Center	11/11/2034	14,104	5.50%	14,687	5.50%
Ohio Commerce Center	06/11/2035	18,494	5.64%	18,727	5.64%
Springs Commerce Center I	05/11/2036	16,626	5.75%	16,849	5.75%
Springs Office	06/11/2036	14,369	5.75%	14,560	5.75%
Spring Commerce Center II	07/11/2036	20,190	6.00%	20,512	6.00%
Other Unsecured Notes	Various	234	6.00%	2,049	6.00%
	Subtotal VIE	$226,093		$237,276

Grand Total		$340,272		$384,022

(1)	We are currently electing not to pay monthly debt service and are negotiating term modifications with the lender. See additional information regarding this debt below.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan or carve-out is guaranteed by us and in some cases by Mr. Carden and/or Mr. Galardi.

(4)	Loan was paid in connection with the sale of the property in March 2012.

(5)	Property was foreclosed upon by the lender in March 2012.

(6)	Property was foreclosed upon by the lender in April 2012.

(7)	Loan was refinanced in March 2012.

(8)	Loan was paid in March 2012.

(9)	Loan was refinanced in June 2012.

(10)	Loan was paid in May 2012.

(11)	Property was foreclosed upon by lender in July 2012.

(12)	In October 2012, the debt was refinanced with a new loan in the amount of $9.7 million. A third party equity partner contributed $1.5 million in connection with the transaction.

(13)	Represents short-term loan obtained in September 2012. Loan was paid in October 2012 in connection with the sale of Beltway Industrial Park.

(14)	Represents loans assumed from a consolidated VIE in connection with the acquisition of Tampa and Ocala in September 2012.

(15)	Loan maturity was extended for six months.

(16)	Loan was satisfied for $1.0 million in September 2012. See additional information regarding this debt below.

In September 2012, we obtained a short-term loan in the amount of $1.2 million. The loan proceeds were primarily used to satisfy our $1.7 million corporate loan with California Bank and Trust. We paid the bank $1.0 million for a complete satisfaction of the loan, which had a principal balance and accrued interest due of approximately $1.8 million. A mutual release settled all issues regarding this loan for both parties. A gain of approximately $0.8 was recognized on the transaction.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

	ASR Ownership	Balance
Property Secured by	Percentage	September 30, 2012
Owned:
Morenci Professional Park	100%	1,578
8300 Bissonnet	100%	4,484
		$6,062

VIE:
Charleston Blvd. Self Storage	0%	$2,584
		$2,584

TOTAL		$8,646

We have elected not to make payments on this debt due to the unpaid balances of the mortgages exceeding the market value of the properties. The lenders holding the debt on these properties have placed these assets into receivership and have initiated foreclosure proceedings. All of the properties securing the debt in default are held by consolidated wholly owned subsidiaries or consolidated VIE’s. These mortgages are not guaranteed by us. All of the notes which we have elected not to pay have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

We are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

We have two additional loans which have matured; a $2.1 million loan secured by 6430 Richmond and a $0.8 million loan secured by 2640/2650 Fountain View. We are currently negotiating extensions with the lenders on these loans.

Unamortized financing costs at September 30, 2012 and December 31, 2011 were $0.9 million and $1.2 million, respectively. We have one mortgage loan that is cross-collateralized with a second property.

In October 2012, 8300 Bissonnet was sold. See Note 15 – Subsequent Events.

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

Since the repurchase, Evergreen has not responded to requests to complete the documentation of the repurchase transaction. Our outside counsel believes the repurchase transaction is binding to all parties and that there is no additional remuneration due to Evergreen with respect to the purchase. Furthermore, we believe we are entitled to reimbursement for costs incurred due to the lack of cooperation.

To reflect the change in ownership in the operating partnership, we have adjusted the non-controlling interest by the approximate carrying amount of the OP Units. As a result of the repurchase of the OP units and in accordance with our accounting policies, we performed a qualitative assessment of our goodwill at June 30, 2012 and determined that no impairment was necessary.

See Note 12 – Commitments and Contingencies for additional information.

The following table summarizes the activity for the OP Units:

OP Units
Balance December 31, 2011	4,588

Issuances	46
Repurchases	(815)
Balance September 30, 2012	3,819

Ownership of OP Units at September 30, 2012
ASR	3,567
Others (non-controlling interests)	252
3,819

The following represents the effects of changes in the Company’s equity related to non-controlling interests:

	Nine Months Ended
	September 30,
	2012	2011
Net (loss) income attributable to the Company	$(846)	$4,232
Increase in the Company’s paid-in-capital on exchange of OP Units for shares of
Common Stock	1,711	11
Increase in the company's paid-in-capital on redemption of OP units for cash	8,000	-

Change from net (loss) income attributable to the Company related to non-
controlling interest transactions	$8,865	$4,243

NOTE 10 - NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net (loss) income per share calculation since their effect would be antidilutive. Net (loss) income per share data for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Loss from continuing operations	$(2,294)	$(6,815)	$(7,233)	$(9,245)
Net loss/(income) attributable to non-controlling interests from
continuing operations	1,264	4,154	2,996	6,970
Loss from continuing operations attributable to American Spectrum
Realty Inc. common stockholders	(1,030)	(2,661)	(4,237)	(2,275)

Discontinued operations:
Loss from discontinued operations	(389)	(1,637)	(2,051)	(7,366)
Gain on disposition of discontinued operations	7	380	7,549	24,011
Income tax benefit (expense)	142	322	(1,928)	(4,353)
Net loss/(income) attributable to non-controlling interests from
discontinued operations	25	433	(179)	(5,785)
(Loss)/income from discontinued operations attributable to American
Spectrum Realty Inc. common stockholders	(215)	(502)	3,391	6,507

Preferred stock dividend	(60)	(60)	(180)	(180)
Net (loss)/income attributable to American Spectrum Realty, Inc.
common stockholders	$(1,305)	$(3,223)	$(1,026)	$4,052

Basic per share data:
Loss from continuing operations attributable to American Spectrum
Realty, Inc. common stockholders	$(0.29)	$(0.88)	$(1.19)	$(0.77)
(Loss)/income from discontinued operations attributable to American
Spectrum Realty, Inc. common stockholders	(0.06)	(0.17)	0.95	2.19
Net (loss) income attributable to American Spectrum Realty, Inc.
common stockholders	$(0.35)	$(1.05)	$(0.24)	$1.42

Basic weighted average shares used	$3,566,782	$2,996,914	$3,569,783	$2,974,070

The following table indicates the instruments that were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Preferred shares	55,172	55,172	55,172	55,172
Stock options	17,500	53,083	17,500	57,083
OP Units	252,463	1,584,881	608,019	1,585,691
Total	325,135	1,693,136	680,691	1,697,946

NOTE 11 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
General and administrative	$25	$105	$183	$402
Total	$25	$105	$183	$402

As of September 30, 2012, approximately $0.3 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 4.0 years.

Valuation Assumptions

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

No options were granted during the nine months ended September 30, 2012.

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

Our issued and outstanding stock options as of September 30, 2012 are fully vested and expensed.

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

We have reserved 360,000 shares under the Plan. As of September 30, 2012, we had issued 149,282 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant date
	Options	Exercise Price	Number of	Fair Value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2011	17,500	$7.03	49,008	$15.96

Granted	-	$-	4,000	$3.75
Options Exercised	-	$-	-	$-
RSA Releases			(16,934)	$15.01
Forfeited	-	$-	(15,002)	$15.71
Balances at September 30, 2012	17,500	$7.03	21,072	$14.58

The RSA’s had no intrinsic value as of September 30, 2012. No exercisable options were in-the-money as of September 30, 2012. The aggregate intrinsic value of the options and restricted stock awards outstanding at September 30, 2012 represents the total pretax intrinsic value, based on our closing stock price of $3.95 per share as of September 30, 2012, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock awards were vested as of September 30, 2012.

Options outstanding, vested and currently exercisable by exercise price at September 30, 2012 are as follows:

		Number	Weighted
		Outstanding	Average	Weighted
Range of		and	Remaining	Average
Exercise Prices		Exercisable	Contractual Term	Exercise Price
			(in years)
$4.05	$6.10	10,000	1.34	$5.46
$9.13	$9.13	7,500	3.60	$9.13
$4.05	$9.13	17,500

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

During the second quarter of 2012, we repurchased all of the OP Units issued to Evergreen in 2010 for a total of one dollar. See Note 9 – Non-Controlling Interests and Operating Partnership Units for additional information.

The litigation is ongoing and we cannot give any assurances that we will obtain the declaration or the damages that it seeks.

We are in default on a $1.0 million unsecured note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

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

As of September 30, 2012 there were accrued and unpaid dividends on the outstanding preferred shares of $0.3 million or $.08 per share.

NOTE 14 – INCOME TAXES

For the nine months ended September 30, 2012 we recorded an income tax benefit of $0.4 million. The income tax benefit was recorded solely on the net loss attributable to the Company. We utilized an effective tax rate of 36.2% on our net loss.

NOTE 15 – SUBSEQUENT EVENTS

In October 2012, Beltway Industrial Park was sold for $20.7 million. We anticipate recognizing a gain on sale before income tax expense of approximately $5.5 million in the fourth quarter of 2012. Proceeds from the sale amounted to approximately $2.4 million, which will primarily be used to reduce debt, other liabilities and working capital.

In October 2012, 8300 Bissonnet was sold. The property was in receivership. We consented to the sale of the property in exchange for being released from all liability on the note. No proceeds were received as a result of the disposition. We anticipate recognizing a gain in the fourth quarter of 2012 in connection with the transaction.

In October 2012, the debt on San Antonio III was refinanced with a new loan in the amount of $9.7 million. A third party equity partner contributed $1.5 million in connection with the transaction.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three and nine months ended September 30, 2012 and 2011, as well as our financial condition at September 30, 2012 and December 31, 2011. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at September 30, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of September 30, 2012 the Company’s ownership structure does not allow the company to elect REIT status.

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

As of September 30, 2012, the properties that we manage were as follows:

	ASR Owned		Consolidated VIE's		Third Party		Total
Property type		Square		Square		Square		Square
	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	16	1,717,707	8	4,600,041	8	241,820	32	6,559,568
Self-Storage	3	157,966	10	936,503	6	462,360	19	1,556,829
Multi-family			2	361,340	3	659,412	5	1,020,752
Student housing			4	1,019,580	1	226,604	5	1,246,184
Senior housing			-		2	105,434	2	105,434
Land	1	-	-	-	2	-	3	-
Total	20	1,875,673	24	6,917,464	22	1,695,630	66	10,488,767

During the nine months ended September 30, 2012, we sold four properties, one of which was owned by a VIE. We also strategically defaulted on the non-recourse debt of four of our properties that were returned to the lender.

During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. A total of 800,000 OP Units issued to Evergreen (adjusted from the original 1,600,000 OP Units issued to reflect the Company’s 2011 two-for-one reverse split), were repurchased by the Company for a dollar as provided in the purchase and sell agreement.

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

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	As of September 30,
Property Type	2012	2011
Industrial properties	87%	97%
Office properties	78%	79%
Retail properties	62%	53%
Residential properties	93%	95%
Self storage properties	88%	78%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	As of September 30,
Property Type	2012	2011
Industrial properties	$4.14	$3.81
Office properties	$14.47	$15.93
Retail properties	$14.04	$15.09
Residential properties	$12.52	$12.09
Self storage properties	$7.47	$7.50

We are currently actively marketing our empty square footage but do not know if, when or at what rental rates we will be able to lease the vacant office spaces.

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

RESULTS OF OPERATIONS

Discussion of the three months ended September 30, 2012 and 2011.

Revenues by Period

The following table sets forth revenues for the three months ended September 30, 2012 and 2011, and the change between periods (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Rental Revenue	$ 13,256	$ 13,941	$ (685)	-5%
Third party management and leasing revenue	889	1,079	(190)	-18%

The changes in revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the following:

  Rental revenue decreased by approximately $0.7 million. This decrease was primarily due to the deconsolidation of VIE’s during 2011 which accounted for approximately $1.4 million of the decrease. Rental revenue for properties consolidated for the full three months ended September 30, 2012 and 2011 increased by approximately $0.7 million. This increase was attributable to an increase in rental revenue for our owned properties of $0.1 million and our VIE properties of $0.6 million. The increases were primarily attributable to occupancy fluctuations. As of September 30, 2012, the weighted average occupancy of our owned properties and our VIE properties was 83% and 89%, respectively.

  The decrease in third party management and leasing revenue was primarily due to a decrease in leasing and auxiliary service revenue between periods.

Operating Expenses by Period

The following table sets forth expenses for the three months ended September 30, 2012 and 2011, and the percentage and dollar change between periods (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Property operating expenses	$4,670	$4,686	$(16)	0%
General and administrative	2,571	3,583	(1,012)	-28%
Depreciation and amortization	5,397	6,929	(1,532)	-22%
Interest expense	5,145	4,844	301	6%
Impairment expense	104	3,450	(3,346)	-97%

The changes in operating expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the following:

  Property operating expenses were virtually unchanged. Property operating expenses decreased by approximately $0.8 million due to the deconsolidation of VIE’s during 2011. This decrease was offset by an increase in property operating expenses for properties consolidated for the full three months ended September 30, 2012 of approximately $0.8 million. This increase was primarily due to an increase in utilities, leasing and bad debt expense. The increase was also attributable to an increase in personnel costs and repairs and maintenance.

  General and administrative expenses decreased by approximately $1.0 million. This decrease was primarily attributable to a decrease in legal fees of approximately $0.6 million in large part related to the Evergreen lawsuit. The decrease was also due to a decrease in personnel costs, rent expense and other cost cutting measuring implemented by management.

  Depreciation and amortization expense decreased by approximately $1.5 million. The decrease was in large part due to the deconsolidation of VIE’s during 2011, which accounted for approximately $0.6 million of this decrease. An increase in fully depreciated and amortized assets primarily accounted for the remainder of the decrease.

  Interest expense increased by approximately $0.3 million. Interest expense attributable to properties consolidated for the full three months ended September 30, 2012 and 2011 increased by approximately $0.6 million, principally due to penalties incurred on delinquent mortgages. This increase was offset by the deconsolidation of VIE’s during 2011 which accounted for a decrease in interest expense of approximately $0.3 million.

  Impairment expense decreased by approximately $3.3 million. This decrease was primarily due to a decrease in impairment charges recorded on real estate assets between periods.

All of our expenses are significantly influenced by VIE consolidation activity. We expect all our operating expenses to remain relatively the same over the next year for our consolidated properties at September 30, 2012.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the three months ended September 30, 2012 and 2011, and the dollar and percentage change between periods (unaudited, in thousands except percentages):

	Three months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Interest income	$38	$73	$(35)	-48%
Discontinued operations	(240)	(935)	695	74%
Non-controlling interest	1,289	4,587	(3,298)	-72%
Other income	876	-	876	N/A

The changes in other income statement items for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were primarily due to the following:

  Loss from discontinued operations for the three months ended September 30, 2012 includes the net gain from the disposition of 2855 Mangum, the operating results of this property through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet. Loss from discontinued operations for the three months ended September 30, 2011 included the net gain on the disposition of Creekside, the operating results of properties disposed of in 2011 and 2012 and the operating results of Beltway Industrial Park and 8300 Bissonnet.

  Non-controlling interests consist of operating partnership unit holders other than us and, the non-controlling interests held in our VIE’s and held by others. The decrease was primarily attributable to a decrease in ownership interest in the Operating Partnership, which decreased from 34% at September 30, 2011 to 7% at September 30, 2012. The decrease ownership interest was primarily due our repurchase of operating partnership units held by Evergreen Realty Group, LLC and certain of its affiliates in the second quarter of 2012.

  Other income for 2012 primarily represents a discounted payoff made on our $1.7 million corporate loan with California Bank and Trust. We paid the bank $1.0 million for a complete satisfaction of the loan, which had a principal balance and accrued interest due of approximately $1.8 million.

We anticipate continuing to offer certain properties for sale. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales.

Discussion of the nine months ended September 30, 2012 and 2011.

Revenues by Period

The following table sets forth revenues for the nine months ended September 30, 2012 and 2011, and the change between periods (unaudited, in thousands except percentages):

	Nine months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Rental Revenue	$ 39,777	$ 44,044	$ (4,267)	-10%
Third party management and leasing revenue	2,511	3,593	(1,082)	-30%

The changes in revenues during the nine months ended September 30, 2012 as compared to September 30, 2011 were primarily due to the following:

  Rental revenue for the period decreased by approximately $4.3 million in comparison to the prior year. The decrease in rental revenue was primarily due to the deconsolidation of VIE’s, which resulted in a reduction rental revenues of approximately $4.3 million. Rental revenue for properties consolidated for the full nine months ended September 30, 2012 and 2011 were unchanged. Rental revenue from our VIE properties consolidated for the full nine months ended September 30, 2012 and 2011 increased by approximately $0.5 million. Rental revenue for our owned properties decreased by approximately $0.5 million. The change in rental revenue was primarily due to occupancy fluctuations between periods. As of September 30, 2012, the weighted average occupancy of our owned properties and our VIE properties was 83% and 89%, respectively.

  The decreased third party management and leasing revenue was primarily due to a decrease in leasing and auxiliary service revenue between periods.

Operating Expenses by Period

The following table sets forth expenses for the nine months ended September 30, 2012 and 2011, and the percentage and dollar change between periods (unaudited, in thousands except percentages):

	Nine months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Property operating expenses	$ 12,488	$ 14,953	$ (2,465)	-16%
General and administrative	8,245	8,524	(279)	-3%
Depreciation and amortization	15,572	19,282	(3,710)	-19%
Interest expense	15,844	16,816	(972)	-6%
Impairment expense	585	3,600	(3,015)	-84%

The changes in operating expenses during the nine months ended September 30, 2012 as compared to September 30, 2011 were primarily due to the following:

  Property operating expenses decreased by approximately $2.5 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $2.0 million. Property operating expenses for properties consolidated for the full nine months ended September 30, 2012 and 2011 decreased by approximately $0.5 million. This decrease was primarily due to a decrease in repairs and maintenance expense and other cost cutting measures implemented by management.

  General and administrative expenses decreased by approximately $0.3 million. The decrease was primarily attributable to a decrease in legal costs, in large part related to the Evergreen lawsuit.

  Depreciation and amortization expense decreased by approximately $3.7 million. The decrease was in large part due to the deconsolidation of VIE’s during 2011, which accounted for approximately $1.9 million of this decrease. An increase in fully depreciated and amortized assets accounted for the remainder of the decrease.

  Interest expense decreased by approximately $1.0 million. This decrease was in large part due to the deconsolidation of VIE’s during 2011 which accounted for a decrease of approximately $1.4 million. Interest expense for properties consolidated for the full nine months ended September 30, 2012 and 2011 decreased by approximately $0.4 million, primarily due to a decrease in debt between periods.

  Impairment expense decreased by approximately $3.0 million. This decrease was primarily due to a decrease in impairment charges recorded on real estate assets between periods.

All of our expenses are significantly influenced by acquisition activity. We expect all our operating expenses to remain relatively the same over the next year for our properties owned and for our third party clients currently being serviced at September 30, 2012.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the nine months ended September 30, 2012 and 2011, and the dollar and percentage change between periods (unaudited, in thousands except percentages):

	Nine months ended
	September 30,
	2012	2011	Dollar	% Change
			Change
Interest income	$124	$272	$(148)	-54%
Discontinued operations	3,570	12,292	(8,722)	-71%
Non-controlling interest	2,817	1,185	1,632	138%
Other income	726	623	103	17%
Gain on litigation settlement	-	4,170	(4,170)	-100%

The changes in other income statement items during the nine months ended September 30, 2012 as compared to September 30, 2011 were primarily due to the following:

  Income from discontinued operations for the nine months ended September 30, 2012 includes the net gain from properties disposed of in 2012, the operating results of these properties through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet. Income from discontinued operations for the nine months ended September 30, 2011 included the net gain on properties disposed of in 2011, the operating results of properties disposed of in 2011 and 2012 and the operating results of Beltway Industrial Park and 8300 Bissonnet.

  Non-controlling interests consist of operating partnership unit holders other than us and, the non-controlling interests held in our VIE’s and held by others. The increase was primarily due to the gain on sale of 7700 Irvine Center in the second quarter of 2011. The increase was partially offset by decrease in ownership interest in the Operating Partnership, which decreased from 34% at September 30, 2011 to 7% at September 30, 2012. The decrease ownership interest was primarily due our repurchase of operating partnership units held by Evergreen Realty Group, LLC and certain of its affiliates in the second quarter of 2012.

  Gain on litigation settlement for 2011 represents settlement of our lawsuit with our insurance carrier related to our Hurricane Ike claims.

  Other income for 2012 primarily represents a discounted payoff made on our $1.7 million corporate loan with California Bank and Trust. We paid the bank $1.0 million for a complete satisfaction of the loan, which had a principal balance and accrued interest due of approximately $1.8 million. Other income for 2011 represents discounts negotiated with several of our accounts payable creditors.

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

With regards to our wholly owned properties, we experienced an increase in rental revenues of approximately $0.1 million and a decline in third party management and leasing revenue of approximately $1.1 million for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. With regards to the properties in which we have a variable interest and the cash associated with these properties is only available to service their own debts, we experienced a decrease in rental in rental revenues of $3.8 million for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. This decrease was primarily the result of the deconsolidation of VIE’s.

As of September 30, 2012, we had accounts payable over 90 days totaling approximately $4.1 million (all of it relating to ASR properties), which represents a decrease of approximately $3.0 million over the past twelve months. In addition, we have terms with creditors holding payables as of September 30, 2012, which total approximately $4.2 million. These payables are recorded as notes payable.

We are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

We have two additional loans which have matured; a $2.1 million loan secured by 6430 Richmond and a $0.8 million loan secured by 2640/2650 Fountain View. We are currently negotiating extensions with the lenders on these loans.

As of September 30, 2012, we had five of our consolidated properties listed for sale. In addition to these five properties, another two are in some stage of foreclosure (one wholly owned by ASR and one relating to a VIE) with the debt holder, and we are strategically defaulting on the related debts totaling $8.6 million on these three properties. We can make no guarantee as to the timing of the sale of any of these properties. We cannot guarantee that the lenders on the properties in some stage of foreclosure will not take back the properties before we can sell them or renegotiate the debt. All of the notes on which we have strategically defaulted have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. The loans not being paid are secured only by the real estate assets.

In October 2012, we sold Beltway Industrial Park and 8300 Bissonnet. The sale of Beltway Industrial Park generated net proceeds of approximately $2.4 million, which will primarily be used to reduce debt and other liabilities and for working capital. No proceeds were generated from the sale of 8300 Bissonnet.

During the nine months ended September 30, 2012, we sold Park Ten Place I and II and Sierra Southwest Pointe. The sale of these properties generated net proceeds of $3.0 million. These proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million (See Note 3 – Discontinued Operations).

Our discontinued operations are not stated separately in the Statement of Cash Flow. Our discontinued operations used cash from operating activities of $0.3 million during the nine months ended September 30, 2012. In the future we do not anticipate that the absence of these properties will have a material effect on cash flow.

We have taken the following steps to meet our liquidity needs:
1.	We reduced our overhead structure in 2012.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	Through 2012, we will continue to focus on increasing occupancy rates and managing our cost structure.
5.	Through 2012, we will continue to reduce our expenses, restructure our operations, and negotiate with our creditors for extended terms in order to meet our cash flow needs.

We have two mortgage loans that are cross-collateralized by a second property.

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

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the nine months ended September 30, 2012, our consolidated operations provided $7.2 million in cash, of which $7.1 million was provided by our consolidated VIE’s.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the nine months ended September 30, 2012, our consolidated investing activities provided $16.0 million in cash, of which consisted of proceeds from property sales of $18.8 million, partially offset by capital improvements to real estate assets of $2.8 million.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the nine months ended September 30, 2012, we received proceeds from borrowings of $9.5 million and repaid borrowings of $26.9 million, primarily related to property sales. We also made distributions to non-controlling interests of $6.0 million.

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

The following table sets forth our calculation of FFO for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net (loss)/income attributable to the Company	$(846)	$4,232
Depreciation and amortization from discontinued operations	1,680	5,207
Gain on disposition of discontinued operations	(6,178)	(15,969)
Deferred income (benefit)/tax expense	(435)	3,125
Depreciation and amortization attributable to the Company's owned properties	3,956	5,531
FFO	$(1,823)	$2,126

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

There were no changes made in the Company’s internal controls over financial reporting during the third quarter of 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are in default on a $1.0 million unsecured note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

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

(b) Reports on Form 8-K:

On August 15, 2012, a report on Form 8-K was filed with respect to Item 2.02
On September 5, 2012, a report on Form 8-K was filed with respect to Item 5.02
On September 13, 2012, a report on Form 8-K was filed with respect to Item 8.01

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 14, 2012	By:	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Anthony Eppolito
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