Form 10-K
period 2012-12-31
AMERICAN SPECTRUM REALTY INC
filed 2013-04-01
CIK 1121783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012

OR

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-16785

American Spectrum Realty, Inc.
(Exact name of Registrant as specified in its charter)

State of Maryland	52-2258674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2401 Fountain View, Suite 750	77057
Houston, Texas
(Address of principal executive offices)	(Zip Code)

(713) 706-6200
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex
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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

     As of June 30, 2012, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,866,835. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,804,056 shares of Common Stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.

     As of March 29, 2013, 3,564,783 shares of Common Stock ($.01 par value) were outstanding.

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

     ITEM 1. BUSINESS

     General

     We provide comprehensive integrated real estate solutions for our own property portfolio (properties in which we own a controlling interest or in properties where we are the primary beneficiary of a variable interest entity (“a VIE”)) and the portfolios of our third party clients. We own and/or manage commercial, industrial, retail, self-storage and multi-family, student housing income properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States. American Spectrum Realty, Inc. was incorporated in Maryland in August of 2000.

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at December 31, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, except as noted below, the Operating Partnership units that are not held by us (approximately 7% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us”, “the Company” and “ASR” refer to American Spectrum Realty, Inc. and its consolidated subsidiaries.

Corporate Background

     Our principal offices are located at 2401 Fountain View, Suite 750, Houston, Texas 77057 and our telephone number is (713) 706-6200. Our Annual Reports on Form 10-K, as well as our Code of Ethics, Corporate Governance Guidelines, and Audit Committee, Compensation Committee and Nominating Committee Charters are available through our website, www.americanspectrum.com, under the “Investor Relations” section, free of charge. Our filings with the Securities and Exchange Commission, or SEC, are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.sec.gov.

     Description of Business

     We operate as one segment that encompasses all geographic regions. We provide one group of comprehensive real estate services. The following is a summary of the percentage of our net revenues by revenue source within our single segment:

	Years ended
	December 31,
	2012	2011
Rental revenue	94%	93%
Third party management and leasing revenue	6%	6%
Interest and other income	-	1%
	100%	100%

     At December 31, 2012, we consolidated 41 properties(including 18 properties owned primarily by us and 23 properties owned by VIEs in which we were deemed the primary beneficiary), which consisted of 11 office properties, 12 self-storage facilities, 9 commercial/industrial properties, 6 multi-family, two retail properties, and a parcel of land. The properties are located in 15 states.

     We deliver integrated property, facility, asset, business and engineering management services to a host of third party clients as well as to our own properties. We offer customized programs that focus on tenant retention through cost-efficient operations.

     We are committed to expanding the scope of products and services offered. We believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. During 2013, we intend to expand the number of third party properties that we manage.

     We have a management presence in 18 states.

Industry, Competition and Strategy

     The availability of real estate financing has greatly diminished over the past few years as a result of the global credit crisis and overall decline in the real estate market. These events have had an adverse impact on our liquidity and capital resources. These economic conditions have increased the complexity in obtaining real estate loans and have reduced the number of loans available to finance new real estate opportunities and refinance existing real estate. These factors have increased the time and marketing costs necessary to sell properties.

     We are currently focused on a strategy that includes;

  Disposing of properties in our portfolio to lower our total debt, and improve our liquidity.
    During 2012 we sold six properties, including five owned primarily by us and one owned by a VIE, which generated $5.7 million in net proceeds after repayment of $37.8 million of debt and related obligations. The proceeds were substantially used to reduce corporate and other debt. Lenders also foreclosed on five properties, including one property owned by a VIE, as a result of our election to strategically default on the approximately $26.2 million of non-recourse debt associated with them.
    Currently we have five of our consolidated properties listed for sale, from which we will receive approximately $7.7 million of the net proceeds after repayment of debt and other obligations.
    Currently we are strategically defaulting on the debt of three additional consolidated properties including two ASR properties and one VIE property, as a result of the properties’ sustained and significant negative cash flows. We are in negotiations with the lenders of these three properties in an effort to restructure and or modify the debt. All three of the properties have had foreclosure proceedings initiated by the lender. Our efforts to work with the lenders may fail. If we cannot successfully negotiate new terms, the properties will eventually return to the lender. Substantially all of the debt is non-recourse. See Note 11. Notes Payable.
  Concentrating our leasing and management efforts on those portfolio properties where we can improve the cash flows, economic returns and long term values.

     We believe that stabilizing our portfolio and improving our liquidity, if we are successful in doing so, will provide us with an opportunity to acquire interests in or ownership of undervalued and undermanaged properties as well as allow us to expand our transaction services to additional third party clients. We believe that there are many properties currently priced below their replacement costs. We believe that with a stable portfolio and greater liquidity, our presence in 18 states, coupled with our local market knowledge and management expertise, will allow us to capitalize on these opportunities.

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

     Employees

     As of December 31, 2012, the Company employed a total of 180 individuals.

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

     Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. In addition, an increasing number of federal, state, local and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, we could be held liable as an operator for any such contamination or discharges; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. We could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that we manage. Insurance for such matters may not always be available, or sufficient to cover our losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs to comply and could potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results in 2012, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our business.

ITEM 1A. RISK FACTORS

Risks Related to Our Business in General

The recent economic downturn in the general economy and its continuing effects on the real estate market have negatively impacted and could continue to negatively impact our business and financial results.

     Periods of economic slowdown or recession, significantly reduced access to credit, declining employment levels, decreasing demand for real estate, declining real estate values or the perception that any of these events may occur, can reduce transaction volumes or demand for our services. The recent recession and the downturn in the real estate market could result in:

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

     Due to the continuing economic uncertainty and the instability in credit markets, it may take us longer to sell real estate assets and investments and the selling prices may be lower than originally anticipated. In addition, the performance of certain properties in our management portfolio may be negatively impacted, which would likewise affect our fees. As a result, the carrying value of certain of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values.

     We are not able to predict the severity or duration of the disruption in the financial markets. The real estate market tends to be cyclical and related to the condition of the overall economy and to the perceptions of investors, developers and other market participants as to the economic outlook. The ongoing uncertainty in the credit and real estate markets has negatively impacted and could continue to negatively impact our business and our results of operations.

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

     Disruptions in the credit markets could adversely affect our business of providing services to owners, purchasers, sellers, investors and occupants of real estate in connection with acquisitions, dispositions and leasing of real property. If we and/or our clients are unable to obtain credit on favorable terms, there will be fewer completed acquisitions, dispositions and leases of property. In addition, if purchasers of real estate are not able to obtain favorable financing resulting in a lack of disposition opportunities for funds, our property management fee revenues will decline and we may also experience losses on real estate held for investment.

     The difficulty in obtaining financing has either eliminated or severely reduced the availability of our historical funding sources and to the extent credit remains available, it is currently more expensive. We may not be able to continue to access sources of funding for our needs, or, if sources are available to us, those sources may not be available with favorable terms. Any decision by lenders to make additional funds available to us in the future for our operational or investment needs will depend upon a number of factors, such as industry and market trends in our business, the lenders’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

     The depth and duration of credit market disruptions are impossible to predict. In fact, the magnitude of the 2010 credit market disruption exceeded the expectations of most if not all market participants. This uncertainty limits our ability to develop future business plans and we believe that it limits the ability of other participants in the credit markets and the real estate markets to do so as well. This uncertainty may lead market participants to act more conservatively than in recent history, which may continue to depress demand and pricing in our markets.

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

     Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our cost to comply with the law and potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results or competitive position during fiscal year 2012 or 2011, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our management services fees.

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

     We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another tenant with comparable needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in releasing the property. Further, if we are unable to re-let promptly all or a substantial portion of our space or if the rental rates upon such re-letting were significantly lower than expected rates, our revenues and ability to provide cash for our operations would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

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

     Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time. If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected cash distributions for our operating needs, and could result in an increased risk of default on our obligations. See Item 8 – Consolidated Financial Statements Note 11. Notes Payable for additional information on our debt.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

     The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our cash flows and our financial condition could be adversely affected. See Item 8 – Consolidated Financial Statements and Supplementary Date Note 11. Notes Payable, for additional information regarding our debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

The Location and Type

     The following table sets forth the location, type and size of the properties (by rentable square feet) along with annualized net rent, rented square feet, occupancy, and rent per square foot consolidated by us as of December 31, 2012. All properties listed below are encumbered by debt.

			Total	Percent of
			Gross	Gross
			Leasable	Leasable	Rented		Rent per
	Percentage		Square	Area	Square	Annualized Net	Square
Property Name	owned	City/State	Footage	Occupied	Feet	Rent	Feet
				(1)		(2)	(3)
Properties Owned Primarily by ASR

Office Properties
11500 Northwest Freeway	100%	Houston, TX	81,422	83%	67,256	871,260	12.95
1501 Mockingbird Lane	100%	Victoria, TX	70,255	92%	64,288	924,407	14.38
2620-2630 Fountain View	51%	Houston, TX	124,738	65%	80,900	1,076,887	13.31
2640-2650 Fountain View	100%	Houston, TX	175,423	85%	149,420	2,275,590	15.23
5450 Northwest Central	100%	Houston, TX	56,111	69%	38,448	515,966	13.42
800 & 888 Sam Houston Pkwy	100%	Houston, TX	88,292	81%	71,900	976,707	13.58
8100 Washington	100%	Houston, TX	44,080	96%	42,157	630,965	14.97
Atrium 6430	100%	Houston, TX	44,177	74%	32,766	400,334	12.22
FMC Technology	100%	Houston, TX	93,912	100%	93,912	850,000	9.05
Fountain View Office Tower	100%	Houston, TX	174,327	77%	134,400	2,882,827	21.45
Gray Falls Center & 12000 Westheimer	100%	Houston, TX	98,411	91%	90,040	1,419,092	15.76
Office Properties			1,051,148	82%	865,487	12,824,035	14.82

Industrial/Commercial Properties
Morenci Professional Park	100%	Indianapolis, IN	105,600	48%	50,400	302,008	5.99
Industrial/Commercial Properties			105,600	48%	50,400	302,008	5.99

Northwest Spectrum Plaza	100%	Houston, TX	48,000	92%	44,000	345,720	7.86
Windrose Plaza	100%	Spring, TX	28,315	57%	16,115	258,070	16.01
Retail Properties			76,315	79%	60,115	603,790	10.04

Sabo Road Self Storage	55%	Houston, TX	76,230	86%	65,605	448,800	6.84
Tampa Self Storage	100%	Tampa, FL	61,530	72%	44,415	275,928	6.21
Ocala Self Storage	100%	Ocala, FL	44,591	49%	21,703	130,596	6.02
Self-Storage Properties			182,351	72%	131,723	855,324	6.49

Land	100%	Houston, TX	11 Acres	N/A	N/A	N/A	N/A
Land			11 Acres	N/A	N/A	N/A	N/A

			Total	Percent of
			Gross	Gross
			Leasable	Leasable	Rented		Rent per
	Percentage		Square	Area	Square	Annualized	Square
Property Name	owned	City/State	Footage	Occupied	Feet	Net Rent	Feet
				(1)		(2)	(3)
Properties Owned by VIEs

Commerce Distributions Center	1%	Commerce, CA	200,000	100%	200,000	1,077,120	5.39
Dixon & 51st Logistics Center	0%	Des Moines, IA	731,169	100%	731,169	2,128,026	2.91
Fishers Indiana Distribution Center	1%	Fishers, IN	637,531	0%	0	-	-
Ohio Commerce Center	0%	Strongsville, OH	204,592	100%	204,592	2,333,567	11.41
Springs Commerce Center I	0%	OK,GA,SC,VA,PA	1,006,993	100%	1,006,993	2,390,659	2.37
Springs Commerce Center II	0%	GA, AL	1,439,300	69%	986,450	2,088,401	2.12
Springs Office	0%	Fort Mill/Lancaster, SC	265,493	100%	265,493	2,013,512	7.58
Strongsville Corporate Center	2%	Strongsville, OH	125,006	100%	125,006	2,080,896	16.65
Industrial/Commercial Properties			4,610,084	76%	3,519,703	14,112,181	4.01

Campus Court Student Housing	11%	Cedar Falls, IA	72,480	98%	71,272	774,804	10.87
Muirwood Village	0%	Zanesville, OH	157,864	94%	148,391	1,516,560	10.22
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	202,525	95%	191,738	1,900,404	9.91
College Park Student Apartments	0%	Cedar Rapids, IA	563,040	77%	432,240	2,327,240	5.38
University Fountains Lubbock	0%	Lubbock, TX	284,022	94%	267,926	4,527,828	16.90
University Springs San Marcos	0%	San Marcos, TX	176,944	97%	171,265	2,625,348	15.33
Multi-Family/Student Housing Properties			1,456,875	88%	1,282,832	13,672,184	10.66

Loop 1604 Self Storage	38%	San Antonio, TX	236,875	91%	215,575	915,288	4.25
Aldine Westfield Self Storage	0%	Houston, TX	64,530	79%	50,983	420,948	8.26
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	51,805	91%	47,160	369,888	7.84
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	57,706	95%	54,631	485,988	8.90
Ft. Worth Northwest Self Storage	0%	Fort Worth, TX	63,025	74%	46,500	468,384	10.07
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	104,914	91%	95,575	595,008	6.23
Grissom Road Self Storage	0%	San Antonio, TX	250,618	88%	219,816	570,648	2.60
Houston South Mason (Patrick's)	0%	Katy, TX	56,850	94%	53,450	429,000	8.03
San Antonio 3	0%	San Antonio, TX	267,260	89%	239,091	1,557,720	6.52
Self-Storage Properties			1,153,583	89%	1,022,781	5,812,872	5.68

Total ASR Properties			1,415,414	78%	1,107,725	14,585,155	13.17
Total Variable Interest Entity Properties			7,220,542	81%	5,825,316	33,597,237	5.77
Total Consolidated Properties			8,635,956	80%	6,933,041	48,182,392	6.95
____________________

(1)	Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2012.

(2)	Represents base rent at December 31, 2012 for occupied square footage.

(3)	Represents annualized net rent divided by rented square feet.

     For the year ended December 31, 2012, no tenant contributed 10% or more of our total rental revenue. A complete listing of properties consolidated by us at December 31, 2012, is included as part of Schedule III in Item 15. Five of the properties listed above are held for sale at December 31, 2012; please see Part II, Item 8 Financial Statements and Supplementary Data, Note 4. Assets Held for Sale.

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

LEASE EXPIRATION

		Rented square	Annual base rent	Percentage of total
	Number of	footage subject	under expiring	annual base rent
Expiration	expiring	to expiring leases	leases (in	represented by
Year (2)	leases	(3)	thousands) (4)	expiring leases (1)
For Office Properties
2013	197	280,005	$10,847	42%
2014	94	240,074	7,007	27%
2015	66	174,223	4,226	16%
2016	36	96,876	2,267	9%
2017	15	52,765	934	4%
thereafter	14	21,544	488	2%
	422	865,487	$25,769	100%

For Industrial/Commercial Properties
2013	3	42,000	$14,137	9%
2014	3	6,000	14,263	9%
2015	3	133,569	14,277	9%
2016	3	725,006	12,031	7%
2017	0	0	-	0%
thereafter	12	2,663,528	110,762	66%
	24	3,570,103	$165,470	100%

For Retail Property
2013	0	0	$-	0%
2014	3	16,000	639	15%
2015	0	0	-	0%
2016	2	8,000	579	14%
2017	2	13,440	476	11%
thereafter	8	22,675	2,568	60%
	15	60,115	$4,262	100%
____________________

Footnotes

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	2013 includes leases that have initial terms of less than one year.

(3)	This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).

(4)	This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2012, and thus differs from annualized net rent in the table under “The Location and Type of the Company’s Properties”, which is based on 2012 rents.

Office Properties

     At December 31, 2012, we owned eleven office properties with total rentable square footage of 1,051,148. The office properties range in size from 44,080 square feet to 175,423 square feet, and have remaining lease terms ranging from less than one to ten years. Most of the leases are for one to three years, thus requiring us to renew leases on a continuing basis. Of the approximately 280,000 square feet of leases expiring in the next twelve months, we are currently working on renewing the expiring leases or attracting new tenants. If the tenants elect not to renew we can make no guarantees that we will be able to lease the space timely or at historic rent levels.

     The office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index. As of December 31, 2012, the weighted average occupancy of the office properties was 82%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2012, was $14.82.

     We are currently actively marketing our empty square footage but do not know if, when or at what rent rates we will be able to lease the vacant office spaces.

Industrial/Commercial Properties

     At December 31, 2012, we consolidated nine industrial properties (one owned by us and eight owned by VIEs) with total rentable square footage of 4,715,684. The industrial properties are primarily designed for warehouse, distribution and light manufacturing usage and range in size from 105,600 square feet to 1,439,000 square feet. As of December 31, 2012, the weighted average occupancy of the industrial properties was 76%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2012, was $4.04.

     The industrial properties have leases whose remaining terms range from less than one to ten years. Of the approximately 42,000 square feet of leases expiring in the next twelve months, we are currently working on renewing the expiring leases or attracting new tenants. If the tenants elect not to renew we can make no guarantees that we will be able to lease the space timely or at historic rent levels. Most of the leases are industrial gross leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a base amount. Certain of these leases call for fixed or consumer-price-index-based rent increases. Some of the leases are triple net leases whereby the tenants are required to pay their pro rata share of the properties' operating costs, common area maintenance, property taxes, insurance and non-structural repairs.

Retail Properties

     At December 31, 2012, we owned two retail properties in Houston, Texas with rentable square footage of 76,315. The leases require the tenants to reimburse us for certain building operating costs. As of December 31, 2012, the occupancy of the retail property was 79%. The average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2012, was $10.04.

Multi-Family, Student Housing Properties

     At December 31, 2012, we consolidated six multi-family/student housing properties (all owned by VIEs) with total rentable square footage of 1,456,875. These properties are typically leased for one year or on a month to month basis. As of December 31, 2012, multiple tenants occupied all of these properties. As of December 31, 2012, the weighted average occupancy of the multi-family/student housing properties was 88%. The weighted average base rent per square foot, was $10.66. Although these properties are leased on short-term basis, we do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.

Self-Storage Properties

     At December 31, 2012, we consolidated twelve self-storage properties (three owned by us and nine owned by VIEs) with total rentable square footage of 1,335,934. The self-storage properties are primarily month-to-month lease terms. Due to the economy, our rental rates for these properties have dropped from last year in our effort to maintain and increase our occupancy percentages. As of December 31, 2012, the weighted average occupancy of the self-storage properties was 86%. The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2012, was $5.78. We do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.

Development Land

     The Company owns an 11.86 acre parcel of land in Houston, Texas. The land is adjacent to a retail property owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

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

     During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. The OP Units issued to Evergreen were repurchased by the Company for one dollar as provided in the purchase and sell agreement.

In January 2013, we came to terms with Evergreen to settle the $9.5 million promissory note. The proposed terms of the settlement agreement have been formalized. We have agreed to pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. The required documentation and approval by all parties of the settlement agreement is anticipated to be completed in the second quarter of 2013.

We are in default on a $1.0 million unsecured note, which matured in May 2012. The loan is guaranteed by John N. Galardi, a principal shareholder of the Company. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

Certain other claims and lawsuits have arisen against us in our normal course of business, including lawsuits by creditors with respect to past due accounts payable. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the quarter ended December 31, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company’s Common Stock trades on the NYSE Amex under the symbol AQQ. The following table sets forth the high and low closing prices per share of the Company’s Common Stock for the periods indicated, as reported by the NYSE Amex.

	High:	Low:
Year Ended December 31, 2012
First Quarter	$6.97	$4.96
Second Quarter	$5.60	$3.79
Third Quarter	$5.40	$2.90
Fourth Quarter	$4.25	$3.25
Year Ended December 31, 2011
First Quarter	$20.00	$16.36
Second Quarter	$18.94	$16.05
Third Quarter	$17.25	$13.11
Fourth Quarter	$13.04	$4.82

     As of February 28, 2013, there were approximately 2,100 holders of record of our common stock.

Dividend Policy

     Common Stock

     Cash dividends were last declared to holders of the Company’s Common Stock in 2003.

     The Company’s Board of Directors has a policy of meeting on or about the 40th day after the end of each calendar quarter to consider the declaration and payment of dividends on Common Stock.

     Preferred Stock

     Series A Preferred Stock holders are entitled to cumulative dividends at a rate of 15% per year. These dividends are payable quarterly. Dividends of $0.2 million were paid during the year ended December 31, 2011. No dividends were paid during the year ended December 31, 2012. As of December 31, 2012 there were accrued and unpaid dividends on the outstanding preferred stock of $0.4 million. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     Securities Authorized for Issuance under Equity Compensation Plan

     See the information incorporated by reference into Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report for information regarding securities authorized for issuance under our equity compensation plans.

     During the years ended December 31, 2012 and 2011 we issued 7,000 and 34,500 shares of restricted stock, respectively, to certain employees and board members under our equity compensation plan. The recipient has the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to five years. The issuances of Common Stock were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     Unregistered Sales of Equity Securities

     In 2012, the Company issued 41,910 shares of common stock to a law firm as consideration for legal services in the amount of $0.2 million. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) and Rule 506 of Regulation D promulgated thereafter.

Issuer Purchases of Equity Securities

     Neither we nor any affiliated purchaser of ours purchased any of our equity securities during the year ended December 31, 2012.

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

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at December 31, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to: joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

     The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of December 31, 2012 our ownership structure does not allow us to elect REIT status.

     Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost effective enhancements combined with effective leasing and management strategies, can improve the long term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

-An opportunistic and disciplined disposition strategy that enhances investment performance and takes advantage of realized gains. We typically dispose of properties when the return from selling is higher than the projected return from holding the property,

-Organic (internally developed opportunities) and in-organic (acquisition generated opportunities) growth of our third party property management contracts and transaction service fees. We intend to focus on the acquisition of third party management contracts in 2013 coupled with;

-An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on our existing management infrastructure currently servicing our own properties and that of our third party clients.

As of December 31, 2012, the properties that we manage were as follows:

	ASR owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property type	Number	footage	Number	footage	Number	footage	Number	footage
Office	11	1,051,148	-	-	1	29,428	12	1,080,576
Industrial/Commercial	1	105,600	8	4,610,084	-	-	9	4,715,684
Retail	2	76,315	-	-	7	218,278	9	294,593
Residential/Multi-family	-	-	6	1,456,875	5	380,450	11	1,837,325
Self-Storage	3	182,351	9	1,153,583	6	590,332	18	1,926,266
Land	1	-	-	-	2	-	3	-
Total	18	1,415,414	23	7,220,542	21	1,218,488	62	9,854,444

During the year ended December 31, 2012, we sold six properties, one of which was owned by a VIE. We also strategically defaulted on the non-recourse debt of five properties, including one of which was owned by a VIE, that were foreclosed by the lender.

     During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. The OP Units issued to Evergreen were repurchased by the Company for one dollar as provided in the purchase and sell agreement.

Financial Operations Overview

Revenues:

     Rental Revenues. We derive rental revenues from tenants that occupy space in our portfolio of consolidated properties. There are three key drivers to rental revenue;

     1. Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	as of December 31,
Property Type	2012	2011
Office properties	82%	77%
Industrial properties	76%	87%
Retail properties	79%	56%
Multi-family/Student Housing properties	88%	96%
Self storage properties	86%	77%

     We were able to achieve occupancy increases in our portfolio’s office, self-storage and retail properties in comparison to the prior year. Our multi-family/Student Housing properties experienced a decline in occupancy, primarily due to lower occupancy at College Park Student Apartments. With regard to our industrial properties, we saw a reduction in the number of buildings in our consolidated portfolio over last year by three buildings which on average had higher occupancies. We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Weighted Average Base Rent
	per occupied square foot
	as of December 31,
Property Type	2012	2011
Office properties	$14.82	$15.51
Industrial properties	$4.04	$4.29
Retail properties	$10.04	$10.84
Multi-family/Student Housing properties	$10.66	$9.53
Self storage properties	$5.78	$7.57

     We were able to achieve higher base rents at our Multi-family/Student Housing properties in comparison to the prior year.

     We experienced a decrease in the weighted average base rent of our office, industrial, retail and self-storage properties in comparison to the prior year. The decrease was primarily related to pressures on rent as a result of the economy. We do not anticipate rent rates to continue to decline in the near term for these properties and anticipate that our weighted average base rent will be consistent in the coming year with its present level. We are currently actively marketing our empty square footage but do not know if, when or at what rent rates we will be able to lease the vacant spaces.

3.	Tenant retention - Retaining existing tenants is essential, as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. We believe in providing superior customer service; hiring, training, retaining and empowering our employees. We strive to create an environment of open communication both internally and externally with our customers.

Of the leases that expired during 2012, we were able to retain tenants leasing approximately 55% of the expiring square footage. We continue to aggressively pursue high quality tenants for all of our vacant square footage. We can make no guarantees as to our ability to fill vacant space in a timely manner or at the same or higher rents than historically charged.

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

     General and administrative expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, and professional fees, including audit and legal fees.

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

     We consolidate any VIE of which we are the primary beneficiary (see Note 5 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report). We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We deconsolidate a VIE when we determine that we are no longer the primary beneficiary. For VIEs in which we own an insignificant interest in, we deconsolidate the VIE by eliminating the accounts from the balance sheet with a corresponding offset to the equity of the non-controlling interest. Operations are recognized through the date of deconsolidation.

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

     Investment in Real Estate Assets

     Rental properties are stated at cost net of accumulated depreciation unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered.

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years

     We evaluate each of our real estate assets on a quarterly basis in order to determine the classification of each asset in our consolidated balance sheet. This evaluation requires judgment by us in considering certain criteria that must be evaluated under Topic 360: Property, Plant and Equipment, such as the estimated timeframe in which we expect to sell our real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had we evaluated our assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

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

     Assets held for sale are recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an impairment is recorded against the asset. Determining an asset’s fair value and the related allowance to record requires us to utilize judgment and estimates.

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

Impairment of Assets

     Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. We may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

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

     An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we considered are: that future anticipated property sales will produce more than enough taxable income to realize the deferred tax asset; taxable income projections in future years; and whether the carry-forward period is so brief that it would limit realization of tax benefits.

     Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. In 2012, we realized a gain $11.5 million on the sale of five of our owned properties. In 2011 a gain of $23.3 million was realized on the sale of another owned property. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2012 and 2011, no valuation allowance has been recorded.

RESULTS OF OPERATIONS

Revenues by Period

     The following table sets forth revenues for 2012 and 2011, and the change between periods.

	Years ended,
	December 31,		Dollar	Percentage
	2012	2011	Change	Change
	(in thousands, except percentages)
Rental revenue	$51,927	$55,630	$(3,703)	-7%
Third party management and leasing revenue	$3,060	$3,859	$(799)	-21%

     The changes in revenues during 2012 as compared to 2011 were primarily due to the following:

  Rental revenue decreased by approximately $3.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in rental revenue was primarily due the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $4.3 million. Rental revenue from our VIE properties consolidated for the full years 2012 and 2011 increased by approximately $0.6 million, primarily due to an increase in occupancy. Rental revenue for our owned properties was virtually unchanged. The weighted average occupancy of all properties consolidated was 80% at December 31, 2012.
  Third party management and leasing revenue decreased by approximately $0.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily due to a decrease in management, leasing and auxiliary service revenue resulting from lost contracts.

Operating Expenses by Period

     The following table sets forth expenses for 2012 and 2011, and the percentage and dollar change between periods.

	Years ended
	December 31,		Dollar	Percentage
	2012	2011	Change	Change
	(in thousands, except percentages)
Property operating expenses	$16,849	$16,492	$357	2%
Corporate general and administrative	$10,204	$11,916	$(1,712)	-14%
Depreciation and amortization	$20,752	$25,053	$(4,301)	-17%
Interest expense	$20,660	$22,371	$(1,711)	-8%
Impairment of real estate assets	$982	$3,782	$(2,800)	-74%

The changes in operating expenses during 2012 as compared to 2011 were primarily due to the following:

  Property operating expenses increased by approximately $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Property operating expenses for properties consolidated for the full year 2012 and 2011 increased by approximately $2.3 million. This increase was primarily due to increases in utilities, property taxes, personnel costs and repairs and maintenance. The increase was offset by the full year effect in 2012 of the deconsolidation of VIEs during 2011, which accounted for a decrease of approximately $1.9 million.
  Corporate general and administrative expenses decreased by approximately $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily attributable to a decrease in legal costs, in large part costs related to the Evergreen lawsuit incurred in 2011. The decrease was also attributable to a decrease in corporate personnel costs, principally due to the relocation of our accounting department from our Irvine office to our Houston office, in addition to other cost cutting measures implemented by management.
  Depreciation and amortization expense decreased by approximately $4.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was in large part due to the full year effect in 2012 of the deconsolidation of VIEs during 2011, which accounted for approximately $2.0 million of this decrease. An increase in fully depreciated and amortized assets accounted for the remainder of the decrease.
  Interest expense decreased by approximately $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was in large part due to the full year effect in 2012 of the deconsolidation of VIEs during 2011, which accounted for a decrease of approximately $1.4 million. Interest expense for properties consolidated for the full year 2012 and 2011 decreased by approximately $0.3 million, primarily due to a decrease in debt between periods.
  Impairment expense decreased by approximately $2.8 million. This decrease was primarily attributable to a decrease in impairment charges on real estate assets. Impairment charges on real estate assets totaled $2.5 million in 2011. No impairment charges on real estate assets were recorded in 2012. Impairment charges on purchased intangibles decreased by $0.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of December 31, 2012.

Other Income Statement Items by Period

     The following table sets forth our other income statement items for the fiscal years ending 2012 and 2011, and the dollar and percentage change between periods.

	Years Ended
	December 31,		Dollar	Percentage
	2012	2011	Change	Change
	(in thousands)
Interest income	$125	$345	$(220)	-64%
Discontinued operations	$8,321	$12,577	$(4,256)	-34%
Non-controlling interest	$3,199	$4,215	$(1,016)	-24%
Gain on litigation settlement	$-	$4,076	$(4,076)	-100%
Other Income	$718	$485	$233	48%

The changes in other income statement items during 2012 as compared to 2011 were primarily due to the following:

  Income from discontinued operations for the year ended December 31, 2012 includes the net gain from properties disposed of in 2012 of $15.0 million, the net operating loss from these properties through the date of disposition of $2.4 million and income tax expense of $4.3 million. Income from discontinued operations for the year ended December 31, 2011 includes the net gain on properties disposed of in 2011 of $26.0 million, the net operating loss of properties disposed of in 2011 and 2012 of $8.9 million and income tax expense of $4.5 million.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIEs held by others. The decrease was primarily due to a decrease in non-controlling interest in the Operating Partnership, which decreased from 27% at December 31, 2011 to 7% at December 31, 2012. The decrease ownership interest was primarily due our repurchase of operating partnership units held by Evergreen Realty Group, LLC and certain of its affiliates in the second quarter of 2012. During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. The OP Units issued to Evergreen were repurchased by the Company for one dollar as provided in the purchase and sell agreement.
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

     We anticipate continuing to offer certain properties for sale and currently have five consolidated properties on the market. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales. See Part II Item 8 Financial Statements - Note 4.

LIQUIDITY AND CAPITAL RESOURCES

     We have a need for significant amounts of cash to fund our operations. Not all cash generated by our consolidated business is available to pay all liabilities presented on the balance sheet. We separately disclose on the face of the balance sheet (in parentheses) assets and liabilities relating to our consolidated VIEs. Those assets and liabilities are the exclusive responsibility of the VIEs, as our actual ownership percentage and the business structure of the VIEs does not allow the assets and liabilities to be comingled with those of ASR.

     With regards to our wholly owned properties, our rental revenues remained relatively unchanged in 2012 compared to 2011. Third party management and leasing revenue declined by approximately $0.8 million for 2012 compared to 2011, primarily due to a decrease in management, leasing and auxiliary service revenues resulting from lost contracts. With regards to the properties in which we have a variable interest and the cash associated with these properties is available only to service their own debts, we experienced a decrease in rental in rental revenue of $3.7 million for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. This decrease was primarily the result of the deconsolidation of VIEs.

     We are in default on the notes listed below. The balances disclosed in the table below exclude additional fees that may be the result of non-payment.

		ASR Ownership	Balance
		Percentage	December 31, 2012
Property Secured by			(in thousands)
Morenci Professional Park		100%	$1,579
11500 Northwest Freeway		100%	3,861
Fishers Indiana		1%	17,058
1501 Mockingbird		100%	3,089
8100 Washington		100%	2,005
Gray Falls/12000 Westheimer		100%	7,077
6430 Richmond		100%	2,050
2640/2650 Fountain View		100%	726
Corporate - Unsecured		100%	1,000
	TOTAL		$38,445

We have elected not to make payments on the debt secured by Morenci, 11500 Northwest Freeway and Fishers Indiana due to operating deficiencies of the properties and/or the unpaid balances of the mortgages exceeding the market value of the properties. The debt on Fishers Indiana, a VIE property, is matured. The lenders holding the debt on these properties have placed these assets into receivership and have initiated foreclosure proceedings.

     We are in default on our debt secured by 1501 Mockingbird, 8100 Washington and Gray Falls/12000 Westheimer due to past due debt service. We anticipate bringing these three loans current in the second quarter of 2013. In the case of 1501 Mockingbird, we currently have this property listed for sale and anticipate disposing of the property in the second quarter of 2013. We believe the market value of these properties is in excess of their current loan balances.

     Two additional loans; one secured by 6430 Richmond and one by 2640/2650 Fountain View are matured. We are currently negotiating extensions with the lenders on these loans.

     All of the properties securing the debt in default are held by consolidated wholly owned subsidiaries or consolidated VIE’s. These mortgages are not guaranteed by us. All of the notes in default have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

     We have three mortgage loans that are cross-collateralized by a second property.

     We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by Mr. Galardi, a former member of the Board of Directors. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

     We can make no guarantee as to the timing of the sale of any of these properties. We cannot guarantee that the lenders on the properties in some stage of foreclosure will not take back the properties before we can sell them or renegotiate the debt. All of the notes on which we have strategically defaulted have payment acceleration clauses, and payment in full could be demanded by the lenders holding these notes. The loans not being paid are secured only by the real estate assets. The disposal of these properties is not expected to have a material effect on our cash flows subsequent to the disposals.

     See Notes 11 and 17 for additional details of notes payable and commitments and Note 19 for subsequent events.

     As of December 31, 2012, we had accounts payable over 90 days totaling approximately $4.9 million (all of it relating to properties owned primarily by us and corporate). In addition, we have extended payment terms with creditors holding payables as of December 31, 2012, which total approximately $2.7 million. These payables are recorded as notes payable.

     During the year ended December 31, 2012, we sold Park Ten Place I and II, Sierra Southwest Pointe, Beltway Industrial Park, 8300 Bissonnet and Foxborough. The sale of these properties generated net proceeds of approximately $5.7 million. These proceeds were primarily used to reduce debt and other liabilities and for working capital (See Note 7. Discontinued Operations).

     Our discontinued operations are not stated separately in the Statement of Cash Flows. Our discontinued operations used cash from operating activities of $0.6 million during the year ended December 31, 2012. In the future we do not anticipate that the absence of these properties will have a material effect on cash flow.

We have taken the following steps to meet our liquidity needs:
1.	We reduced our overhead structure in 2012, primarily due to the relocation of our accounting department from Irvine, California to Houston, Texas.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	We will continue to focus on increasing occupancy rates and managing our cost structure.
5.	We will continue to reduce our expenses, restructure our operations, and negotiate with our creditors for extended terms in order to meet our cash flow needs.

     The liquidity matters discussed above are a continuation of the economic and market factors that have been affecting us and the overall real estate industry for several years. Although there are indicators of improvement and resurgence in the real estate industry, we continue to struggle with cashflow deficits from operations after debt service and capital expenditures, primarily related to office/commercial buildings. In order to meet our cash needs, we have been and will continue to sell properties that have appreciated values in addition to steps previously discussed above. Proceeds from the sale of assets were $42.9 million and $51.1 million for 2012 and 2011, respectively. These sales provided the net proceeds after repayment of related debt and other obligations that were sufficient to meet our ongoing cash deficits from operations. We are forecasting sales of real estate of $51.6 million in 2013 from which the net proceeds will exceed our forecasted cash deficit from operations.

     As of year-end, we have five properties held for sale and are forecasting these to be sold in the second, third and fourth quarters of 2013. We forecast that the proceeds available from these sales after repayment of debt and other related obligations will generate approximately $7.7 million. This amount is in excess of our forecasted deficit from operations for 2013. We believe that our forecast is achievable due to our history of demonstrating our ability in consummating sales in prior years when we have been under the similar cash shortages. In addition to property sales, we continue to negotiate refinancing of properties allowing for reduced interest and monthly payments as well as refinancing that allow us to access funds from appreciated values. The combination of the forecasted sales of real estate and the refinancing of loans is expected to meet our cash needs in the short-term and allow us to reduce our accounts payable.

     We have a number of properties that we believe have appreciated values in addition to the five held for sale, and we will continue this approach over the long-term until we meet our cash needs through profitable operations, infusion of cash from other investors allowing us to reduce debt and expand operations, or other strategies being considered.

     Through March 29, 2013, as forecasted, we have executed sale contracts on two of the five properties held for sale and have letters of intent on one other property. In addition, we have consummated the refinancing for one property, and we have negotiated a term sheet for refinancing of another property. The total 2013 forecasted net proceeds from these transactions are $4.3 million.

     On March 27, 2013, we obtained a $1.8 million loan to assist with liquidity needs. We intend to repay the loan upon the sale of two of our properties held for sale.

There can be no assurance as to our ability to meet our short-term or long-term cash needs.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

     Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the year ended December 31, 2012, our consolidated operations provided $9.1 million in cash, of which $9.2 million was provided by our consolidated VIEs.

FROM INVESTING ACTIVITIES:

     Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the year ended December 31, 2012, our consolidated investing activities provided $41.4 million in cash, which consisted of proceeds from property sales of $42.9 million, partially offset by capital improvements to real estate assets of $1.5 million.

FROM FINANCING ACTIVITIES:

     Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the year ended December 31, 2012, our consolidated operations used $50.5 million in cash. We received proceeds from borrowings of $19.9 million and repaid borrowings of $64.7 million, in large part related to property dispositions. We made distributions to non-controlling interests of $7.7 million and received contributions from non-controlling interests of $2.0 million.

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

     The following table sets forth our calculation of FFO for the year ending December 31, 2012 and December 31, 2011:

	Years ended
	December 31,
	2012	2011
	(in thousands)
Net income attributable to ASR	$1,414	$3,999
Depreciation and amortization from discontinued operations	1,820	6,057
Gain from disposition of discontinued operations	(13,243)	(17,129)
Deferred income tax expense	815	2,115
Depreciation and amortization attributable to ASR properties	5,399	7,067
FFO	$(3,795)	$2,109

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for the periods ended December 31, 2012 and 2011. American Spectrum’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of American Spectrum Realty, Inc.’s internal controls over financial reporting as of December 31, 2012 and 2011 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

EEPB, PC

Houston, Texas
March 29, 2013

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Real estate held for investment (includes $327,676 and $338,845 from consolidated
Variable Interest Entities ("VIEs"), respectively)	$438,675	$520,841
Accumulated depreciation (includes $37,127 and $22,484 from consolidated VIEs, respectively)	(71,775)	(81,657)
Real estate held for investment, net (includes $290,549 and $316,361 from consolidated VIEs, respectively)	366,900	439,184
Cash and cash equivalents	492	473
Restricted cash (includes $3,724 and $4,157 from consolidated VIEs, respectively)	3,724	5,184
Tenant and other receivables (includes $784 and $864 from consolidated VIEs, respectively), net of allowance
for doubtful accounts of $673 and $1,006 (includes $473 and $92 from consolidated VIEs, respectively)	1,281	1,338
Deferred rents receivable (includes $2,204 and $1,501 from consolidated VIEs, respectively)	3,269	3,459
Purchased intangibles subject to amortization, net of accumulated amortization of $3,114 and $1,447, respectively	5,946	7,636
Deferred tax assets	11,308	12,123
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	332	245
Notes receivable from Evergreen	1,000	1,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $8,600 and $8,123 from consolidated VIEs, respectively)	15,753	17,752
Total Assets	417,378	495,767

LIABILITIES AND EQUITY
Liabilities:
Notes payable (includes $221,899 and $237,276 from consolidated VIEs, respectively)	312,662	383,022
Accounts payable (includes $398 and $634 from consolidated VIEs, respectively)	7,458	7,712
Accrued and other liabilities (includes $6,759 and $7,144 from consolidated VIEs, respectively	15,241	16,068
Total Liabilities	335,361	406,802

Commitments and Contingencies (Note 17):

Equity:
American Spectrum Realty, Inc, stockholders' equity (deficit):
Preferred stock par value $.01 per share, 100,000,000 authorized shares, 55,172 issued at
December 31, 2012 and 2011, respectively	1	1
Common stock par value $.01 per share, 100,000,000 authorized shares, 4,039,191 issued at
December 31, 2012 and 3,816,016 issued at December 31, 2011, respectively; 3,567,779 outstanding at
December 31, 2012 and 3,344,604 outstanding at December 31, 2011, respectively	34	34
Additional paid-in capital	61,158	51,923
Accumulated deficit	(55,096)	(56,510)
Treasury stock, at cost, 471,412 shares at December 31, 2012 and December 31, 2011, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' equity (deficit)	3,002	(7,647)
Non-controlling interest	79,015	96,612
Total Equity	82,017	88,965
Total Liabilities and Equity	$417,378	$495,767

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,
	2012	2011
REVENUES:
Rental revenue	$51,927	$55,630
Third party management and leasing revenue	3,060	3,859
Interest income	125	345
Total revenues	55,112	59,834

EXPENSES:
Property operating expense	16,849	16,492
Corporate general and adminstrative	10,204	11,916
Depreciation and amortization	20,752	25,053
Interest expense	20,660	22,371
Impairment expense	982	3,782
Total expenses	69,447	79,614

OTHER INCOME:
Gain on litigation settlement	-	4,076
Other income	718	485
Total other income	718	4,561

Loss from continuing operation before deferred income tax	(13,617)	(15,219)

Deferred income tax benefit	3,511	2,426

Loss from continuing operations	(10,106)	(12,793)

Discontinued operations:
Loss from operations	(2,428)	(8,898)
Gain on disposition of discontinued operations	15,075	26,016
Income tax (expense) benefit	(4,326)	(4,541)
Income from discontinued operations	8,321	12,577

Net Loss, including non-controlling interests	(1,785)	(216)

Net loss attributable to non-controlling interests	3,199	4,215

Net Income attributable to American Spectrum Realty, Inc.	1,414	3,999

Less: Preferred stock dividend	(240)	(240)

Net Income attributable to American Spectrum Realty, Inc. common stockholders	$1,174	$3,759

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	($1.65)	($0.90)

Income from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	2.05	2.22
Net Income attributable to American Spectrum Realty, Inc. common stockholders	$0.40	$1.32

Basic and diluted weighted average shares used	3,569,032	3,008,836

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(6,122)	$(2,917)
Income from discontinued operations	7,296	6,676
Net Income	$1,174	$3,759

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number	Non-			Additional
	Preferred	Common	controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	Capital	Deficit	Stock	Equity
Balance January 1, 2011	55,172	3,422,706	$121,313	$1	$34	$49,067	$(60,509)	$(3,095)	$106,811
Preferred stock dividends	-	-	-	-	-	(240)	-	-	(240)
Stock-based compensation	-	34,500	-	-	-	195	-	-	195
Restricted stock forteitures	-	(10,338)	-	-	-	-	-	-	-
Conversion of OP units									-
to common stock	-	325,463	(2,342)	-	-	2,342	-	-	-
Issuance of common stock		43,685		-	-	559	-	-	559
Acquisition of non-controlling
interest			(200)						(200)
Consolidation of VIE;s	-	-	9,241	-	-	-	-	-	9,241
Deconsolidation of VIE's	-	-	(18,111)	-	-	-	-	-	(18,111)
Noncontrolling interests									-
share of income	-	-	(4,215)	-	-	-	-	-	(4,215)
Repurchase of preferred
partnership interest			(2,500)	-	-	-	-	-	(2,500)
Distributions	-	-	(7,555)	-	-	-	-	-	(7,555)
Contributions	-	-	981	-	-	-	-	-	981
Net income	-	-	-	-	-	-	3,999	-	3,999
Balance December 31, 2011	55,172	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$88,965

Preferred stock dividends	-	-	-	-	-	(240)	-	-	(240)
Stock-based compensation	-	-	-	-	-	205	-	-	205
Restricted stock forfeitures	-	(17,004)	-	-	-	-	-	-	-
Conversion of OP units to
common stock	-	191,269	(1,711)	-	-	1,711	-	-	-
Repurchase of OP units	-	-	(8,013)	-	-	8,013	-	-	-
Issuance of common stock		48,910		-	-	203	-	-	203
Acquisition of VIE properties			657			(657)			-
Deconsolidation of VIE's	-	-	377	-	-	-	-	-	377
Noncontrolling interests
share of income	-	-	(3,199)	-	-	-	-	-	(3,199)
Distributions	-	-	(7,680)	-	-	-	-	-	(7,680)
Contributions	-	-	1,972	-	-	-	-	-	1,972
Net income	-	-	-	-	-	-	1,414	-	1,414
Balance December 31, 2012	55,172	4,039,191	$79,015	$1	$34	$61,158	$(55,096)	$(3,095)	$82,017

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,785)	$(216)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,572	31,111
Impairment expense	982	4,485
Income tax expense	815	2,115
Gain on disposition of real estate assets	(15,075)	(26,016)
Stock-based compensation	205	195
Deferred rental income	(753)	(1,446)
Changes in operating assets and liabilities:
(Increase) decrease in tenant and other receivables	(75)	1,373
Increase in prepaid and other assets	(2,720)	(2,730)
Increase (decrease) in accounts payable	1,815	(872)
Decrease in accounts payable related parties	-	(286)
Increase in related party receivables	-	262
Increase in accrued and other liabilities	2,823	10,899
Change in restricted cash	330	(541)
Net cash provided by operating activities:	9,134	18,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	42,881	51,080
Capital improvements to real estate assets	(1,528)	(5,214)
Investments in unconsolidated real estate assets	-	(60)
Net cash provided by investing activities:	41,353	45,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	19,877	5,750
Repayment of borrowings-property sales	(37,761)	(45,000)
Repayment of borrowings-scheduled payments	(11,639)	(9,647)
Repayment of borrowings-other	(15,237)	(7,352)
Repurchase of preferred partnership interest	-	(2,500)
Acquisition of non-controlling interest in the operating partnership	-	(201)
Dividend payments to preferred stockholders	-	(145)
Contributions from non-controlling interests	1,972	981
Distributions to non-controlling interests	(7,680)	(7,555)
Net cash used in financing activities:	(50,468)	(65,669)

(Decrease) increase in cash and cash equivalents	19	(1,530)

Cash and cash equivalents, beginning of period	473	2,003

Cash and cash equivalents, end of period	$492	$473

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended
	December 31,
	2012	2011
	(in thousands)
Conversion of operating partnership units to common stock	1,711	2,342
Conversion of accounts payable to note payable	1,417	4,671
Conversion of accounts payable to common stock	203	559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	21,126	25,250
Cash paid for income taxes	62	149

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

     Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at December 31, 2012. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to: joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

     The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of December 31, 2012 our ownership structure does not allow us to elect REIT status.

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

     Use of Estimates.

     Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The most sensitive estimates affecting the financial statements were management’s estimates used for the analyses of the possible impairment of goodwill and real estate assets. The analysis of impairment of goodwill is based on a discounted cash flow method of determining the fair value of the applicable reporting unit. The discounted cash flow method included assumptions concerning future net cash flows, discount rates and capitalization rates. The analysis of impairment of real estate assets is initially based on an undiscounted cash flow method. The undiscounted cash flow method included assumptions concerning future net cash flows including property absorption rates, rental rate growth, inflation, estimated sales prices and capitalization rates. Management has evaluated the key factors and assumptions used to develop the estimates in determining that it is reasonable in relation to the financial statements taken as a whole. Actual results could differ from those estimates.

     Reclassifications

     Certain balance sheet amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

     SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     We consider all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2012 and 2011, we held our cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits.

     Restricted Cash

     We had restricted cash of $3.7 million as of December 31, 2012, all of which was related to consolidated VIEs.

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

     For each of the two years ended December 31, 2012 and 2011 no tenant represented 10% or more of our rental revenue.

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

     Goodwill and Intangible Assets

     Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. We may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. If the assessment indicates that the fair value of the goodwill is lower than its carrying amount, impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the financial statements.

Intangible assets are amortized on a straight-line basis over their estimated lives. Such assets are evaluated for impairment whenever events or changes in circumstances indicate that the recoverability of their carrying value may be impaired.

     Variable Interest Entity (“VIE”) Accounting

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

     We consolidate any VIE of which we are the primary beneficiary (see Note 5 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report). We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We deconsolidate a VIE when we determine that we are no longer the primary beneficiary. For VIEs in which we own an insignificant interest in, we deconsolidate the VIE by eliminating the accounts from the balance sheet with a corresponding offset to the equity of the non-controlling interest. Operations are recognized through the date of deconsolidation.

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

Real Estate Held for Investment

Rental properties are stated at cost net of accumulated depreciation unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value (i) is based upon the Company's plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, actual results could be materially different from current expectations.

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

     In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the disclosure requirements for our consolidated financial statements.

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

NOTE 3. ACQUISITION ACTIVITIES

Property Acquisitions

     The Company acquired the Tampa and Ocala self-storage properties during the third quarter of 2012 from a previously consolidated VIE. See Note 5.

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

		ASR
	Property	ownership	Carrying Values of	Carrying Value of
Property Name	Type	Percentage	Properties	Debt
			(in thousands)
Fountain View Office Tower	Office	51%	11,889	11,540
2620 & 2630 Fountain View	Office	51%	7,060	5,341
2640 & 2650 Fountain View	Office	100%	13,890	12,736
1501 Mockingbird	Office	100%	3,276	3,089
8100 Washington	Office	100%	1,888	2,005
			$38,003	$34,711

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

     The entities being consolidated as of December 31, 2012 include 9 self-storage properties, 2 multifamily properties, 4 student housing properties and 8 commercial properties. The entities are generally financed through cash flows from property operations.

     The Variable Interest Entities at December 31, 2012 were:

			Total	Percent of
			Gross	Gross
			Leasable	Leasable			Rent per
	Percentage		Square	Area	Rented	Annualized	Square
Property Name	owned	City/State	Footage	Occupied	Square Feet	Net Rent	Feet
Variable Interest Entity

Commerce Distributions Center	1%	Commerce, CA	200,000	100%	200,000	1,077,120	5.39
Dixon & 51st Logistics Center	0%	Des Moines, IA	731,169	100%	731,169	2,128,026	2.91
Fishers Indiana Distribution Center	1%	Fishers, IN	637,531	0%	0	-	-
Ohio Commerce Center	0%	Strongsville, OH	204,592	100%	204,592	2,333,567	11.41
Springs Commerce Center I	0%	OK,GA,SC,VA,PA	1,006,993	100%	1,006,993	2,390,659	2.37
Springs Commerce Center II	0%	GA, AL	1,439,300	69%	986,450	2,088,401	2.12
Springs Office	0%	Fort Mill/Lancaster, SC	265,493	100%	265,493	2,013,512	7.58
Strongsville Corporate Center	2%	Strongsville, OH	125,006	100%	125,006	2,080,896	16.65
Industrial/Commercial Properties			4,610,084	76%	3,519,703	14,112,181	4.01

Campus Court Student Housing	11%	Cedar Falls, IA	72,480	98%	71,272	774,804	10.87
Muirwood Village	0%	Zanesville, OH	157,864	94%	148,391	1,516,560	10.22
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	202,525	95%	191,738	1,900,404	9.91
College Park Student Apartments	0%	Cedar Rapids, IA	563,040	77%	432,240	2,327,240	5.38
University Fountains Lubbock	0%	Lubbock, TX	284,022	94%	267,926	4,527,828	16.90
University Springs San Marcos	0%	San Marcos, TX	176,944	97%	171,265	2,625,348	15.33
Multi-Family/Student Housing Properties			1,456,875	88%	1,282,832	13,672,184	10.66

Loop 1604 Self Storage	38%	San Antonio, TX	236,875	91%	215,575	915,288	4.25
Aldine Westfield Self Storage	0%	Houston, TX	64,530	79%	50,983	420,948	8.26
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	51,805	91%	47,160	369,888	7.84
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	57,706	95%	54,631	485,988	8.90
Ft. Worth Northwest Self Storage	0%	Fort Worth, TX	63,025	74%	46,500	468,384	10.07
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	104,914	91%	95,575	595,008	6.23
Grissom Road Self Storage	0%	San Antonio, TX	250,618	88%	219,816	570,648	2.60
Houston South Mason (Patrick's)	0%	Katy, TX	56,850	94%	53,450	429,000	8.03
San Antonio 3	0%	San Antonio, TX	267,260	89%	239,091	1,557,720	6.52
Self-Storage Properties			1,153,583	89%	1,022,781	5,812,872	5.68

Total Variable Interest Entity Properties			7,220,542	81%	5,825,316	33,597,237	5.77

     During the fourth quarter of 2012, we deconsolidated one VIE. The deconsolidation was due to the foreclosure of Charleston Blvd, a self-storage facility owned by the VIE. We no longer manage or have a continuing involvement with this property.

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

     The impact of the deconsolidation of VIE’s on our 2012 Consolidated Financial Statements was a decrease in total assets of $1.1 million, a decrease in total liabilities of $1.4 million, and an increase in non-controlling interest of $0.3 million. Net loss attributable to non-controlling interests from the deconsolidated VIE’s for 2012 was $0.6 million. The deconsolidation of the VIE’s did not result in a gain or loss in the Consolidated Statement of Operations as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation dates were the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

     We own an insignificant interest in most of the VIE’s, and therefore, substantially all operations are included in the net income attributable to non-controlling interests.

     The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	December 31,
	2012	2011
Assets
Restricted cash	$3,724	$4,157
Receivables	2,988	2,365
Fixed Assets, net	290,549	316,361
Other Assets	8,600	8,123
Total Assets	$305,861	$331,006

Liabilities
Accounts payable	398	634
Notes payable	221,899	237,276
Other liabilities	6,759	7,144
Total liabilities	$229,056	$245,054

Variable interest entity net carrying amount	$76,805	$85,952

     At December 31, 2012, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by us. In addition, we do not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The notes payable are solely secured by the property of the respective VIE’s.

     During the year ended December 31, 2012, we did not provide short term advances to any properties that have been consolidated or deconsolidated. A minimal balance is still owed to us as of December 31, 2012 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 6. REAL ESTATE

     The cost and accumulated depreciation of rental property held for investment as of December 31, 2012 and 2011 are as follows (in thousands):

		Building and		Accumulated	Net Recorded
2012	Land	Improvements	Total Cost	Depreciation	Value
ASR Owned
Office	$29,754	$65,738	$95,492	$(29,227)	$66,265
Industrial	790	2,933	3,723	(2,134)	1,589
Retail	2,811	5,268	8,079	(2,293)	5,786
Self-Storage	535	2,439	2,974	(424)	2,550
Other	-	731	731	(570)	161
	33,890	77,109	110,999	(34,648)	76,351

VIE Properties
Industrial	$31,578	$156,750	$188,328	$(23,226)	$165,102
Residential	16,187	84,445	100,632	(11,244)	89,388
Self-Storage	17,171	21,545	38,716	(2,657)	36,059
	64,936	262,740	327,676	(37,127)	290,549

TOTAL	$98,826	$339,849	$438,675	$(71,775)	$366,900

		Building and		Accumulated	Net Recorded
2011	Land	Improvements	Total Cost	Depreciation	Value
ASR Owned
Office	$40,572	$103,196	$143,768	$(48,439)	$95,329
Industrial	6,419	20,160	26,579	(7,738)	18,841
Retail	2,811	5,077	7,888	(2,074)	5,814
Self-Storage	535	2,439	2,974	(356)	2,618
Other	-	787	787	(566)	221
	50,337	131,659	181,996	(59,173)	122,823

VIE Properties
Industrial	32,272	161,525	193,797	(14,330)	179,467
Residential	16,187	83,930	100,117	(6,367)	93,750
Self-Storage	18,949	25,982	44,931	(1,787)	43,144
	67,408	271,437	338,845	(22,484)	316,361

TOTAL	$117,745	$403,096	$520,841	$(81,657)	$439,184

FUTURE MINIMUM RENTS

     The Company leases its office, industrial, retail center and self-storage property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2012, are as follows (in thousands):

Year Ending	Future Minimum Rents
December 31,	ASR	VIE	Total
2013	$11,314	$27,752	$39,066
2014	7,615	14,220	21,835
2015	4,722	14,273	18,995
2016	2,776	12,031	14,807
2017	1,351	10,469	11,820
Thereafter	1,404	100,293	101,697
	$29,182	$179,038	$208,220

ACQUIRED LEASE INTANGIBLES

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

     Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 6 years. Accretion of below-market leases was approximately $0.3 million and $0.4 million for the two years ended December 31, 2012 and 2011, respectively. Such accretion is recorded as an increase to rental income.

     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Amortization
Year Ending	Expense (in-place
December 31,	lease value)
2013	$314
2014	289
2015	67
2016	-
2017	-
$670

NOTE 7. DISCONTINUED OPERATIONS

2012 Dispositions

     In November 2012, the lender for Charleston Blvd. Self-Storage foreclosed on the asset. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $2.6 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated VIE which had not guaranteed the debt. The transaction generated a gain upon disposition of $0.5 million. No proceeds were received as a result of the transaction.

     In October 2012, we sold Beltway Industrial Park for $20.7 million. The transaction generated a gain on sale of approximately $5.6 million. Net proceeds received from the sale amounted to approximately $1.8 million. The proceeds were primarily used to reduce debt.

     In October 2012, we sold 8300 Bissonnet. The property was in receivership. We consented to the sale of the property in exchange for being released from all liability on the note. The transaction generated a gain on sale of approximately $1.4 million. No proceeds were received as a result of the transaction.

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

     In March 2012, we sold Foxborough Business Park Center, owned by a VIE, for $4.9 million. The transaction generated a loss of approximately $0.7 million. Our ownership interest in the VIE was less than 1%. Net proceeds received from the sale amounted to $0.9 million, which was distributed to non-controlling interests.

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

2011 Dispositions

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

     The consolidated statements of operations of discontinued operations for the years ending December 31, 2012 and 2011 are summarized below:

	Years Ended
	December 31,
	2012	2011
	(In thousands)
Rental Revenue	$3,627	$13,489
Less Expenses (1)	(6,055)	(22,387)
Loss from discontinued operations before gain
on dispositions and income tax expense	(2,428)	(8,898)
Gain on dispositions of real estate assets	15,075	26,016
Income tax expense	(4,326)	(4,541)
Income from discontinued operations	$8,321	$12,577
____________________

(1)	Includes interest expense of approximately $2.0 million and $6.9 million for the years ending December 31, 2012 and December 31, 2011, respectively. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

     Income from discontinued operations for the year ended December 31, 2012 includes the net gain resulting from the dispositions of Beltway Industrial Park, Park Ten Place I and II, Sierra Southwest Pointe, Bristol Bay, Pacific Spectrum, 8300 Bissonnet, 2855 Mangum, 6420 Richmond, Foxborough Business Center Park and Charleston Blvd, and the operating results of these properties through the date of disposition.

     Income from discontinued operations for the year ending December 31, 2011 includes the gain resulting from the dispositions of 7700 Irvine Center, Creekside, Northwest Corporate Center and Technology, and the operating results of properties disposed of in 2011 and 2012. See Note 16 – Restructuring of Debt.

     Our total assets and total liabilities decreased by $59.0 million and $69.4 million respectively, as a result of the 2012 dispositions.

NOTE 8. ASSET IMPAIRMENTS

Purchased Intangibles Subject to Amortization

     During the years ended December 31, 2012 and 2011, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $1.0 million and $0.7 million for years ended December 31, 2012 and 2011, respectively, which reduced the fair value of the impaired contracts to zero. See Note 5 – Variable Interest Entities for additional information.

Goodwill

     In the third quarter of 2011 we performed an assessment of goodwill that indicated the carrying value of goodwill exceeded the fair value requiring us to perform the second step of the impairment test. In the second step, we estimated the fair value of the goodwill using the income approach. Using the income approach required management to evaluate the factors associated with the goodwill. Management then estimated gross probable income, the probable expenses that would be incurred to generate the income. After the estimated expenses were deducted from the estimated gross income the resulting estimated probable net operating income was present valued using ranges that management believed was reasonable. Level 3 assumptions used by management can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Level 3 assumptions are based on management’s internal analysis and are not completely derived from an observable market. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of impairment expense, different assumptions could impact our statement of operations and could impact the results of future impairment reviews.

     As a result of this analysis, we recorded $1.3 million of impairment expense related to goodwill. The impairment reduced the beginning value of goodwill of $8.0 million to $6.7 million as of December 31, 2011.

     A quantitative analysis was performed in the fourth quarter of 2012 resulting in no additional impairment charge.

Real Estate Held for Investment

     Rental properties are individually evaluated for impairment when conditions exist which may indicate it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. We assess the expected undiscounted cash flows based upon numerous factors and estimates, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value. During the year ended December 31, 2011, we determined that certain conditions existed that an evaluation for impairment was needed on certain of our properties and recorded impairment charges of $1.8 million on real estate held for investment. The impairment charges were primarily due a determination that the market value of two of our assets were lower than their carrying value as a result of an analysis of future undiscounted cash flows and market data.

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

     We pay a guarantee fee to William J. Carden and Mr. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). Guarantee fees for the year ended December 31, 2012 totaled approximately $0.2 million, all of which was paid to Mr. Carden. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, 2620/2630 Fountain View, and 2640/2650 Fountain View. There are also five corporate notes being guaranteed. The guaranteed notes total $9.3 million at December 31, 2012.

NOTE 11. NOTES PAYABLE

     We had the following notes payable outstanding as of December 31, 2012 and 2011 secured by the following properties (dollars in thousands):

		December 31,
		2012		2011
		Principal		Principal
Property (unless otherwise noted)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
ASR Owned - Fixed Rate:
Pacific Spectrum (6)	6/10/2010	-	-	5,191	8.02%
Bristol Bay (6)	8/1/2011	-	-	6,687	7.58%
Corporate – Secured (3)	3/18/2012	-	-	890	5.50%
Park Ten Place I (4)	5/11/2012	-	-	4,314	7.45%
Park Ten Place II (4)	5/11/2012	-	-	3,380	7.45%
2855 Mangum (11)	5/11/2012	-	-	2,495	7.45%
2855 Mangum (11)	5/11/2012	-	-	1,355	6.00%
Atrium 6430 (2)	5/11/2012	2,050	7.45%	2,094	7.45%
Corporate – Unsecured (8)	5/31/2012	-	-	950	5.50%
Corporate – Unsecured (2)(3)	5/31/2012	1,000	9.50%	1,000	9.50%
Sierra Southwest Pointe (4)	6/1/2012	-	-	2,620	7.33%
Corporate - Secured by Certificates of Deposits (10)	6/15/2012	-	-	992	4.50%
Park Ten Place I (4)	8/11/2012	-	-	476	7.45%
Park Ten Place II (4)	8/11/2012	-	-	373	7.45%
2640 - 2650 Fountain View (2)(3)	8/29/2012	726	10.00%	822	10.00%
Corporate – Secured (3)	12/19/2012	-	-	250	5.50%
Corporate - Unsecured	1/27/2013	-	-	250	6.00%
Corporate – Unsecured (18)	2/1/2013	-	-	1,703	5.50%
Corporate - Secured by NW Spectrum Plaza (3)(9)	3/28/2013	1,145	5.50%	-	-
Corporate – Secured by Management Contracts (3)(20)	6/5/2013	463	5.50%	697	8.75%
Corporate - Secured by NW Spectrum Plaza (9)	4/19/2013	-	-	500	5.50%
Corporate – Secured (21)	3/31/2014	1,500	8.00%	-	-
11500 Northwest Freeway (1)	6/1/2014	3,861	5.93%	3,932	5.93%
11500 Northwest Freeway	6/1/2014	279	5.93%	285	5.93%
Morenci Professional Park (1)	7/1/2014	1,579	7.25%	1,579	7.25%
FMC Technology	9/1/2014	8,308	5.32%	8,428	5.32%
8100 Washington	2/22/2015	2,005	5.59%	2,117	5.59%
8300 Bissonnet (16)	5/1/2015	-	5.51%	4,484	5.51%
2620 - 2630 Fountain View (3)	6/30/2015	5,341	7.00%	5,350	7.00%
1501 Mockingbird Lane	7/1/2015	3,089	5.28%	3,135	5.28%
5450 Northwest Central	9/1/2015	2,499	5.38%	2,536	5.38%
Ocala Self Storage (14)	10/3/2015	1,412	4.25%	-	-
Tampa Self Storage (14)	10/3/2015	1,504	4.25%	-	-
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,289	6.25%	4,411	6.25%
Fountain View Office Tower	3/1/2016	11,540	5.82%	11,750	5.82%
Gray Falls and 12000 Westheimer	1/1/2017	7,077	5.70%	7,173	5.70%
Atrium 6420 (5)	6/5/2017	-	-	6,262	5.87%
2640 - 2650 Fountain View	4/29/2018	12,010	6.50%	12,191	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,380	5.00%	9,380	5.00%
Sabo Road Self Storage (9)	7/1/2022	2,015	5.55%	1,911	7.42%
Corporate – Unsecured	Various	1,514	Various	1,159	Various
Corporate - Secured	Various	1,163	Various	1,802	Various
	Subtotal	$85,749		$124,924

		December 31,
		2012		2011
		Principal		Principal
Property (unless otherwise noted)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
ASR Owned - Variable Rate
Northwest Spectrum Plaza (2)	4/19/2013	2,381	2.66%	2,585	2.90%
Windrose Plaza (19)	4/19/2013	2,458	2.66%	2,492	2.90%
Beltway Industrial Park (16)	6/9/2013	-	-	16,282	7.00%
Beltway Industrial Park (16)	6/9/2013	-	-	163	7.00%
Corporate – Unsecured (3)	12/12/2013	175	6.00%	300	6.00%
	Subtotal	$5,014		$21,822

Subtotal ASR Owned		90,763		146,746

Consolidated VIEs
Foxborough Business Park (4)	3/1/2012	-	-	3,683	7.70%
Fishers Indiana Distribution Center (1)	10/1/2012	17,058	5.42%	17,331	5.42%
Commerce Distribution Center	3/10/2013	9,402	6.12%	9,598	6.12%
Houston South Mason (Patrick's) (15)	6/25/2013	2,817	7.25%	2,745	7.25%
Charleston Blvd. Self Storage (17)	1/1/2015	-	-	2,526	5.77%
University Springs San Marcos	12/1/2015	9,359	5.55%	9,505	5.55%
Ocala Self Storage (14)	12/22/2015	-	-	1,376	5.00%
Tampa Self Storage (14)	12/22/2015	-	-	1,466	5.00%
University Fountains Lubbock	1/1/2016	20,828	5.57%	21,149	5.57%
Dixon & 51st Logistics Center	1/1/2016	17,258	5.69%	17,538	5.69%
Campus Court Student Housing	5/11/2016	4,617	5.78%	4,683	5.78%
Grissom Road Self Storage	6/1/2017	2,308	7.00%	2,336	7.00%
Loop 1604 Self Storage	9/11/2017	4,249	6.70%	4,298	6.70%
College Park Student Apartments	11/6/2017	14,283	6.35%	14,431	6.35%
Ohio II Residences at Newark & Sheffield	1/1/2018	9,334	6.74%	9,422	6.74%
Muirwood Village	2/1/2018	7,708	6.58%	7,790	6.58%
Aldine Westfield Self Storage	10/31/2018	1,031	4.76%	1,057	4.76%
Aldine	8/14/2019	1,171	6.07%	1,289	6.07%
Attic Space Self Storage - Blanco Rd.	4/1/2021	1,300	6.63%	1,316	6.63%
Attic Space Self Storage - Laredo Rd.	4/1/2021	1,721	6.63%	1,758	6.63%
Ft. Worth River Oaks Self Storage	7/1/2021	2,118	6.00%	2,155	6.00%
Ft. Worth Northwest Self Storage (7)	4/1/2022	2,125	5.82%	1,936	6.23%
San Antonio III - AAA Stowaway / FOE (12)	11/1/2022	9,635	5.50%	10,504	6.05%
Strongsville Corporate Center	11/11/2034	13,882	5.50%	14,687	5.50%
Ohio Commerce Center	6/11/2035	18,412	5.64%	18,727	5.64%
Springs Commerce Center 1	5/11/2036	16,548	5.75%	16,849	5.75%
Springs Office	6/11/2036	14,301	5.75%	14,560	5.75%
Spring Commerce Center II	7/11/2036	20,100	6.00%	20,512	6.00%
Other Unsecured Notes	Various	334	Various	1,049	Various
	Subtotal VIE	$221,899		$236,276

Grand Total		$312,662		$383,022
____________________

(1)	We are currently electing not to pay monthly debt service and are negotiating term modifications with the lender. See additional information regarding this debt below.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan or carve-out is guaranteed by us and in some cases by Mr. Carden and/or Mr. Galardi.

(4)	Loan was paid in connection with the sale of the property in March 2012.

(5)	Property was foreclosed upon by the lender in March 2012.

(6)	Property was foreclosed upon by the lender in April 2012.

(7)	Loan was refinanced in March 2012.

(8)	Loan was paid in March 2012.

(9)	Loan was refinanced in June 2012.

(10)	Loan was paid in May 2012.

(11)	Property was foreclosed upon by lender in July 2012.

(12)	In October 2012, the debt was refinanced with a new loan in the amount of $9.7 million. A third party equity partner contributed $1.5 million in connection with the transaction.

(13)	Represents short-term loan obtained in September 2012. Loan was paid in October 2012 in connection with the sale of Beltway Industrial Park.

(14)	Represents loans assumed from a consolidated VIE in connection with the acquisition of Tampa and Ocala in September 2012.

(15)	Loan maturity was extended to June 2013.

(16)	Loan was satisfied in connection with the sale of the property in October 2012.

(17)	Property was foreclosed upon by lender in November 2012.

(18)	Loan was satisfied for $1.0 million in September 2012. See additional information regarding this debt below.

(19)	Loan was refinanced in March 2013. The new loan in the amount of $3.5 million is for a 10-year term and bears interest at a fixed rate of 5.5% per annum.

(20)	Loan maturity was extended to June 2013.

(21)	Loan maturity was extended to March 2014.

     In September 2012, we obtained a short-term loan in the amount of $1.2 million. The loan proceeds were primarily used to satisfy our $1.7 million corporate loan with California Bank and Trust. We paid the bank $1.0 million for a complete satisfaction of the loan, which had a principal balance and accrued interest due of approximately $1.8 million. A mutual release settled all issues regarding this loan for both parties. A gain of approximately $0.8 million was recognized on the transaction.

     The required principal payments on our consolidated debt for the next five years and thereafter, as of December 31, 2012 are as follows (in thousands):

Year	ASR	VIE	Total
2013	15,788	33,065	48,853
2014	14,677	3,649	18,326
2015	20,108	12,782	32,890
2016	11,387	43,264	54,651
2017	7,041	18,488	25,529
Thereafter	21,762	110,651	132,413
Total	90,763	221,899	312,662

     We are in default on the notes listed below. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

	ASR Ownership	Balance
	Percentage	December 31, 2012
Property Secured by		(in thousands)
Morenci Professional Park	100%	$1,579
11500 Northwest Freeway	100%	3,861
Fishers Indiana	1%	17,058
1501 Mockingbird	100%	3,089
8100 Washington	100%	2,005
Gray Falls/12000 Westheimer	100%	7,077
6430 Richmond	100%	2,050
2640/2650 Fountain View	100%	726
Corporate - Unsecured	100%	1,000
TOTAL		$38,445

     We have elected not to make payments on the debt secured by Morenci, 11500 Northwest Freeway and Fishers Indiana due to operating deficiencies of the properties and/or the unpaid balances of the mortgages exceeding the market value of the properties. The debt on Fishers Indiana, a VIE property, is matured. The lenders holding the debt on these properties have placed these assets into receivership and have initiated foreclosure proceedings.

     We are in default on our debt secured by 1501 Mockingbird, 8100 Washington and Gray Falls/12000 Westheimer due to past due debt service. We anticipate bringing these three loans current in the second quarter of 2013. In the case of 1501 Mockingbird, we currently have this property listed for sale and anticipate disposing of the property in the second quarter of 2013. We believe the market value of these properties is in excess of their current loan balances.

     Two additional loans: one secured by 6430 Richmond and one by 2640/2650 Fountain View are matured. We are currently negotiating extensions with the lenders on these loans.

     All of the properties securing the debt in default are held by consolidated wholly owned subsidiaries or consolidated VIE’s. These mortgages are not guaranteed by us. All of the notes in default have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

     We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

     Unamortized financing costs at December 31, 2012 and December 31, 2011 were $0.8 million and $1.2 million, respectively. Most of our mortgage debt is not cross-collateralized. We have three mortgage loans that are cross-collateralized with a second property.

NOTE 12. NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

     During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with our acquisition of assets from Evergreen on January 17, 2010. OP Units issued to Evergreen were repurchased by the Company for a total of one dollar, in accordance with the purchase agreement.

     To reflect the change in ownership in the operating partnership, we have adjusted the non-controlling interest by the approximate carrying amount of the OP Units.

     See Note 17 – Commitments and Contingencies for additional information.

     The following table summarizes the activity for the operating partnership units (”OP Units”):

	Years ended,
	December 31,
Operating Partnership Units	2012	2011
	(in thousands)
Balance, beginning of period	4,588	4,554
Issuances	49	78
Redemptions	(818)	(44)
Balance, end of period	3,819	4,588

Ownership of Operating Partnership Units
ASR	3,568	3,345
All others	251	1,243
	3,819	4,588

     The following represents the effects of changes in the Company’s equity related to non-controlling interests:

	Years ended,
	December 31,
	2012	2011
	(in thousands)
Net income attributable to the Company	$1,414	$3,999
Increase in the Company's paid-in-capital on exchange of OP Units for shares of
common stock	1,711	2,342
Increase in the Company's paid-in-capital on redemption of OP Units for cash	8,013	-
Change from net income attributable to the Company related to non-controlling
interest transactions	$11,138	$6,341

NOTE 13. INCOME TAXES

     The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Current expense (benefit):
Federal	$-	$-
State	151	155
	$151	$155

Deferred expense (benefit):
Federal	$485	$2,996
State	179	(1,036)
	$664	$1,960

     We have federal and state net operating loss carry-forwards of approximately $25.0 million and $8.6 million, respectively, as of December 31, 2012.

     We are a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in our ownership should occur, there could be a significant annual limitation on the amount of loss carry-forwards and future recognized losses that can be utilized and ultimately some amount of loss carry-forwards may not be available. Such changes could result in additional tax provision. The net operating loss carry-forwards expire in 2024 through 2031.

     For the two years ended December 31, 2012, the reported income tax benefit differs from the amount of benefit determined by applying the federal statutory rate of 34% before income taxes as a result of the following:

	Years ended
	December 31,
	2012	2011
	(in thousands)
Expected income tax expense at statutory federal rate	$955	$414
Permanent differences:
Non-controlling interest	(109)	1,433
Meals and entertainment	11	19
Share-based compensation	-	4
Return to provision	(153)	-
State income tax expense	218	102
Other	(107)	143
Income tax expense	$815	$2,115

     The components of deferred tax assets and liabilities consist of the following as of December 31, 2012 and December 31, 2011, respectively:

	Years ended
	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating losses	$9,037	$9,765
Built in gains	2,246	2,067
Intangible assets	132	642
Allowance for bad debts	73	219
Share-based compensation	129	54
Charitable contributions	1	8
Alternative minimum tax	85	85
Total deferred tax asset	$11,703	$12,840

Deferred tax liabilities:
Straight-line rents receivable	(395)	(717)
Total deferred tax liabilities	(395)	(717)

Net deferred tax asset	$11,308	$12,123

     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

     An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we considered are: that future anticipated property sales will produce more than enough taxable income to realize the deferred tax asset; taxable income projections in future years; and whether the carry-forward period is so brief that it would limit realization of tax benefits.

     We had no unrecognized tax benefits as of December 31, 2012. We do not expect that this will change significantly within the next twelve months. Our policy is to recognize interest related to any unrecognized tax benefits as interest expense and penalties as operating expenses. There are no penalties or interest accrued at December 31, 2012 related to unrecognized tax benefits. We believe that we have the appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Our federal and state tax returns open to audit generally include all years from 2009 and beyond.

     We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of our deferred tax assets. Therefore, for each of the two years ended December 31, 2012 and 2011, no valuation allowance has been recorded.

NOTE 14. NET INCOME PER SHARE

     Net income per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net income per share for each of the two years ended December 31, 2012 and 2011 is as follows (in thousands, except for shares and per share amounts):

	Years ended
	December 31,
	2012	2011
Loss from continuing operations	$(10,106)	$(12,793)
Net loss attributable to non-controlling interests from continuing operations	4,224	10,116
Loss from continuing operations attributable to American Spectrum Realty Inc. common
stockholders	(5,882)	(2,677)

Discontinued operations:
Loss from discontinued operations	(2,428)	(8,898)
Gain on disposition discontinued operations	15,075	26,016
Income tax expense	(4,326)	(4,541)
Net income attributable to non-controlling interests from discontinued operations	(1,025)	(5,901)
Income from discontinued operations	7,296	6,676

Preferred stock dividend	(240)	(240)
Net Income attributable to American Spectrum Realty, Inc. common stockholders	1,174	3,759

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common
stockholders	($1.65)	$(0.90)
Income from discontinued operations attributable to American Spectrum Realty, Inc. common
stockholders	2.05	2.22
Net income attributable to American Spectrum Realty, Inc. common stockholders	$0.40	$1.32

Basic weighted average shares used	3,569,032	3,008,836

     The following weighted average preferred shares, stock options and OP units outstanding that can be converted into common stock on a one for one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Years ended,
	December 31,
	2012	2011
Preferred shares	55,172	55,172
Stock options	16,042	51,563
OP Units	518,982	1,549,834
Total	590,196	1,656,569

NOTE 15. SHARE-BASED COMPENSATION

     Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

     The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Years Ended
	2012	2011
	(in thousands)
General and administrative	205	195
Total	$205	$195

     As of December 31, 2012, approximately $0.2 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.4 years.

Valuation Assumptions

     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

     No options were granted during the twelve month periods ending December 31, 2012 and 2011.

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

     Our issued and outstanding stock options at December 31, 2012 and 2011 are fully vested and expensed.

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

     We have reserved 360,000 shares under the Plan. As of December 31, 2012, we had issued 132,780 shares under the Plan.

     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted
		Weighted		Average
	Number of	Average		Grant-date
	Options	Exercise Price	Number of	fair value
	Outstanding	per Share	RSAs	per Share
Balances at December 31, 2010	58,750	$11.97	39,012

Granted	-	$-	34,500	$17.09
Options Exercised	-	$-
RSA Releases			(14,166)	$12.45
Forfeited/Expired	(41,250)	$14.78	(10,338)	$12.87
Balances at December 31, 2011	17,500	$7.03	49,008	$15.96

Granted	-	$-	7,000	$3.68
RSA Releases	-	-	(16,934)	$15.01
Forfeited/Expired	(17,500)	$5.58	(17,004)	$14.98
Balances at Dec 31, 2012	-	$-	22,070	$13.54

     The RSA’s had no intrinsic value as of December 31, 2012. No options were outstanding at December 31, 2012.

     During the years ended December 31, 2012 and 2011, we granted 7,000 and 34,500 restricted stock awards to certain officers and employees, respectively. The value of the restricted stock awards was based on the closing market price of our common stock on the date of each award. The total grant date fair value of the restricted stock awards granted during the year ended December 31, 2012 and 2011 was approximately $0.03 million and $0.6 million, respectively, which will be recognized over the vesting periods ranging from three to five years from the date of grant. The expense recorded for the years ended December 31, 2012 and 2011 was approximately $0.2 million and $0.2 million, respectively.

Awards to Non-Employees

     In January 2012, we issued 41,910 shares of Common Stock to a firm as consideration for legal services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.2 million in services.

     In February 2011, we issued 15,000 shares of Common Stock to a firm as consideration for business advisory services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.2 million.

     In July 2011, we issued 3,000 shares of Common Stock to a firm as consideration for consulting services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.1 million.

     In November 2011, we issued 25,685 shares of Common Stock to a firm as consideration as consideration for utility services. The fair value of the stock was based on the closing market price of our common stock on the date of grant. The consideration for the shares amounted to $0.3 million

NOTE 16. RESTRUCTURING OF DEBT

     During the year ended December 31, 2012, we satisfied our $1.7 million corporate loan with California Bank and Trust. We paid the bank $1.0 million for a complete satisfaction of the loan, which had a principal balance and accrued interest due of approximately $1.8 million. A mutual release settled all issues regarding this loan for both parties. We recorded other income of approximately $0.8 million in connection with the transaction.

     We recorded a net gain of $4.3 million on the foreclosure of five properties in 2012, which is included as a component of discontinued operations. The combined gain of $5.1 million, net of taxes, amounted to $0.91 per share. We also negotiated extended payment terms on approximately $1.4 million in accounts payable in 2012 with several vendors.

     During the year ended December 31, 2011, we have re-negotiated some of our accounts payable which resulted in extended payment terms and/or discounted amounts. Six agreements have promissory notes with interest rates that range between 5%-9% and the maturities of all fifteen arrangements range between July 2011 and December 2015. We settled certain accounts payable during the year ending December 31, 2011 with creditors on a discounted basis and recorded other income of $0.5 million. We also recorded a gain of $2.7 million on the foreclosure of three properties in 2011, which is included as a component of discontinued operations. The combined gain of $3.2 million, net of taxes, amounted to $0.67 per share.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

     In January 2013, we came to terms with Evergreen to settle the $9.5 million promissory note. The proposed terms of the settlement agreement have been formalized. We have agreed to pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. The required documentation and approval by all parties of the settlement agreement is anticipated to be completed in the second quarter of 2013.

During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”) in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. The OP Units issued to Evergreen were repurchased by the Company for one dollar as provided in the purchase and sell agreement. See Note 12 – Non-Controlling Interests and Operating Partnership Units for additional information.

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

     As of December 31, 2012 there were accrued and unpaid dividends on the outstanding preferred shares of $0.4 million, or $.10 per common share.

NOTE 19. SUBSEQUENT EVENTS

     During the first quarter of 2013, we deconsolidated the VIE which owns Fishers Indiana Distribution Center. The debt on the property is matured and the lender has placed the asset into receivership. We have determined that we are no longer the primary beneficiary of the VIE which owns the property

     In March 2013, we obtained a $1.8 million loan secured by two real estate assets. The loan is for a 1-year term and bears interest at a fixed rate of 12% per annum. The loan proceeds will be used to reduce accounts payable and for other obligations.

     In March 2013, we refinanced our loan on Windrose Plaza. The new loan, in the amount of $3.5 million, is for a 10-year term and bears interest a fixed rate at 5.5% per annum.

     In January 2013, we came to terms with Evergreen to settle the $9.5 million promissory note. The proposed terms of the settlement agreement have been formalized. We have agreed to pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. The required documentation and approval by all parties of the settlement agreement is anticipated to be completed in the second quarter of 2013.

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

     The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2013 for its annual stockholder’s meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2013 for its annual stockholder’s meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2013 for its annual stockholder’s meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2013 for its annual stockholder’s meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed on or before April 30, 2013 for its annual stockholder’s meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements and Supplementary Data

The following financial statements are included herein under Item 8 of this report:

		Page
		No.
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets at December 31, 2012 and 2011	31
	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	32
	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2012 and 2011	33
	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	34
	Notes to Consolidated Financial Statements	36

(2)	Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	62
	Schedule III — Real Estate Investments and Accumulated Depreciation	62

(3)	Exhibits to Financial Statements	66

	On November 16, 2012, a report on Form 8-K was filed with respect to Item 8.01.
	On November 15, 2012, a report on Form 8-K was filed with respect to Item 2.02.
	On November 13, 2012, a report on Form 8-K was filed with respect to Item 5.07.
	On October 4, 2012, a report on Form 8-K was filed with respect to Item 5.02.
	On October 2, 2012, a report on Form 8-K was filed with respect to Item 5.02.

(b)	Exhibits

	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	66

AMERICAN SPECTRUM REALTY, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Utilized	Period
Allowance for Doubtful
Accounts Year Ended:	(in thousands)
December 31, 2012	$1,006	523	(856)	$673
December 31, 2011	$421	1583	(998)	$1,006

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	December 31,
	2012	2011
	(in thousands)
ASR owned properties
Rental Property:
Balance at beginning of year	$181,996	$264,901
Additions during year:
Property acquisitions and additions	4,969	4,175
Retirements	(75,966)	(84,553)
Impairments	-	(2,527)
Balance at end of year	$110,999	$181,996

Accumulated Depreciation:
Balance at beginning of year	$59,173	$85,644
Additions during year:
Depreciation	5,238	11,267
Retirements	(29,763)	(37,738)
Balance at end of year	$34,648	$59,173

Variable Interest Entities
Rental Property:
Balance at beginning of year	$338,845	$381,354
Additions during year:
Property acquisitions and additions	640	32,231
Retirements	(11,809)	(74,740)
Balance at end of year	$327,676	$338,845

Accumulated Depreciation:
Balance at beginning of year	$22,484	$8,446
Additions during year:
Depreciation	15,392	18,011
Retirements	(749)	(3,973)
Balance at end of year	$37,127	$22,484

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2012 (3)
						Subsequent
	Percentage				Bldgs. &	costs		Bldgs. &			Date
Property Name	owned	Location	Encumb.	Land	Improv.	capitalized(2)	Land	Improv.	Total	Accum Depr	Constructed	Date Acq.	Life
ASR Owned
11500 Northwest Freeway	100%	Houston, TX	4,140	2,278	3,602	675	2,278	4,277	6,555	2,235	1983	2004	40
1501 Mockingbird Lane	100%	Victoria, TX	3,089	1,000	3,583	126	1,000	3,709	4,709	1,432	1981	2006	40
2620-2630 Fountain View	51%	Houston, TX	5,341	5,300	1,868	19	5,300	1,887	7,187	127	1976	2010	40
2640-2650 Fountain View	100%	Houston, TX	12,736	6,900	9,575	530	6,900	10,105	17,005	3,115	1979	2008	40
5450 NW Central	100%	Houston, TX	2,499	854	2,410	1,022	854	3,432	4,286	2,003	1979	2003	40
800 & 888 Sam Houston Pkwy	100%	Houston, TX	4,289	1,500	1,335	2,133	1,500	3,468	4,968	2,205	1980	2004	40
8100 Washington	100%	Houston, TX	2,005	600	2,279	671	600	2,950	3,550	1,662	1980	2003	40
Atrium 6430 (4)	100%	Houston, TX	2,050	1,645	1,765	684	1,645	2,449	4,094	2,331	1974	2006	40
FMC Technology	100%	Houston, TX	8,309	2,375	9,502	5	2,375	9,507	11,882	3,703	1996	2006	40
Fountain View Office Tower	51%	Houston, TX	11,540	3,500	13,269	1,400	3,500	14,669	18,169	6,280	1980	2006	40
Gray Falls & 12000 Westheimer	100%	Houston, TX	7,077	2,548	4,350	1,984	2,548	6,334	8,882	3,788	1983	2006	40
Ocala Self Storage	100%	Ocala, FL	1,412	585	1,376	-	585	1,376	1,961	161	1989	2010	40
Tampa Self Storage	100%	Tampa, FL	1,504	669	1,575	-	669	1,575	2,244	185	1987	2010	40
Office Properties			65,991	29,754	56,489	9,249	29,754	65,738	95,492	29,227

Morenci Professional Park (4)	100%	Indianapolis, IN	1,578	790	2,680	253	790	2,933	3,723	2,134	1975-1979	2001	40
Industrial/Commercial Properties			1,578	790	2,680	253	790	2,933	3,723	2,134

Northwest Spectrum Plaza	100%	Houston, TX	3,526	1,711	2,044	372	1,711	2,416	4,127	1,087	2004	2007	25
Windrose Plaza	100%	Spring, TX	2,458	1,100	2,429	423	1,100	2,852	3,952	1,206	2005	2007	25
Retail Properties			5,984	2,811	4,473	795	2,811	5,268	8,079	2,293

Sabo Road Self Storage	55%	Houston, TX	2,015	535	1,696	743	535	2,439	2,974	424	2006	2010	39
Self-Storage Properties			2,015	535	1,696	743	535	2,439	2,974	424

ASR, Inc.	N/A	Houston, TX	15,195	-	129	602	-	731	731	570
Corporate Properties			15,195	-	129	602	-	731	731	570

Total ASR Owned			90,763	33,890	65,467	11,642	33,890	77,109	110,999	34,648

						Subsequent
	Percentage				Bldgs. &	costs		Bldgs. &			Date
Property Name	owned	Location	Encumb.	Land	Improv.	capitalized(2)	Land	Improv.	Total	Accum Depr	Constructed	Date Acq.	Life
Variable Interest Entity

Commerce Distributions Center	1%	Commerce, CA	9,402	8,628	12,537	57	8,628	12,594	21,222	1,849	1957	2010	40
Dixon & Logistics Center	0%	Des Moines, IA	17,258	3,682	19,128	-	3,682	19,128	22,810	2,805	1961	2010	40
Fisher Indiana Distribution Center	1%	Fishers, IN	17,058	2,805	23,018	-	2,805	23,018	25,823	3,375	1993	2010	40
Ohio Commerce Center	0%	Strongsville, OH	18,412	1,917	24,585	-	1,917	24,585	26,502	3,605	1968	2010	40
Springs Commerce I	0%	OK, GA, SC, VA, PA	16,548	3,009	22,550	-	3,009	22,550	25,559	3,307	'95',[64',93'],98',[98',99'],[00',02']	2010	40
Springs Commerce II	0%	GA, AL	20,100	1,709	21,356	85	1,709	21,441	23,150	3,174	'1964,1955,1973	2010	40
Springs Office	0%	Fort Mill/Lancaster, SC	14,301	2,288	19,197	-	2,288	19,197	21,485	2,815	'1971,1953,1998	2010	40
Strongville Corporate Center	2%	Strongsville, OH	13,882	7,540	14,236	1	7,540	14,237	21,777	2,296	1989	2010	40
Industrial/Commercial Properties			126,961	31,578	156,607	143	31,578	156,750	188,328	23,226

Campus Court Student Housing	11%	Cedar Falls, IA	4,617	320	7,056	-	320	7,056	7,376	622	1998	2010	40
Muirwood Village	0%	Zanesville, OH	7,708	1,043	13,380	94	1,043	13,474	14,517	1,519	2010	2010	40
Ohio II - Residences at Newark & Sheffield	0%	Newark/Circleville, OH	9,334	2,530	11,136	312	2,530	11,448	13,978	1,717	2010	2010	40
College Park Student Apartments	0%	Cedar Rapids, IA	14,283	2,788	13,486	72	2,788	13,558	16,346	1,748	2002	2010	40
University Fountains Lubbock	0%	Lubbock, TX	20,828	7,975	23,734	338	7,975	24,072	32,047	3,507	2005	2010	40
University Springs San Marcos	0%	San Marcos, TX	9,359	1,531	14,683	155	1,531	14,837	16,368	2,131	1998	2010	40
Multi-Family/Student Housing Properties			66,129	16,187	83,475	971	16,187	84,445	100,632	11,244

Loop 1604 Self Storage	38%	San Antonio, TX	4,249	4,897	3,132	514	4,897	3,647	8,544	332	1985	2010	40
Aldine Westfield Self Storage	0%	Houston, TX	2,202	112	2,284	5	112	2,289	2,401	336	2006	2010	40
Attic Space Self Storage - Blanco Rd	0%	San Antonio, TX	1,300	203	1,516	-	203	1,516	1,719	201	1982	2010	40
Attic Space Self Storage - Laredo Road	0%	San Antonio, TX	1,721	455	2,902	-	455	2,902	3,357	383	1998	2010	40
Ft. Worth Northwest Self Storage	0%	Forth Worth, TX	2,125	1,356	1,238	-	1,356	1,238	2,594	163	1985	2010	40
Ft. Worth River Oaks Self Storage	0%	River Oaks, TX	2,118	355	2,273	-	355	2,273	2,628	300	1985	2010	40
Grissom Road Self Storage	0%	San Antonio, TX	2,308	2,224	1,765	-	2,224	1,765	3,989	233	1985	2010	40
Houston South Mason (Patrick's)	0%	Katy, TX	2,817	899	1,380	-	899	1,380	2,279	182	2000	2010	40
San Antonio 3	0%	San Antonio, TX	9,635	6,670	4,535	-	6,670	4,535	11,205	527	2010	2010	40
Self-Storage Properties			28,475	17,171	21,025	519	17,171	21,545	38,716	2,657

Other			334	-	-	-	-	-	-	-
Corporate Properties			334	-	-	-	-	-	-	-

Total VIE Owned			221,899	64,936	261,107	1,633	64,936	262,740	327,676	37,127
Total ASR Owned			90,763	33,890	65,467	11,642	33,890	77,109	110,999	34,648
Total Consolidated Properties			312,662	98,826	326,574	13,275	98,826	339,849	438,675	71,775
____________________

(1)	Initial cost and date acquired, where applicable.

(2)	Costs are offset by retirements and write-offs.

(3)	The aggregate cost for federal income tax purposes is $57,761.

(4)	Valuation allowance established in 2011 as the estimated fair value decline below book value; Atrium 6430 - $1,395 and Morenci Professional Park - $429.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY INC

By: American Spectrum Realty Inc.,

Date: March 29, 2013	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2013	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Vice President, Chief Financial Officer,
(Principal Financial Officer and Accounting Officer)
Treasurer and Secretary

Date: March 29, 2013	/s/ Patrick D. Barrett
Patrick D. Barrett
Director

Date: March 29, 2013	/s/ David Brownell Wheless
David Brownell Wheless
Director

Date: March 29, 2013	/s/ James L. Hurn
James L. Hurn
Director

Date: March 29, 2013	/s/ Stacey F. Speier
Stacey F. Speier
Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002

3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006

3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009

4.1	Form of Stock Certificate (1)

10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)

10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)

10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)

10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)

10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)

10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)

10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P. (1)

10.9	Omnibus Stock Incentive Plan (1)

10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)

10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)

10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)

10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)

10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)

10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P. (1)

10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)

10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C. (1)

10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C. (1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc. (1)

10.20	Form of Restricted Stock Agreement (1)

10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)

10.22	Form of Stock Option Agreement (Directors) (1)

10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)

10.24	Form of Indenture Relating to Notes (1)

10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc. (1)

10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc. (1)

10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)

10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C. (1)

10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C. (1)

10.30	Contribution Agreement, dated May 31, 2001, between American Spectrum Realty Management, Inc. and CGS Real Estate Company, Inc., American Spectrum — Midwest, American Spectrum — Arizona, American Spectrum — California and American Spectrum — Texas, Inc. (1)

10.31	Amendment of Agreement Plan of Merger between the Company and Villa Redondo L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.32	Amendment of Agreement Plan of Merger between the Company and Pasadena Autumn Ridge, L.P. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.33	Amendment of Agreement Plan of Merger between the Company and Third Coast L.L.C. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.34	Registration Right’s Agreement between the Company, the Operating Partnership, and other parties is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

10.35	Employment Agreement dated October 15, 2001 between the Company and Harry A. Mizrahi is incorporated herein by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.36	Employment Agreement dated April 3, 2002 between the Company and Paul E. Perkins is incorporated herein by reference to Exhibit 10.02 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.37	Employment Agreement dated April 16, 2002 between the Company and Patricia A. Nooney is incorporated herein by reference to Exhibit 10.03 to the Company’s Form 10-Q for the quarter ended March 31, 2002

10.38	Employment Agreement dated September 1, 2002 between the Company and Thomas N. Thurber is incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Exhibits pursuant to the Agreement have not been filed by the Company, who hereby undertakes to file such exhibits upon the request of the SEC)

10.39	Employment Agreement dated October 15, 2001 between the Company and William J. Carden is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2002

10.40	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.41	Letter Agreement dated February 25, 2003 between the Company and CGS Real Estate Company, Inc. is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.42	Letter Agreement dated February 25, 2003 between the Company and William J. Carden and John N. Galardi is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

10.43	Amendment No. 1 to Employment Agreement dated October 6, 2003 between the Company and Patricia A. Nooney incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.44	Purchase Agreement dated December 15, 2009 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.45	Letter Agreement to Purchase Agreement dated December 18, 2009 between the Company and Evergreen Parties (First Amendment to Purchase Agreement) incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.46	Second Amendment to Purchase Agreement dated January 17, 2010 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.47	Employment Agreement dated January 1, 2012 between the Company and Anthony Eppolito and Amendment thereto dated March 30, 2012 is incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2012

21	Significant Subsidiaries of the Company

23.1	EEPB, PC Consent – Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.

SUBSIDIARIES OF THE COMPANY

Corporations	State of Organization
American Spectrum Management Group, Inc.	American Spectrum Management Group, Inc.
Spectrum Lender Services, Inc.	Delaware

Limited Partnerships
American Spectrum Realty Operating Partnership, L.P.	Delaware
ASR Park Ten 350, L.P.	Texas
ASR Park Ten 360, L.P.	Texas
ASR 2401 Fountainview, L.P	Delaware
ASR 2620-2630 Fountainview, LP	Delaware
ASR 5450 NW, L.P.	Delaware
ASR 6677 Gessner, L.P.	Delaware
ASR 11500 NW, L.P.	Delaware
ASR Washington, L.P.	Texas
ASR-8 Centre, L.P.	Delaware
ASR-1501 Mockingbird, L.P.	Delaware
ASR-2855 Mangum, L.P.	Delaware
ASR-6420 Richmond Atrium, L.P.	Delaware
ASR-6430 Richmond Atrium, L.P.	Delaware
ASR-Beltway Industrial, L.P.	Delaware
ASR-Fountain View Place, L.P.	Delaware
ASR-Parkway One & Two, L.P.	Delaware
ASR-West Gray, L.P.	Delaware
ASR-Windrose, L.P.	Delaware
Grissom Road Self Storage, LP	Delaware
Nooney Rider Trail, L.P.	Delaware
Sabo Road Acquisitions, LP	Delaware

Limited Liability Companies
American Spectrum Asset Co., LLC	Delaware
American Spectrum Investments, LLC	Delaware
American Spectrum Realty Advisors, LLC	Delaware
American Spectrum Realty Management, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware
American Spectrum Realty-2855 Mangum, LLC	Delaware
American Spectrum Realty-6420 Richmond Atrium, LLC	Delaware
American Spectrum Realty-6430 Richmond Atrium, LLC	Delaware
American Spectrum Realty 5450 NW, LLC	Delaware
American Spectrum Realty 11500 NW, LLC	Delaware
American Spectrum Realty-8 Centre, LLC	Delaware
American Spectrum Realty-1501 Mockingbird, LLC	Delaware
American Spectrum Realty-6420 Richmond, LLC	Delaware
American Spectrum Realty-6430 Richmond, LLC	Delaware
American Spectrum Realty-Beltway Industrial, LLC	Delaware
American Spectrum Realty-Fountain View Place, LLC	Delaware
American Spectrum Realty-Parkway One & Two, LLC	Delaware
American Spectrum Realty-Windrose, LLC	Delaware
ASR 2401 Fountainview, LLC	Delaware
ASR 2620-2630 Fountainview GP, LLC	Delaware
ASR 6677 Gessner, LLC	Delaware
ASR Centennial Park, LLC	Delaware
ASR-Newport, L.L.C.	Delaware
ASR NRT, LLC	Delaware
ASR-Risk Management, L.L.C.	Delaware
ASR-Risk & Insurance Services, LLC	Delaware

ASR-West Gray, LLC	Delaware
Attic Self Storage Manager, LLC	Delaware
AQQ Commerce Distribution Center, LLC	Delaware
AQQ Florida, LLC	Delaware
AQQ Grissom, LLC	Delaware
AQQ San Antonio Self-Storage, LLC	Delaware
AQQ San Antonio Self-Storage TIC 24, LLC	Delaware
AQQ University Heights II TIC 17, LLC	Delaware
Back Bay, LLC	Delaware
B&R Services, LLC	Delaware
Centennial Park Kansas, LLC	Delaware
Commerce Distribution Center, LLC	Delaware
McDonnell Associates, LLC	Delaware
Nooney Real Property Investors Two, LLC	Delaware
Pacific Spectrum, LLC	Arizona
Rooftop Spectrum, LLC	Delaware
Sabo Road Manager, LLC	Delaware
San Antonio Self-Storage III, LLC	Delaware
Seventy Seven, LLC	Delaware
Sierra Creekside, LLC	Delaware
Sierra Southwest Pointe, LLC	Delaware
Solar Spectrum, LLC	Delaware
Tampa Ocala Acquisitions, LLC	Delaware