Form 10-Q
period 2013-03-31
AMERICAN SPECTRUM REALTY INC
filed 2013-05-15
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

As of April 30, 2013, 3,567,779 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31,	December 31
	2013	2012
ASSETS	(unaudited)
Real estate held for investment (includes $285,592 and $327,676 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$397,108	$438,675
Accumulated depreciation (includes $35,242 and $37,127 from consolidated VIE's, respectively)	(71,280)	(71,775)
Real estate held for investment, net (includes $250,350 and $290,549 from consolidated VIE's, respectively)	325,828	366,900
Cash and cash equivalents	361	492
Restricted cash (includes $3,881 and $3,724 from consolidated VIE's, respectively)	3,881	3,724
Tenant and other receivables (includes $666 and $784 from consolidated VIE's, respectively),
net of allowance for doubtful accounts of $587 and $673 (includes $377 and $473 from consolidated VIE's, respectively)	1,212	1,281
Deferred rents receivable (includes $2,359 and $2,204 from consolidated VIE's, respectively)	3,465	3,269
Purchased intangibles subject to amortization, net of accumulated amortization of $4,345 and $3,114, respectively	4,715	5,946
Deferred tax assets	12,399	11,308
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	389	332
Notes receivable from Evergreen	1,000	1,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $6,325 and $8,600 from consolidated VIE's, respectively)	13,107	15,753
Total Assets	$373,730	$417,378

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $189,393 and $221,899 from consolidated VIE's, respectively)	$283,372	$312,662
Accounts payable (includes $22 and $398 from consolidated VIE's, respectively)	7,285	7,458
Accrued and other liabilities (includes $5,042 and $6,759 from consolidated VIE's, respectively	10,896	15,241
Total Liabilities	301,553	335,361

Commitments and Contingencies (Note 13):

American Spectrum Realty, Inc, stockholders' equity:
Preferred stock par value $.01 per share, 25,000,000 authorized shares, 55,172 issued at March 31, 2013 and
December 31, 2012, respectively	1	1
Common stock par value $.01 per share, 100,000,000 authorized shares, 4,039,191 issued at
March 31, 2013 and December 31, 2012, respectively; 3,567,779 outstanding at March 31, 2013 and
December 31, 2012, respectively	34	34
Additional paid-in capital	61,121	61,158
Accumulated deficit	(56,985)	(55,096)
Treasury stock, at cost, 471,412 shares at March 31, 2013 and December 31, 2012, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' equity	1,076	3,002
Non-controlling interest	71,101	79,015
Total Equity	72,177	82,017
Total Total Liabilities and Equity	$373,730	$417,378

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Rental revenue	$11,947	$13,470
Third party management and leasing revenue	1,010	894
Interest income	1	46
Total revenues	12,958	14,410

EXPENSES:
Property operating expense	4,013	4,536
Corporate general and administrative	2,134	3,235
Depreciation and amortization	4,891	5,244
Interest expense	4,168	5,249
Impairment expense	1,117	481
Total expenses	16,323	18,745

OTHER EXPENSE:
Gain on sale of real estate	-	-
Other expense	-	(150)
Total other expense	-	(150)

Loss from continuing operation before deferred income tax	(3,365)	(4,485)

Deferred income tax benefit	1,092	887

Loss from continuing operations	(2,273)	(3,598)

Discontinued operations:
Loss from operations	-	(1,220)
Gain on disposition of discontinued operations	-	4,630
Income tax expense	-	(1,249)
Income from discontinued operations	-	2,161

Net loss, including non-controlling interests	(2,273)	(1,437)

Plus: Net loss attributable to non-controlling interests	384	1,849

Net (loss) income attributable to American Spectrum Realty, Inc.	(1,889)	412

Less: Preferred stock dividend	(60)	(60)

Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(1,949)	$352

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	(0.53)	(0.49)
Income from discontinued operations attributable to American Spectrum Realty, Inc.	-	0.60
Net (loss)/income attributable to American Spectrum Realty, Inc. common stockholders	(0.53)	$0.11

Basic and diluted weighted average shares used	3,567,779	3,577,783

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,949)	$(1,814)
Income from discontinuing operations	$-	$2,166
Net (loss)/income	$(1,949)	$352

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number	Non-			Additional
	Preferred	Common	controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2013 (audited)	55,172	4,039,191	$79,015	$1	$34	$61,158	$(55,096)	$(3,095)	$82,017
Preferred stock dividends	-	-	-	-	-	(60)	-	-	(60)
Stock-based compensation	-	-	-	-	-	23	-	-	23
Deconsolidation of VIE's	-	-	(6,105)	-	-	-	-	-	(6,105)
Noncontrolling interests share of loss	-	-	(384)	-	-	-	-	-	(384)
Distributions	-	-	(1,436)	-	-	-	-	-	(1,436)
Contributions	-	-	11	-	-	-	-	-	11
Net loss	-	-	-	-	-	-	(1,889)	-	(1,889)
Balance March 31, 2013 (unaudited)	55,172	4,039,191	$71,101	$1	$34	$61,121	$(56,985)	$(3,095)	$72,177

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including non-controlling interests	$(2,273)	$(1,438)

Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,891	6,312
Impairment expense	1,117	481
Income tax expense (benefit)	(1,092)	362
Gain on disposition of real estate assets	-	(4,608)
Stock-based compensation	23	131
Deferred rental income	(196)	(278)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(104)	(232)
Decrease in prepaid and other assets	1,242	2,308
Decrease in accounts payable	(62)	(119)
Decrease in accrued and other liabilities	(3,039)	(1,057)
Change in restricted cash	(688)	(620)

Net cash (used in) provided by operating activities:	(181)	1,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	-	18,787
Capital improvements to real estate assets	(599)	(267)

Net cash (used in) provided by investing activities:	(599)	18,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	9,700	4,150
Repayment of borrowings-property sales	-	(15,760)
Repayment of borrowings-scheduled payments	(1,685)	(1,857)
Repayment of borrowings-other	(5,941)	(3,606)
Contributions from non-controlling interests	11	218
Distributions to non-controlling interests	(1,436)	(1,536)

Net cash provided by (used in) financing activities:	649	(18,391)

(Decrease) increase in cash and cash equivalents	(131)	1,371

Cash and cash equivalents, beginning of period	492	473

Cash and cash equivalents, end of period	$361	$1,844

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended
	March 31,
	2013	2012
Conversion of operating partnership units to common stock	-	1,711
Conversion of accounts payable to common stock	-	203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	-
Cash paid for interest	4,845	5,567
Cash paid for taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

We provide comprehensive integrated real estate solutions for our own property portfolio (properties in which we own a controlling interest or in properties where we are the primary beneficiary of a variable interest entity, (“a VIE”)) and the portfolios of our third party clients. We own and/or manage commercial, industrial, retail, self-storage and multi-family, student housing income properties, and offer our third party clients comprehensive integrated real estate solutions, including management and transaction services based on our market expertise. We conduct our business in the continental United States. American Spectrum Realty, Inc. was incorporated in Maryland in August of 2000.

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at March 31, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, the Operating Partnership units that are not held by us (approximately 7% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At March 31, 2013, we consolidated 39 properties (including 18 properties primarily owned by us and 21 properties owned by VIE’s in which we were deemed the primary beneficiary), which consisted of 11 office properties, 12 self-storage facilities, 8 commercial/industrial properties, 5 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states.

The operating segments in which management assesses performance and allocates resources are rental operations and management and leasing services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding our Company.

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

We refer to ourselves throughout this report as “the Company” or “ASR”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2013.

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

Summary of Critical and Significant Accounting Policies and Estimates

Reference is made to “Summary of Critical and Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Segments

We have identified two reportable business segments: (i) rental operations and (ii) management and leasing services. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles, Goodwill, and Other (Topic 350): Testing Indefinite-Lived Intangibles for Impairment”. This ASU adds new accounting guidance that simplifies how an entity tests indefinite-lived intangible assets other than goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether further testing for impairment of indefinite-lived intangible assets other than goodwill is required. This accounting guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

NOTE 3 - DISCONTINUED OPERATIONS

The consolidated statements of operations of discontinued operations for the three months ended March 31, 2013 and 2012 are summarized below:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Rental Revenue	$-	$2,088
Less Expenses (1)	-	(3,308)
Loss from discontinued operations before net gain
on dispositions and income tax expense	-	(1,220)
Net gain on dispositions of real estate assets	-	4,630
Income tax expense	-	(1,249)
Income from discontinued operations	$-	$2,161

(1)	Includes interest expense of approximately $1.2 million for the three months ended March 31, 2012. Mortgage debt related to the property included in discontinued operations was individually secured, and as such, interest expense was based on the property’s debt.

Income from discontinued operations for the three months ended March 31, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, 6420 Richmond Atrium and Foxborough Business Center Park and the operating results of these properties through the date of disposition.

NOTE 4 - ASSET IMPAIRMENTS

Purchased Intangibles Subject to Amortization

During the three months ended March 31, 2013 and 2012, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $1.1 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively, that reduced the fair value of the impaired contracts to zero. (See Note 6 – Variable Interest Entities for additional information).

NOTE 5 - ASSETS HELD FOR SALE

Below is a listing of the consolidated properties we have listed for sale. We can make no guarantees as to our ability to sell any of our consolidated properties. We further cannot assure you that we will achieve a sales price that allows us to receive cash to fund our operations. Fountain View Office Tower and 2620-2630 Fountain View are currently under contract and are expected to sell in the second quarter of 2013.

		ASR
	Property	ownership	Carrying Values of	Carrying Value of
Property Name	Type	Percentage	Properties	Debt
			(in thousands)
Fountain View Office Tower	Office	51%	$11,757	$11,485
2620 & 2630 Fountain View	Office	51%	7,053	5,323
2640 & 2650 Fountain View	Office	100%	13,793	12,673
1501 Mockingbird	Office	100%	3,245	3,089
8100 Washington	Office	100%	1,860	1,995
			$37,708	$34,565

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

The entities consolidated as of March 31, 2013 include 9 self-storage properties, 3 student housing properties, 7 commercial properties and 2 multifamily properties. The entities are generally financed through cash flows from property operations.

During the first quarter of 2013 we deconsolidated the VIE’s which owned College Park (a student housing property) and Fishers Indiana (a commercial property) after determining that we were no longer the primary beneficiary. We no longer manage or have a continuing involvement with these two properties.

The impact of the deconsolidation of VIE’s on our year to date Consolidated Financial Statements was a decrease in total assets of $38.9 million, a decrease in total liabilities of $32.8 million, and decrease in non-controlling interest of $6.1 million. No net income was attributable to non-controlling interests from the deconsolidated VIE’s for the three months ended March 31, 2013. The deconsolidation of the VIE’s did not result in a gain or loss in the Consolidated Statement of Operations, as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation dates were the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all related operating results are included in the net loss attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Assets
Restricted cash	$3,881	$3,724
Receivables	3,025	2,988
Fixed Assets, net	250,350	290,549
Other Assets	6,325	8,600
Total Assets	$263,581	$305,861

Liabilities
Accounts payable	22	398
Notes payable	189,393	221,899
Other liabilities	5,042	6,759
Total liabilities	$194,457	$229,056

Variable interest entity net carrying amount	$69,124	$76,805

At March 31, 2013, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. In addition, the Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The notes payable are solely secured by the property of the respective VIE’s.

During the three months March 31, 2013, we did not provide short term advances to any properties that have been consolidated or deconsolidated. An immaterial balance is still owed to us as of March 31, 2013 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

We pay a guarantee fee to William J. Carden and John N. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. Mr. Galardi, who died in April 2013, was a principal shareholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). Guarantee fees for the three months ended March 31, 2013 totaled approximately $0.02 million, all of which was paid to Mr. Carden. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, 2620/2630 Fountain View, 2640/2650 Fountain View, Windrose and Northwest Spectrum Plaza. There are also three corporate notes being guaranteed. The guaranteed notes total $12.7 million at March 31, 2013.

In January 2013, William J. Carden advanced $0.1 million to the Company.

NOTE 8 – SEGMENTS

The operating segments in which management assesses performance and allocates resources are rental operations and management and leasing services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding our Company.

The following table sets forth our segment information for the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Rental Operations:

Revenues from external customers	$11,947	$13,470
Intersegment revenues	114	96
Net loss	(710)	(972)
Total segment assets	346,471	437,919

Management Services:

Revenues from unaffiliated external customers	$1,010	$894
Intersegment revenues	434	629
Net loss	(1,222)	(1,238)
Total segment assets	14,250	16,041

Reconciliations:

Total segment revenues	$13,505	$15,089
Elimination of intersegment revenues	(548)	(725)
Interest income	1	46
Total consolidated revenues	$12,958	$14,410

Segment net loss	$(1,932)	$(2,210)
Unallocated expenses	(1,433)	(2,125)
Other income (expense)	-	(150)
Deferred income tax benefit	1,092	887
Income from discontinued operations	-	2,161
Net loss attributable to non-controlling interests	384	1,849
Net (loss) income attributable to American Spectrum Realty, Inc.	$(1,889)	$412

Total segment assets	$360,721	$453,960
Unallocated corporate assets	13,009	14,191
Total assets	$373,730	$468,151

NOTE 9 - NOTES PAYABLE

We had the following notes payable outstanding, as of March 31, 2013 and December 31, 2012, secured by the following properties (dollars in thousands):

		March 31, 2013		December 31, 2012
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Owned Properties - Fixed Rate:
Atrium 6430 (2)	05/11/2012	2,062	7.45%	2,050	7.45%
Corporate – Unsecured (2) (3)	05/31/2012	1,000	9.50%	1,000	9.50%
2640 - 2650 Fountain View (2) (3)	08/29/2012	726	10.00%	726	10.00%
Corporate – Secured by Management Contracts (2) (3)	03/05/2013	428	5.50%	463	5.50%
Corporate - Secured by Northwest Spectrum Plaza (4)	03/28/2013	-	5.50%	1,145	5.50%
Corporate - Secured	03/24/2014	1,500	8.00%	1,500	8.00%
Corporate - Secured (5)	03/24/2014	1,750	12.00%	-	-
11500 Northwest Freeway (1)	06/01/2014	3,874	5.93%	3,861	5.93%
11500 Northwest Freeway	06/01/2014	278	5.93%	279	5.93%
Morenci Professional Park (1)	07/01/2014	1,578	7.25%	1,578	7.25%
FMC Technology	09/01/2014	8,273	5.32%	8,309	5.32%
8100 Washington	02/22/2015	1,995	5.59%	2,005	5.59%
2620 - 2630 Fountain View (3)	06/30/2015	5,323	7.00%	5,341	7.00%
1501 Mockingbird Lane	07/01/2015	3,089	5.28%	3,089	5.28%
5450 Northwest Central	09/01/2015	2,468	5.38%	2,499	5.38%
Ocala Self Storage	10/03/2015	1,412	4.25%	1,412	4.25%
Tampa Self Storage	10/03/2015	1,495	4.25%	1,504	4.25%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,245	6.25%	4,289	6.25%
Fountain View Office Tower	03/01/2016	11,485	5.82%	11,540	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,053	5.70%	7,077	5.70%
2640 - 2650 Fountain View	04/29/2018	11,948	6.50%	12,010	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,280	5.00%	9,380	5.00%
Sabo Road Self Storage	07/01/2022	2,005	5.55%	2,015	5.55%
Corporate – Unsecured	Various	1,516	Various	1,514	Various
Corporate - Secured	Various	1,121	Various	1,163	Various
	Subtotal	$85,904		$85,749
Owned Properties - Variable Rate
Northwest Spectrum Plaza (3) (6)	03/29/2018	4,500	5.00%	2,381	2.66%
Windrose Plaza (3) (7)	02/27/2023	3,450	5.50%	2,458	2.66%
Corporate – Unsecured (3)	12/12/2013	125	6.00%	175	6.00%
	Subtotal	$8,075		$5,014

Subtotal ASR Principally Owned Properties		93,979		90,763

Consolidated VIE Properties
Fishers Indiana Distribution Center (8)	10/01/2012	-	5.42%	17,058	5.42%
Houston South Mason (Patrick's)	06/25/2013	2,817	5.25%	2,817	5.25%
University Springs San Marcos	12/01/2015	9,319	5.55%	9,359	5.55%
University Fountains Lubbock	01/01/2016	20,740	5.57%	20,828	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,181	5.69%	17,258	5.69%
Campus Court Student Housing	05/11/2016	4,601	5.78%	4,617	5.78%
Grissom Road Self Storage	06/01/2017	2,302	7.00%	2,308	7.00%
Loop 1604 Self Storage	09/11/2017	4,235	6.70%	4,249	6.70%
College Park Student Apartments (8)	11/06/2017	-	6.35%	14,283	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,308	6.74%	9,334	6.74%
Muirwood Village	02/01/2018	7,686	6.58%	7,708	6.58%
Aldine Westfield Self Storage	10/31/2018	1,024	4.76%	1,031	4.76%
Aldine	08/14/2019	1,164	6.07%	1,171	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,300	6.63%	1,300	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,707	6.63%	1,721	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,108	6.00%	2,118	6.00%
Ft. Worth Northwest Self Storage	04/01/2022	2,115	5.82%	2,125	5.82%
San Antonio III - AAA Stowaway / FOE	11/01/2022	9,589	5.50%	9,635	5.50%
Commerce Distribution Center (9)	05/07/2023	9,354	4.68%	9,402	6.12%
Strongsville Corporate Center	11/11/2034	13,655	5.50%	13,882	5.50%
Ohio Commerce Center	06/11/2035	18,326	5.64%	18,412	5.64%
Springs Commerce Center I	05/11/2036	16,466	5.75%	16,548	5.75%
Springs Office	06/11/2036	14,231	5.75%	14,301	5.75%
Spring Commerce Center II	07/11/2036	20,005	6.00%	20,100	6.00%
Other Unsecured Notes	Various	160	6.00%	334	6.00%
Subtotal Consolidated VIE Properties		$189,393		$221,899

Grand Total		$283,372		$312,662

(1) We are currently electing not to pay monthly debt service and are negotiating term modifications with the lender. See additional information regarding this debt below.

(2) We are currently negotiating extension terms with lender.

(3) Loan or certain indemnification obligations are guaranteed by us and in some cases by Mr. Carden and/or Mr. Galardi.

(4) Loan was paid in March 2013.

(5) Represents new loan obtained in March 2013.

(6) Loan was refinanced in March 2013.

(7) Loan was refinanced in February 2013.

(8) The VIE which owned the property was deconsolidated during the first quarter of 2013.

(9) Loan was refinanced in May 2013. The new loan, in the amount of $9.9 million is for a ten-year term.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

		Balance
	ASR Ownership	March 31, 2013
Property Secured by	Percentage	(in thousands)
Morenci Professional Park	100%	$1,578
11500 Northwest Freeway	100%	3,874
1501 Mockingbird	100%	3,089
6430 Richmond	100%	2,062
2640/2650 Fountain View	100%	726
Corporate - Unsecured	100%	1,000
TOTAL		$12,329

We have elected not to make payments on the debt secured by Morenci Professional Park and 11500 Northwest Freeway due to operating deficiencies of the properties and/or the unpaid balances of the mortgages exceeding the market value of the properties. The lenders holding the debt on these properties have placed these assets into receivership and have initiated foreclosure proceedings.

We are in default on our debt secured by 1501 Mockingbird due to past due debt service. We anticipate bringing this loan current in the second quarter of 2013. We currently have this property listed for sale and anticipate disposing of the property in the third quarter of 2013. We believe the market value of the property is in excess of its current loan balance.

Two additional loans: one secured by 6430 Richmond and one by 2640/2650 Fountain View are matured. We are currently negotiating extensions with the lenders on these loans.

All of the properties securing the debt in default are held by consolidated wholly owned subsidiaries. These mortgages are not guaranteed by us. All of the notes in default have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by Mr. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

Unamortized financing costs at March 31, 2013 and December 31, 2012 were $0.6 million and $0.8 million, respectively. Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross-collateralized with a second property.

NOTE 10 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the OP Units:

OP Units
(in thousands)
Balance, January 1, 2013	3,819
Issuances	-
Redemptions	-
Balance, March 31, 2013	3,819

Ownership of Operating Partnership Units
ASR	3,568
All others	251
3,819

The following represents the effects of changes in our equity related to non-controlling interests:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net (loss) income attributable to the Company	$(1,889)	$412
Increase in the Company's paid-in-capital on exchange of OP Units for shares
of common stock	-	1,711
Change from net (loss) income attributable to the Company related to non-
controlling interest transactions	$(1,889)	$2,123

NOTE 11 - NET (LOSS) INCOME PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net income (loss) per share for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Loss from continuing operations	$(2,273)	$(3,598)
Net loss attributable to non-controlling interests from continuing
operations	384	1,844
Loss from continuing operations attributable to American
Spectrum Realty Inc. common stockholders	$(1,889)	$(1,754)

Discontinued operations:
Loss from discontinued operations	-	(1,220)
Gain on disposition of discontinued operations	-	4,630
Income tax expense	-	(1,249)
Net loss attributable to non-controlling interests
from discontinued operations	-	5
Income from discontinued operations	-	2,166

Preferred stock dividend	(60)	(60)
Net (loss)/income attributable to American Spectrum Realty,
Inc. common stockholders	$(1,949)	$352

Basic per share data:
Loss from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.53)	$(0.49)
Income from discontinued operations attributable to American
Spectrum Realty, Inc. common stockholders	-	0.60
Net (loss) income attributable to American Spectrum Realty,
Inc. common stockholders	$(0.53)	$0.11

Basic weighted average shares used	$3,567,779	$3,577,783

The following weighted average preferred shares, stock options and OP units outstanding that may be redeemed for common stock on a one-for-one basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	March 31,
	2013	2012
	(unaudited)
Preferred shares	55,172	55,172
Stock options	-	17,500
OP Units	250,668	1,052,463
Total	305,840	1,125,135

NOTE 12 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
General and administrative	$23	$131
Total	$23	$131

As of March 31, 2013 approximately $0.2 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 3.5 years.

Valuation Assumptions

The fair value of our restricted stock awards (RSA) is estimated on the date of grant based on the closing price of our stock on the grant date. Share-based compensation expense related to RSAs is recognized over the requisite service period.

Equity Incentive Program and Restricted Stock Awards

We grant RSA’s to employees and directors under the Omnibus Stock Incentive Plan (“the Plan”). New shares are issued for RSA’s released. RSA’s give the recipient the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to five years.

We have reserved 360,000 shares under the Plan. As of March 31, 2013, we had issued 132,780 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plan for the indicated periods:

		Weighted average
	Number of	Grant-date fair value
	RSAs	per Share
Balances at December 31, 2012	22,070	$13.54

Granted	-	$-
RSA Releases	(1,000)	$15.25
Forfeited/Expired	-	$-
Balances at March 31, 2013	21,070	$13.46

The RSA’s had no intrinsic value as of March 31, 2013. The aggregate intrinsic value of the restricted stock awards outstanding at March 31, 2013 represents the total pretax intrinsic value, based on our closing stock price of $1.49 per share as of March 31, 2013, which would have been received by the grant holders if all restricted stock awards were vested as of March 31, 2013.

There were no incentive or nonqualified stock options outstanding at March 31, 2013 or December 31, 2012.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In January 2013, we reached a tentative agreement with Evergreen to settle the $9.5 million promissory note. That agreement provides that we will pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. The required documentation and approval by all parties of the settlement agreement is expected to be completed in the second quarter of 2013, but there can be no assurance that it will be.

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

As of March 31, 2013 there were accrued and unpaid dividends on the outstanding preferred shares of $0.4 million, or $.12 per common share.

NOTE 15 – INCOME TAXES

For the three months ended March 31, 2013 we recorded an income tax benefit of $1.1 million. The income tax benefit was recorded solely on the net loss attributable to the Company. We utilized an effective tax rate of 36.6% on our net loss.

NOTE 16 – SUBSEQUENT EVENTS

In April 2013, we were assigned the management of 19 self-storage properties. The self-storage properties total over 1.3 million square feet and 11,000 units across seven states.

During April 2013, Mr. Galardi, a principal shareholder and guarantor died. The Company is evaluating potential effects, if any.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three months ended March 31, 2013 and 2012, as well as our financial condition at March 31, 2013 and December 31, 2012. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and elsewhere. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at March 31, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of March 31, 2013 the Company’s ownership structure does not allow the company to elect REIT status.

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

As of March 31, 2013, the properties that we manage were as follows:

	ASR owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property type	Number	footage	Number	footage	Number	footage	Number	footage
Comercia/Industrial/Retail	14	1,233,463	7	3,972,553	8	247,706	29	5,453,722
Self-Storage	3	182,552	9	1,153,943	6	593,912	18	1,930,407
Multi-family	-	-	2	360,389	3	275,016	5	635,405
Student housing	-	-	3	533,446	-	-	3	533,446
Senior housing	-	-	-	-	1	56,749	1	56,749
Land	1	-	-	-	2	-	3	-
Total	18	1,416,015	21	6,020,331	20	1,173,383	59	8,609,729

In April 2013, we were assigned the management of 19 additional self-storage properties. The self-storage properties total over 1.3 million square feet and 11,000 units across seven states.

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

Reference is made to “Critical Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Financial Operations Overview

Rental Revenues. We derive rental revenues from tenants that occupy space in our portfolio of consolidated properties. There are three key drivers to rental revenue;

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	As of March 31,
Property Type	2013	2012
Industrial properties	88%	88%
Office properties	82%	78%
Retail properties	90%	61%
Residential properties	95%	97%
Self storage properties	87%	78%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Annualized Weighted Average Base Rent
	Per Occupied Square Foot
	As of March 31,
Property Type	2013	2012
Industrial properties	$4.05	$4.16
Office properties	$14.83	$15.52
Retail properties	$10.92	$10.91
Residential properties	$13.32	$10.19
Self storage properties	$5.86	$6.69

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

RESULTS OF OPERATIONS

Discussion of the three months ended March 31, 2013 and 2012.

Revenues by Period

The following table sets forth revenues for the three months ended March 31, 2013 and 2012, and the change between periods (unaudited, in thousands except percentages):

	Three Months Ended
	March 31,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Rental revenue	$11,947	$13,470	$(1,523)	-11%
Third party management and leasing revenue	$1,010	$894	$116	13%

The changes in revenues during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily due to the following:

  Rental revenue decreased by approximately $1.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in rental revenue was primarily due the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $1.3 million. Rental revenue from properties consolidated for the full three months ended March 31, 2013 and 2012 decreased by approximately $0.2 million. This decrease was primarily due attributable to our owned properties. The weighted average occupancy of all properties consolidated was 88% at March 31, 2013.

  Third party management and leasing revenue increased by approximately $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to an increase in sales commission revenue generated during the quarter.

Operating Expenses by Period

The following table sets forth expenses for the three months ended March 31, 2013 and 2012, and the percentage and dollar change between periods.

	Three Months Ended
	March 31,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Property operating expenses	$4,013	$4,536	$(523)	-12%
Corporate general and administrative	$2,134	$3,235	$(1,101)	-34%
Depreciation and amortization	$4,891	$5,244	$(353)	-7%
Interest expense	$4,168	$5,249	$(1,081)	-21%
Impairment of real estate assets	$1,117	$481	$636	132%

The changes in operating expenses during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were primarily due to the following:

  Property operating expenses decreased by approximately $0.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $0.4 million of the decrease. Property operating expenses for properties consolidated for the full three months ended March 31, 2013 and 2012 accounted for the remaining decrease of $0.1 million. This decrease was primarily attributable to a decrease in repairs and maintenance costs between periods.

  Corporate general and administrative expenses decreased by approximately $1.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to a decrease in corporate personnel costs, principally due to the relocation of our accounting department from our Irvine office to our Houston office. The decrease was also attributable to a decrease in deferred compensation expense and consulting expense, in addition to other cost cutting measures implemented by management.

  Depreciation and amortization expense decreased by approximately $0.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $0.5 million of the decrease. Depreciation and amortization expense for properties consolidated for the full three months ended March 31, 2013 and 2012 increased by approximately $0.1 million.

  Interest expense decreased by approximately $1.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was partially due to the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $0.5 million of the decrease. Interest expense for properties consolidated for the full three months ended March 31, 2013 and 2012 accounted for the remaining decrease of $0.6 million. This decrease was primarily due to a decrease in late penalties on debt between periods and a due to a decrease in the accrual of interest on our on $9.4 million note payable to Evergreen.

  Impairment expense increased by approximately $0.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was due to an increase in impairment charges on purchased intangibles related to lost management contracts.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of March 31, 2013.

Other Income Statement Items by Period

     The following table sets forth our other income statement items for the three months ended March 31, 2013 and 2012, and the dollar and percentage change between periods.

	Three Months Ended
	March 31,		Dollar	Percentage
	2013	2012	Change	Change
		(in thousands)
Interest income	$1	$46	$(45)	-98%
Discontinued operations	$-	$2,161	$(2,161)	-100%
Non-controlling interest	$384	$1,849	$(1,465)	-79%
Other income (expense)	$-	$(150)	$150	-100%

The changes in other income statement items for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were primarily due to the following:

  Income from discontinued operations for the three months ended March 31, 2012 represents the net gain from properties disposed of in the first quarter of 2012 of $4.6 million, the first quarter 2012 net operating loss from properties disposed of in 2012 million of $1.2 million and income tax expense of $1.2 million. We had no income from discontinued operations for the three months ended March 31, 2013.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIEs held by others. The decrease was primarily due to a decrease in non-controlling interest in the Operating Partnership, which decreased from 23% at March 31, 2012 to 7% at March 31, 2013. The decrease ownership interest was primarily due our repurchase of operating partnership units held by Evergreen Realty Group, LLC and certain of its affiliates in the second quarter of 2012. During the second quarter of 2012, we repurchased all of the operating partnership units (“OP Units”) issued to Evergreen in 2010. We had issued the OP Units to Evergreen in connection with the acquisition of assets from Evergreen on January 17, 2010. The OP Units issued to Evergreen were repurchased by the Company for one dollar as provided in the purchase and sell agreement.

We anticipate continuing to offer certain properties for sale and currently have five consolidated properties on the market. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales.

LIQUIDITY AND CAPITAL RESOURCES

We have a need for significant amounts of cash to fund our operations. Not all cash generated by our consolidated business is available to pay all liabilities presented on the balance sheet. We separately disclose on the face of the balance sheet (in parentheses) assets and liabilities relating to our consolidated VIE’s. Those assets and liabilities are the exclusive responsibility of the VIE’s, as our actual ownership percentage and the business structure of the VIE’s does not allow the assets and liabilities to be comingled with those of ASR.

With regards to our wholly owned properties, our rental revenues decreased by approximately $0.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Third party management and leasing revenue increased by approximately $0.1 million for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012, primarily due to an increase in sales commission revenue. With regards to the properties in which we have a variable interest and the cash associated with these properties is available only to service their own debts, we experienced a decrease in rental in rental revenue of $1.2 million for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. This decrease was primarily the result of the deconsolidation of VIE’s.

We are in default on the notes listed below. The balances disclosed in the table below exclude additional fees that may be the result of non-payment.

		Balance
	ASR Ownership	March 31, 2013
Property Secured by	Percentage	(in thousands)
Morenci Professional Park	100%	$1,578
11500 Northwest Freeway	100%	3,874
1501 Mockingbird	100%	3,089
6430 Richmond	100%	2,062
2640/2650 Fountain View	100%	726
Corporate - Unsecured	100%	1,000
TOTAL		$12,329

We have elected not to make payments on the debt secured by Morenci Professional Park and 11500 Northwest Freeway due to operating deficiencies of the properties and/or the unpaid balances of the mortgages exceeding the market value of the properties. The lenders holding the debt on these properties have placed these assets into receivership and have initiated foreclosure proceedings.

We are in default on our debt secured by 1501 Mockingbird due to past due debt service. We anticipate bringing this loan current in the second quarter of 2013. We currently have this property listed for sale and anticipate disposing of the property in the third quarter of 2013. We believe the market value of the property is in excess of their current loan balance.

Two additional loans, one secured by 6430 Richmond and one by 2640/2650 Fountain View, are matured. We are currently negotiating extensions with the lenders on these loans.

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

We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by John N. Galardi, a principal shareholder. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

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

See Notes 9 and 13 for additional details of notes payable and commitments.

As of March 31, 2013, we had accounts payable over 90 days totaling approximately $4.0 million (all of it relating to properties owned primarily by us and corporate). In addition, we have extended payment terms with creditors holding payables as of March 31, 2013, which total approximately $2.6 million. These payables are recorded as notes payable.

We have taken the following steps to meet our liquidity needs:
1.	We reduced our overhead structure as compared to 2012, primarily due to the relocation of our accounting department from Irvine, California to Houston, Texas.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	We will continue to focus on increasing occupancy rates and managing our cost structure.
5.	We will continue to reduce our expenses, restructure our operations, and negotiate with our creditors for extended terms in order to meet our cash flow needs.

The liquidity matters discussed above are a continuation of the economic and market factors that have been affecting us and the overall real estate industry for several years. Although there are indicators of improvement and resurgence in the real estate industry, we continue to struggle with cash flow deficits from operations after debt service and capital expenditures, primarily related to office/commercial buildings. In order to meet our cash needs, we have been and will continue to sell properties that have appreciated values in addition to steps previously discussed above. Proceeds from the sale of assets were $42.9 million and $51.1 million for 2012 and 2011, respectively. These sales provided the net proceeds after repayment of related debt and other obligations that were sufficient to meet our ongoing cash deficits from operations. We are forecasting sales of real estate of $51.6 million in 2013 from which the net proceeds will exceed our forecasted cash deficit from operations.

During the first quarter of 2013, we refinanced our mortgage debt on Windrose and Northwest Spectrum Plaza. Net proceeds from the transactions totaled approximately $0.9 million, which were primarily used to reduce debt and other obligations.

During the first quarter of 2013, we obtained a $1.8 million loan to assist with liquidity needs. We intend to repay the loan upon the sale of two of our properties held for sale.

As of March 31, 2013, we have five properties held for sale and are forecasting these to be sold in the second, third and fourth quarters of 2013, although there can be no assurances that they will be. We forecast that the proceeds available from these sales after repayment of debt and other related obligations will generate approximately $7.7 million. This amount is in excess of our forecasted deficit from operations for 2013. We believe that our forecast is achievable due to our history of demonstrating our ability in consummating sales in prior years when we have been under similar cash shortages. In addition to property sales, we continue to negotiate refinancing of properties allowing for reduced interest and monthly payments as well as refinancing that allow us to access funds from appreciated values. The combination of the forecasted sales of real estate and the refinancing of loans is expected to meet our cash needs in the short-term and allow us to reduce our accounts payable.

We have a number of properties that we believe have appreciated in addition to the five held for sale, and we will continue this approach over the long-term until we meet our cash needs through profitable operations, infusion of cash from other investors allowing us to reduce debt and expand operations, or other strategies being considered.

Currently, as forecasted, we have executed sale contracts on two of the five properties held for sale. The total forecasted net proceeds from the two properties under contract are $3.2 million.

There can be no assurance as to our ability to meet our short-term or long-term cash needs.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the three months ended March 31, 2013, our consolidated operations used $0.2 million in cash.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the three months ended March 31, 2013, our consolidated investing activities used $0.6 million in cash for capital improvements to real estate assets.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the three months ended March 31, 2013, our consolidated operations generated $0.6 million in cash. We received proceeds from borrowings of $9.7 million and repaid borrowings of $7.6 million. We also made distributions to non-controlling interests of $1.4 million.

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

The following table sets forth our calculation of FFO for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net (loss) income attributable to ASR	$(1,889)	$412
Depreciation and amortization from discontinued operations	-	798
Gain from disposition of discontinued operations	-	(4,115)
Deferred income tax (benefit) expense	(1,092)	362
Depreciation and amortization attributable to ASR properties	1,644	1,443
FFO	$(1,337)	$(1,100)

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

There were no changes made in the Company’s internal controls over financial reporting during the first quarter of 2013 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In January 2013, we reached a tentative agreement with Evergreen to settle the $9.5 million promissory note. That agreement provides that we will pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. The required documentation and approval by all parties of the settlement agreement is expected to be completed in the second quarter of 2013, but there can be no assurance that it will be.

We are in default on a $1.0 million unsecured note, which matured in May 2012. The loan is guaranteed by John N. Galardi, a principal shareholder. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

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

(b) Reports on Form 8-K:

On January 15, 2013, a report on Form 8-K was filed with respect to Item 8.01
On April 1, 2013, a report on Form 8-K was filed with respect to Item 2.02
On April 15, 2013, a report on Form 8-K was filed with respect to Item 2.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: May 15, 2013		/s/ William J. Carden
By:
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013		/s/ G. Anthony Eppolito
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