Form 10-Q
period 2013-06-30
AMERICAN SPECTRUM REALTY INC
filed 2013-08-14
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

As of July 31, 2013, 3,557,353 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30,	December 31
	2013	2012
ASSETS	(unaudited)
Real estate held for investment (includes $285,820 and $327,676 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$390,825	$438,675
Accumulated depreciation (includes $38,377 and $37,127 from consolidated VIE's, respectively)	(73,028)	(71,775)
Real estate held for investment, net (includes $247,443 and $290,549 from consolidated VIE's, respectively)	317,797	366,900
Cash and cash equivalents	230	492
Restricted cash (includes $3,519 and $3,724 from consolidated VIE's, respectively)	3,519	3,724
Tenant and other receivables (includes $698 and $784 from consolidated VIE's, respectively),
net of allowance for doubtful accounts of $559 and $673 (includes $350 and $473 from consolidated VIE's, respectively	1,904	1,281
Deferred rents receivable (includes $2,506 and $2,204 from consolidated VIE's, respectively)	3,624	3,269
Purchased intangibles subject to amortization, net of accumulated amortization of $4,706 and $3,114, respectively	4,353	5,946
Deferred tax assets	13,201	11,308
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	389	332
Notes receivable from Evergreen	1,000	1,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $7,152 and $8,600 from consolidated VIE's, respectively)	13,573	15,753
Total Assets	$366,963	$417,378

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $189,071 and $221,899 from consolidated VIE's, respectively)	$279,846	$312,662
Accounts payable (includes $140 and $398 from consolidated VIE's, respectively)	7,436	7,458
Accrued and other liabilities (includes $5,348 and $6,759 from consolidated VIE's, respectively	11,678	15,241
Total Liabilities	298,960	335,361

Commitments and Contingencies (Note 13):

American Spectrum Realty, Inc, stockholders' (deficit) equity:
Preferred stock par value $.01 per share, 25,000,000 authorized shares, 55,172 issued at June 30, 2013 and
December 31, 2012, respectively	1	1
Common stock par value $.01 per share, 100,000,000 authorized shares, 4,028,765 and 4,039,191 issued at
June 30, 2013 and December 31, 2012, respectively; 3,557,353 and 3,567,779 outstanding at June 30, 2013
and December 31, 2012, respectively	34	34
Additional paid-in capital	61,085	61,158
Accumulated deficit	(58,377)	(55,096)
Treasury stock, at cost, 471,412 shares at June 30, 2013 and December 31, 2012, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' (deficit) equity	(352)	3,002
Non-controlling interest	68,355	79,015
Total Equity	68,003	82,017
Total Liabilities and Equity	$366,963	$417,378

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Rental revenue	$11,219	$12,378	$22,738	$25,334
Third party management and leasing revenue	867	728	1,877	1,622
Interest income	3	40	4	86
Total revenues	12,089	13,146	24,619	27,042

EXPENSES:
Property operating expense	4,393	3,162	8,095	7,359
Corporate general and administrative	2,000	2,439	4,134	5,674
Depreciation and amortization	4,258	4,774	9,053	9,936
Interest expense	4,092	4,910	8,103	9,995
Impairment expense	269	-	1,385	481
Total expenses	15,012	15,285	30,770	33,445

OTHER INCOME (LOSS):
Other income (loss):	173	-	173	(151)
Total other income (loss):	173	-	173	(151)

Loss from continuing operation before deferred income tax benefit	(2,750)	(2,139)	(5,978)	(6,554)

Deferred income tax benefit	679	985	1,724	1,500

Loss from continuing operations	(2,071)	(1,154)	(4,254)	(5,054)

Discontinued operations:
Loss from operations	(277)	(600)	(413)	(1,870)
(Loss) gain on disposition of discontinued operations	(83)	2,934	(83)	7,542
Income tax benefit (expense)	123	(865)	170	(1,741)
(Loss) income from discontinued operations	(237)	1,469	(326)	3,931

Net (loss) income, including non-controlling interests	(2,308)	315	(4,580)	(1,123)

Plus: Net loss (income) attributable to non-controlling interests	914	(308)	1,299	1,542

Net (loss) income attributable to American Spectrum Realty, Inc.	(1,394)	7	(3,281)	419

Less: Preferred stock dividend	(60)	(60)	(120)	(120)

Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(1,454)	$(53)	$(3,401)	$299

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	$(0.33)	$(0.38)	$(0.84)	$(0.79)
(Loss) income from discontinued operations attributable to American Spectrum Realty, Inc.	(0.06)	0.38	(0.08)	0.91
Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(0.39)	$-	$(0.92)	$0.12

Basic and diluted weighted average shares used	3,564,304	3,564,783	3,566,041	3,571,283

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(1,241)	$(1,393)	$(3,107)	$(2,958)
(Loss) income from discontinuing operations	$(213)	$1,340	$(294)	$3,257
Net (loss) income	$(1,454)	$(53)	$(3,401)	$299

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number				Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2013 (audited)	55,172	4,039,191	$79,015	$1	$34	$61,158	$(55,096)	$(3,095)	$82,017
Preferred stock dividends	-	-	-	-	-	(120)	-	-	(120)
Stock-based compensation	-	-	-	-	-	30	-	-	30
Restricted stock forefeitures	-	(11,068)	-	-	-	-	-	-	-
Conversion of OP units to common stock	-	642	(17)	-	-	17	-	-	-
Deconsolidation of VIE's	-	-	(6,105)	-	-	-	-	-	(6,105)
Noncontrolling interests share of loss	-	-	(1,299)	-	-	-	-	-	(1,299)
Distributions	-	-	(3,250)	-	-	-	-	-	(3,250)
Contributions	-	-	11	-	-	-	-	-	11
Net loss	-	-	-	-	-	-	(3,281)	-	(3,281)
Balance June 30, 2013 (unaudited)	55,172	4,028,765	$68,355	$1	$34	$61,085	$(58,377)	$(3,095)	$68,003

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including non-controlling interests	$(4,580)	$(1,123)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,212	11,751
Impairment expense	1,385	481
Income tax (benefit) expense	(1,894)	241
Loss (gain) on disposition of real estate assets	83	(7,542)
Stock-based compensation	30	158
Deferred rental income	(411)	(418)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(796)	(559)
(Increase) decrease in prepaid and other assets	94	630
Increase (decrease) in accounts payable	89	(1,141)
(Decrease) increase in accrued and other liabilities	(1,694)	1,874
Change in restricted cash	(326)	1,773

Net cash provided by operating activities:	1,192	6,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	-	18,787
Capital improvements to real estate assets	(914)	(2,519)

Net cash (used in) provided by investing activities:	(914)	16,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	20,992	6,825
Repayment of borrowings-property sales	-	(15,760)
Repayment of borrowings-scheduled payments	(3,019)	(2,520)
Repayment of borrowings-other	(15,274)	(5,543)
Contributions from non-controlling interests	11	400
Distributions to non-controlling interests	(3,250)	(4,753)

Net cash used in financing activities:	(540)	(21,351)

(Decrease) increase in cash and cash equivalents	(262)	1,042

Cash and cash equivalents, beginning of period	492	473

Cash and cash equivalents, end of period	$230	$1,515

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended
	June 30,
	2013	2012
Conversion of operating partnership units to common stock	17	1,711
Conversion of accounts payable to common stock	-	203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	8,892	5,567
Cash paid for taxes	70	-

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at June 30, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, the Operating Partnership units that are not held by us (approximately 7% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At June 30, 2013, we consolidated 40 properties (including 19 properties primarily owned by us and 21 properties owned by VIE’s in which we were deemed the primary beneficiary), which consisted of 12 office properties, 12 self-storage facilities, 8 commercial/industrial properties, 5 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states. At June 30, 2013, the Company has determined to consider 800 & 888 Sam Houston Parkway and Gray Falls Center & 12000 Westheimer as four separate properties rather than two as reported in previous filings.

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

NOTE 3 - DISCONTINUED OPERATIONS

In June 2013, the lender for our 11500 Northwest Freeway property foreclosed on the asset. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $3.9 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.1 million. No proceeds were received as a result of the transaction. In July 2013, we sold 2620-2630 Fountain View. See Note 16 – Subsequent Events.

The consolidated statements of operations of discontinued operations for the three and six months ended June 30, 2013 and 2012 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Rental Revenue	$254	$1,430	$682	$4,032
Less Expenses (1)	(531)	(2,030)	(1,095)	(5,902)
Loss from discontinued operations before net (loss) gain
on dispositions and income tax benefit (expense)	(277)	(600)	(413)	(1,870)
Net (loss) gain on dispositions of real estate assets	(83)	2,934	(83)	7,542
Income tax benefit (expense)	123	(865)	170	(1,741)
(Loss) income from discontinued operations	$(237)	$1,469	$(326)	$3,931

(1) Includes interest expense of approximately $0.2 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $2.0 million, for the six months ended June 30, 2013 and 2012, respectively. Mortgage debt related to the properties included in discontinued operations were individually secured, and as such, interest expense was based on the property’s debt.

Net loss from discontinued operations for the three months ended June 30, 2013 includes the net loss from the disposition of 11500 Northwest Freeway, its operating results thru the date of disposition and the operating results of 2620-2630 Fountain View. Income from discontinued operations for the three months ended June 30, 2012 includes the net gain on the dispositions of Bristol Bay and Pacific Spectrum, and the operating results of properties disposed of in 2013 and 2012.

Net loss from discontinued operations for the six months ended June 30, 2013 includes the net loss from the disposition of 11500 Northwest Freeway, its operating results thru the date of disposition and the operating results of 2620-2630 Fountain View. Income from discontinued operations for the six months ended June 30, 2012 includes the net gain from the dispositions of Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park, 6420 Atrium, Bristol Bay, and Pacific Spectrum, and the operating the results of properties disposed of in 2013 and 2012.

NOTE 4 - ASSET IMPAIRMENTS

Purchased Intangibles Subject to Amortization

During the six months ended June 30, 2013 and 2012, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $1.4 million and $0.5 million, for the six months ended June 30, 2013 and 2012, respectively, which reduced the fair value of the impaired contracts to zero. (See Note 6 – Variable Interest Entities for additional information).

NOTE 5 - ASSETS HELD FOR SALE

Below is a listing of the consolidated properties we have listed for sale. We can make no guarantees as to our ability to sell any of our consolidated properties. We further cannot assure you that we will achieve a sales price that allows us to receive cash to fund our operations. 1501 Mockingbird, a property listed for sale at March 31, 2013, was foreclosed on in July 2013. See Note 16 - Subsequent Events.

		ASR
	Property	ownership	Carrying Values of	Carrying Value of
Property Name	Type	Percentage	Properties	Debt
			(in thousands)
Fountain View Office Tower (1)	Office	51%	$11,500	$11,465
2620 & 2630 Fountain View (2)	Office	51%	7,040	5,323
2640 & 2650 Fountain View	Office	100%	13,609	12,672
Windrose	Retail	100%	3,116	3,442
8100 Washington	Office	100%	1,802	2,052
			$37,067	$34,954
1)	Property fell out of sale contract with prospective buyer in second quarter of 2013.
2)	Property was sold in July 2013. See Note 16 – Subsequent Events

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

The entities consolidated as of June 30, 2013 include 9 self-storage properties, 3 student housing properties, 7 commercial properties and 2 multifamily properties. The entities are generally financed through cash flows from property operations.

During the first quarter of 2013 we deconsolidated the VIE’s which owned College Park (a student housing property) and Fishers Indiana (a commercial property) after determining that we were no longer the primary beneficiary. We no longer manage or have a continuing involvement with these two properties.

The impact of the deconsolidation of VIE’s on our year to date Consolidated Financial Statements was a decrease in total assets of $38.9 million, a decrease in total liabilities of $32.8 million, and decrease in non-controlling interest of $6.1 million. No net income was attributable to non-controlling interests from the deconsolidated VIE’s for the three and six months ended June 30, 2013. The deconsolidation of the VIE’s did not result in a gain or loss in the Consolidated Statement of Operations, as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation dates were the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all related operating results are included in the net income (loss) attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Assets
Restricted cash	$3,519	$3,724
Receivables	3,204	2,988
Fixed Assets, net	247,443	290,549
Other Assets	7,152	8,600
Total Assets	$261,318	$305,861

Liabilities
Accounts payable	140	398
Notes payable	189,071	221,899
Other liabilities	5,348	6,759
Total liabilities	$194,559	$229,056

Variable interest entity net carrying amount	$66,759	$76,805

At June 30, 2013, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. In addition, the Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The notes payable are solely secured by the property of the respective VIE’s.

During the six months ended June 30, 2013, we did not provide short term advances to any properties that have been consolidated or deconsolidated. An immaterial balance is still owed to us as of June 30, 2013 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

We pay a guarantee fee to William J. Carden and the estate of John N. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. Mr. Galardi, who died in April 2013, was a principal shareholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). Guarantee fees for the six months ended June 30, 2013 totaled approximately $0.04 million, all of which was paid to Mr. Carden. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, 2620/2630 Fountain View, 2640/2650 Fountain View, Windrose and Northwest Spectrum Plaza. There are also three corporate notes being guaranteed. The guaranteed notes total $16.1 million at June 30, 2013.

In January 2013, William J. Carden advanced $0.1 million to the Company.

NOTE 8 – SEGMENTS

The operating segments in which management assesses performance and allocates resources are rental operations and management and leasing services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding our Company.

The following table sets forth our segment information for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Rental Operations:

Revenues from external customers	$11,219	$12,378	$22,738	$25,334
Intersegment revenues	114	144	228	240
Net loss	(1,174)	167	(1,748)	(747)
Total segment assets	339,028	423,134	339,028	423,134

Management Services:

Revenues from unaffiliated external customers	$867	$728	$1,877	$1,622
Intersegment revenues	411	546	845	1,175
Net loss	(388)	(262)	(1,610)	(1,500)
Total segment assets	14,302	17,071	14,302	17,071

Reconciliations:

Total segment revenues	$12,611	$13,796	$25,688	$28,371
Elimination of intersegment revenues	(525)	(690)	(1,073)	(1,415)
Interest income	3	40	4	86
Total consolidated revenues	$12,089	$13,146	$24,619	$27,042

Segment net loss	$(1,562)	$(95)	$(3,358)	$(2,247)
Unallocated expenses	(1,361)	(2,044)	(2,793)	(4,156)
Other income (expense)	173	-	173	(151)
Deferred income tax benefit	679	985	1,724	1,500
(Loss) income from discontinued operations	(237)	1,469	(326)	3,931
Net loss (income) attributable to non-controlling interests	914	(308)	1,299	1,542
Net (loss) income attributable to ASR	$(1,394)	$7	$(3,281)	$419

Total segment assets	$353,330	$440,205	$353,330	$440,205
Unallocated corporate assets	13,633	12,349	13,633	12,349
Total assets	$366,963	$452,554	$366,963	$452,554

NOTE 9 - NOTES PAYABLE

We had the following notes payable outstanding, as of June 30, 2013 and December 31, 2012, secured by the following properties (dollars in thousands):

		June 30, 2013		December 31, 2012
Property (unless otherwise noted)	Maturity Date	Principal	Interest	Principal	Interest
		Balance	Rate	Balance	Rate
Owned Properties - Fixed Rate:
Atrium 6430 (2)	05/11/2012	2,062	7.45%	2,050	7.45%
Corporate – Unsecured (2) (3)	05/31/2012	1,000	9.50%	1,000	9.50%
2640 - 2650 Fountain View (2) (3)	08/29/2012	726	10.00%	726	10.00%
Corporate - Secured by Northwest Spectrum Plaza (4)	03/28/2013	-	5.50%	1,145	5.50%
Corporate - Secured	03/31/2014	1,500	8.00%	1,500	8.00%
Corporate - Secured (5)	03/31/2014	1,750	12.00%	-	-
11500 Northwest Freeway (10)	06/01/2014	-	5.93%	3,861	5.93%
11500 Northwest Freeway (10)	06/01/2014	-	5.93%	279	5.93%
Morenci Professional Park (1)	07/01/2014	1,578	7.25%	1,578	7.25%
FMC Technology	09/01/2014	8,242	5.32%	8,309	5.32%
8100 Washington	02/22/2015	2,052	5.59%	2,005	5.59%
Corporate – Secured by Management Contracts (2) (3)	06/05/2015	379	5.50%	463	5.50%
2620 - 2630 Fountain View (3)	06/30/2015	5,323	7.00%	5,341	7.00%
1501 Mockingbird Lane	07/01/2015	3,089	5.28%	3,089	5.28%
5450 Northwest Central	09/01/2015	2,459	5.38%	2,499	5.38%
Ocala Self Storage	10/03/2015	1,412	4.25%	1,412	4.25%
Tampa Self Storage	10/03/2015	1,483	4.25%	1,504	4.25%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,234	6.25%	4,289	6.25%
Fountain View Office Tower	03/01/2016	11,465	5.82%	11,540	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,021	5.70%	7,077	5.70%
2640 - 2650 Fountain View	04/29/2018	11,946	6.50%	12,010	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,280	5.00%	9,380	5.00%
Sabo Road Self Storage	07/01/2022	1,996	5.55%	2,015	5.55%
Corporate – Unsecured	Various	2,644	Various	1,514	Various
Corporate - Secured	Various	1,077	Various	1,163	Various
	Subtotal	$82,718		$85,749
Owned Properties - Variable Rate
Corporate – Unsecured (3)	12/12/2013	125	6.00%	175	6.00%
Northwest Spectrum Plaza (3) (6)	03/29/2018	4,490	5.00%	2,381	2.66%
Windrose Plaza (3) (7)	02/27/2023	3,442	5.50%	2,458	2.66%
	Subtotal	$8,057		$5,014

Subtotal ASR Principally Owned Properties		90,775		90,763

Consolidated VIE Properties
Fishers Indiana Distribution Center (8)	10/01/2012	-	5.42%	17,058	5.42%
University Springs San Marcos	12/01/2015	9,281	5.55%	9,359	5.55%
University Fountains Lubbock	01/01/2016	20,657	5.57%	20,828	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,109	5.69%	17,258	5.69%
Campus Court Student Housing	05/11/2016	4,601	5.78%	4,617	5.78%
Houston South Mason (11)	06/25/2016	2,816	5.25%	2,817	5.25%
Grissom Road Self Storage	06/01/2017	2,295	7.00%	2,308	7.00%
Loop 1604 Self Storage	09/11/2017	4,222	6.70%	4,249	6.70%
College Park Student Apartments (8)	11/06/2017	-	6.35%	14,283	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,277	6.74%	9,334	6.74%
Muirwood Village	02/01/2018	7,660	6.58%	7,708	6.58%
Aldine Westfield Self Storage	10/31/2018	1,017	4.76%	1,031	4.76%
Aldine	08/14/2019	1,156	6.07%	1,171	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,300	6.63%	1,300	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,694	6.63%	1,721	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,098	6.00%	2,118	6.00%
Ft. Worth Northwest Self Storage	04/01/2022	2,106	5.82%	2,125	5.82%
San Antonio III - AAA Stowaway / FOE	11/01/2022	9,545	5.50%	9,635	5.50%
Commerce Distribution Center (9)	05/07/2023	9,834	4.68%	9,402	6.12%
Strongsville Corporate Center	11/11/2034	13,428	5.50%	13,882	5.50%
Ohio Commerce Center	06/11/2035	18,245	5.64%	18,412	5.64%
Springs Commerce Center I	05/11/2036	16,388	5.75%	16,548	5.75%
Springs Office	06/11/2036	14,164	5.75%	14,301	5.75%
Spring Commerce Center II	07/11/2036	19,916	6.00%	20,100	6.00%
Other Unsecured Notes	Various	262	6.00%	334	6.00%
	Subtotal Consolidated VIE Properties	$189,071		$221,899

Grand Total		$279,846		$312,662

(1)	Property is in receivership.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan or certain indemnification obligations are guaranteed by us and in some cases by Mr. Carden and/or the estate of Mr. Galardi.

(4)	Loan was paid in March 2013.

(5)	Represents new loan obtained in March 2013.

(6)	Loan was refinanced in March 2013.

(7)	Loan was refinanced in February 2013.

(8)	The VIE which owned the property was deconsolidated during the first quarter of 2013.

(9)	Loan was refinanced in May 2013. The new loan, in the amount of $9.9 million is for a ten-year term.

(10)	Lender foreclosed on the property in June 2013.

(11)	Lender extended maturity for an additional three year term in June 2013.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

		Balance
	ASR Ownership	June 30, 2013
Property Secured by	Percentage	(in thousands)
Morenci Professional Park	100%	$1,578
1501 Mockingbird	100%	3,089
6430 Richmond	100%	2,062
2640/2650 Fountain View	100%	726
Corporate - Unsecured	100%	1,000
TOTAL		$8,455

As of June 30, 2013, we were in default on our debt secured by 1501 Mockingbird due to past due debt service. In July 2013, the lender foreclosed on the asset. See Note 16 – Subsequent Events.

We have elected not to make payment on the debt secured by Morenci Professional Park to operating deficiency of the property and the unpaid balances of the mortgage exceeding the market value of the property. The lender holding the debt on this property has placed this asset into receivership and has initiated foreclosure proceedings.

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

We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by the estate of John N. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

Unamortized financing costs at June 30, 2013 and December 31, 2012 were $1.4 million and $0.8 million, respectively. Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross-collateralized with a second property.

NOTE 10 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the OP Units:

OP Units
(in thousands)
Balance, January 1, 2013	3,819
Issuances	-
Redemptions	(13)
Balance, June 30, 2013	3,806

Ownership of Operating Partnership Units
ASR	3,557
All others	249
3,806

The following represents the effects of changes in our equity related to non-controlling interests:

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Net (loss) income attributable to the Company	$(3,281)	$419
Increase in the Company's paid-in-capital on exchange of OP Units for shares
of common stock	17	1,711
Increase in the Company's paid-in-capital on redemption of OP Units for cash	-	8,000
Change from net (loss) income attributable to the Company related to non-
controlling interest transactions	$(3,264)	$10,130

NOTE 11 - NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net (loss) income per share for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Loss from continuing operations	$(2,071)	$(1,154)	$(4,254)	$(5,054)
Net loss (income) attributable to non-controlling interests from
continuing operations	890	(179)	1,267	2,216
Loss from continuing operations attributable to American
Spectrum Realty Inc. common stockholders	$(1,181)	$(1,333)	$(2,987)	$(2,838)

Discontinued operations:
Loss from discontinued operations	(277)	(600)	(413)	(1,870)
(Loss) gain on disposition of discontinued operations	(83)	2,934	(83)	7,542
Income tax benefit (expense)	123	(865)	170	(1,741)

Net loss (income) attributable to non-controlling interests
from discontinued operations	24	(129)	32	(674)
(Loss) income from discontinued operations	(213)	1,340	(294)	3,257

Preferred stock dividend	(60)	(60)	(120)	(120)
Net (loss) income attributable to American Spectrum
Realty Inc. common stockholders	$(1,454)	$(53)	$(3,401)	$299

Basic per share data:
Loss from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.33)	$(0.38)	$(0.84)	$(0.79)

(Loss) income from discontinued operations attributable to
American Spectrum Realty, Inc. common stockholders	(0.06)	0.38	(0.08)	0.91
Net (loss) income attributable to American Spectrum
Realty Inc. common stockholders	$(0.39)	$-	$(0.92)	$0.12

Basic weighted average shares used	3,564,304	3,564,783	3,566,041	3,571,283

The following weighted average preferred shares, stock options and OP units outstanding that may be redeemed for common stock on a one-for-one basis were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Preferred shares	55,172	55,172	55,172	55,172
Stock options	-	17,500	-	17,500
OP Units	249,978	519,130	250,333	785,796
Total	305,150	591,802	305,505	858,468

NOTE 12 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
General and administrative	$7	$27	$30	$158
Total	$7	$27	$30	$158

As of June 30, 2013 approximately $0.1 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 2.8 years.

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

We have reserved 360,000 shares under the Plan. As of June 30, 2013, we had issued 121,712 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plan for the indicated periods:

		Weighted average
	Number of	Grant-date fair value
	RSAs	per Share
Balances at December 31, 2012	22,070	$13.54

Granted	-	$-
RSA Releases	(1,334)	$14.32
Forfeited/Expired	(11,068)	$16.42
Balances at June 30, 2013	9,668	$10.14

The RSA’s had no intrinsic value as of June 30, 2013. The aggregate intrinsic value of the restricted stock awards outstanding at June 30, 2013 represents the total pretax intrinsic value, based on our closing stock price of $2.41 per share as of June 30, 2013, which would have been received by the grant holders if all restricted stock awards were vested as of June 30, 2013.

There was no incentive or nonqualified stock options outstanding at June 30, 2013 or December 31, 2012.

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

In January 2013, we reached a tentative agreement with Evergreen to settle the $9.5 million promissory note. That agreement provides that we will pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. However, that agreement has not been formalized. Negotiations are continuing to reach a settlement, but there can be no assurance that a resolution will be obtained. The lawsuit is set for trial in April 2014.

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

As of June 30, 2013 there were accrued and unpaid dividends on the outstanding preferred shares of $0.5 million, or $.13 per common share.

NOTE 15 – INCOME TAXES

For the six months ended June 30, 2013 we recorded an income tax benefit of $1.9 million. The income tax benefit was recorded solely on the net loss attributable to the Company. We utilized an effective tax rate of 36.6% on our net loss.

NOTE 16 – SUBSEQUENT EVENTS

In July 2013, 2620-2630 Fountain View, an office property located in Houston, Texas, was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property’s partnership, in which we own a 51% interest. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. We anticipate we will reach an agreement on the distribution of the net proceeds with the minority owner in the third quarter of 2013.

In July 2013, the lender for 1501 Mockingbird foreclosed on the asset. We do not anticipate recording a significant gain or loss on the transaction in the third quarter of 2013.

We had forecasted cash proceeds of $1.8 million related to the above transactions as part of our plan to meet our cash needs for on-going operations. In addition, a contract in place to sale a building held for sale that would have generated $2.0 million of cash flow in a subsequent period has terminated. We are forecasting the funds held in escrow of approximately $1.5 million related to 2620-2630 Fountain View to be released in the third quarter. We have also received offers in the form of letters of intent for two other held for sale properties that would generate $2.0 million to $4.0 million of cash flow expected to occur in third or fourth quarter of 2013. There can be no assurance that these sales and/or the sales of our other held for sale properties will occur.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three and six months ended June 30, 2013 and 2012, as well as our financial condition at June 30, 2013 and December 31, 2012. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at June 30, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of June 30 2013 the Company’s ownership structure does not allow the company to elect REIT status.

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

As of June 30, 2013, the properties that we manage were as follows:

	ASR owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property type	Number	footage	Number	footage	Number	footage	Number	footage
Commercial/Industrial/Retail	15	1,150,773	7	3,972,553	4	90,167	26	5,213,493
Self-Storage	3	182,552	9	1,165,575	29	2,195,668	41	3,543,795
Multi-family	-	-	2	360,389	2	269,316	4	629,705
Student housing	-	-	3	533,446	-	-	3	533,446
Land	1	-	-	-	2	-	3	-
Total	19	1,333,325	21	6,031,963	37	2,555,151	77	9,920,439

In April 2013, we were assigned the management of 20 additional self-storage properties. The self-storage properties total over 1.5 million square feet across seven states.

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

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	As of June 30,
Property Type	2013	2012
Industrial properties	88%	87%
Office properties	82%	82%
Retail properties	90%	79%
Residential properties	93%	96%
Self storage properties	86%	82%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Annualized Weighted Average Base Rent
	Per Occupied Square Foot
	As of June 30,
Property Type	2013	2012
Industrial properties	$4.05	$4.14
Office properties	$15.30	$15.33
Retail properties	$10.95	$15.30
Residential properties	$13.34	$9.22
Self storage properties	$6.04	$7.49

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

RESULTS OF OPERATIONS

Discussion of the three months ended June 30, 2013 and 2012.

Revenues by Period

The following table sets forth revenues for the three months ended June 30, 2013 and 2012, and the change between periods (unaudited, in thousands except percentages):

	Three Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Rental revenue	$11,219	$12,378	$(1,159)	-9%
Third party management and leasing revenue	$867	$728	$139	19%

The changes in revenues during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily due to the following:

  Rental revenue decreased by approximately $1.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in rental revenue was primarily due the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $1.4 million. Rental revenue from properties consolidated for the full three months ended June 30, 2013 and 2012 increased by approximately $0.2 million. This increase was primarily attributable to our owned properties. The weighted average occupancy of our owned properties was 84% at June 30, 2013. The weighted average occupancy of all properties consolidated increased was 88% at June 30, 2013.

  Third party management and leasing revenue increased by approximately $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily due to an increase in third party management contracts. In April 2013, we were assigned the management of 20 additional self-storage properties. The self-storage properties total over 1.5 million square feet.

Operating Expenses by Period

The following table sets forth expenses for the three months ended June 30, 2013 and 2012, and the percentage and dollar change between periods.

	Three Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Property operating expenses	$4,393	$3,162	$1,231	39%
Corporate general and administrative	$2,000	$2,439	$(439)	-18%
Depreciation and amortization	$4,258	$4,774	$(516)	-11%
Interest expense	$4,092	$4,910	$(818)	-17%
Impairment of real estate assets	$269	$-	$269	N/A

The changes in operating expenses during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 were primarily due to the following:

  Property operating expenses increased by approximately $1.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in property operating expenses was in large party attributable to VIE’s, which accounted for approximately $0.7 of the increase. An increase in property operating expenses on our owned properties accounted for the remaining increase of approximately $0.5 million. This increase was primarily attributable to higher utilities costs, repairs and maintenance costs and insurance expense between periods.

  Corporate general and administrative expenses decreased by approximately $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily due to a decrease in corporate personnel costs, principally due to the relocation of our accounting department from our Irvine office to our Houston office, in addition to other cost cutting measures implemented by management.

  Depreciation and amortization expense decreased by approximately $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was due the deconsolidation of VIE’s during the first quarter of 2013, which accounted for the decrease. Depreciation and amortization expense for properties consolidated for the full three months ended June 30, 2013 and 2012 was unchanged.

  Interest expense decreased by approximately $0.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was partially due to the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $0.5 million of the decrease. Interest expense for properties consolidated for the full three months ended June 30, 2013 and 2012 accounted for the remaining decrease of $0.3 million. This decrease was primarily due to a decrease in late penalties on debt between periods and a due to a decrease in the accrual of interest on our on $9.4 million note payable to Evergreen.

  Impairment expense increased by approximately $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due to impairment charges on purchased intangibles related to lost management contracts recorded during the second quarter of 2013.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of June 30, 2013.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the three months ended June 30, 2013 and 2012, and the dollar and percentage change between periods.

	Three Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands)
Interest income	$3	$40	$(37)	-93%
Discontinued operations	$(237)	$1,469	$(1,706)	-116%
Non-controlling interest	$914	$(308)	$1,222	-397%
Other income	$173	$-	$173	N/A

The changes in other income statement items for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 were primarily due to the following:

  Net loss from discontinued operations for the three months ended June 30, 2013 represents the operating results of 11500 Northwest Freeway and 2620-2630 Fountain View, the net gain from the disposal of 11500 Northwest Freeway and related income tax benefit. Net income from discontinued operations for the three months ended June 30, 2012 represents the net gain from properties disposed of during the second quarter of 2012, the operating results of properties disposed of in 2013 and 2012, and related income tax expense.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIEs held by others. The increase in non-controlling interest was in large part attributable to an increase in loss from our VIE’s held by others between periods.

  Other income for 2013 represents discounts negotiated with accounts payable creditors

Discussion of the six months ended June 30, 2013 and 2012.

Revenues by Period

The following table sets forth revenues for the six months ended June 30, 2013 and 2012, and the change between periods (unaudited, in thousands except percentages):

	Six Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Rental revenue	$22,738	$25,334	$(2,596)	-10%
Third party management and leasing revenue	$1,877	$1,622	$255	16%

The changes in revenues during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were primarily due to the following:

  Rental revenue decreased by approximately $2.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in rental revenue was primarily due the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $2.6 million. Rental revenue from properties consolidated for the full six months ended June 30, 2013 and 2012 was unchanged. The weighted average occupancy of our owned properties was 84% at June 30, 3013. The weighted average occupancy of all properties consolidated increased was 88% June 30, 2013.

  Third party management and leasing revenue increased by approximately $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to an increase in third party management contracts. In April 2013, we were assigned the management of 20 additional self-storage properties. The self-storage properties total over 1.5 million square feet.

Operating Expenses by Period

The following table sets forth expenses for the six months ended June 30, 2013 and 2012, and the percentage and dollar change between periods.

	Six Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Property operating expenses	$8,095	$7,359	$736	10%
Corporate general and administrative	$4,134	$5,674	$(1,540)	-27%
Depreciation and amortization	$9,053	$9,936	$(883)	-9%
Interest expense	$8,103	$9,995	$(1,892)	-19%
Impairment of real estate assets	$1,385	$481	$904	N/A

The changes in operating expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were primarily due to the following:

  Property operating expenses increased by approximately $0.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase in property operating expenses for our owned properties. This increase was principally due to higher utilities costs, repairs and maintenance costs and insurance expense between periods.

  Corporate general and administrative expenses decreased by approximately $1.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily due to a decrease in corporate personnel costs, principally due to the relocation of our accounting department from our Irvine office to our Houston office. The decrease was also attributable to a decrease in deferred compensation expense, in addition to other cost cutting measures implemented by management.

  Depreciation and amortization expense decreased by approximately $0.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily due the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $1.0 million of the decrease. Depreciation and amortization expense for properties consolidated for the full three months ended June 30, 2013 and 2012 increased by approximately $0.1 million.

  Interest expense decreased by approximately $1.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was partially due to the deconsolidation of VIE’s during the first quarter of 2013, which accounted for approximately $1.0 million of the decrease. Interest expense for properties consolidated for the full six months ended June 30, 2013 and 2012 accounted for the remaining decrease of $0.9 million. This decrease was primarily due to a decrease in late penalties on debt between periods and a due to a decrease in the accrual of interest on our on $9.4 million note payable to Evergreen.

  Impairment expense increased by approximately $0.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was due to an increase in impairment charges on purchased intangibles related to lost management contracts recorded between periods.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of June 30, 2013.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the six months ended June 30, 2013 and 2012, and the dollar and percentage change between periods.

	Six Months Ended
	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands)
Interest income	$4	$86	$(82)	-95%
Discontinued operations	$(326)	$3,931	$(4,257)	-108%
Non-controlling interest	$1,299	$1,542	$(243)	-16%
Other income (expense)	$173	$(151)	$324	N/A

The changes in other income statement items for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were primarily due to the following:

  Net loss from discontinued operations for the six months ended June 30, 2013 represents the operating results of 11500 Northwest Freeway and 2620-2630 Fountain View, the net gain from the disposal of 11500 Northwest Freeway and related income tax benefit. Net income from discontinued operations for the six months ended June 30, 2012 represents the net gain from properties disposed of during the six months ended June 30, 2012, the operating results of properties disposed of in 2013 and 2012, and related income tax expense.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIE’s held by others. The decrease in non-controlling interest was in large part attributable to a decrease in loss attributable to our VIE’s held by others between periods.

  Other income for 2013 represents discounts negotiated with accounts payable creditors.

We anticipate continuing to offer certain properties for sale and currently have four consolidated properties on the market after selling the 2620-2630 Fountain View property in July, 2013. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales.

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

With regards to our wholly owned properties, our rental revenues was virtually unchanged for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Third party management and leasing revenue increased by approximately $0.3 million for the six months ended June 30, 2013 in comparison to the six months ended June 30, 2012, primarily due to an increase in third party management contracts. In April 2013, we were assigned the management of 20 additional self-storage properties. The self-storage properties total over 1.5 million square feet across seven states.

With regards to the properties in which we have a variable interest and the cash associated with these properties is available only to service their own debts, we experienced a decrease in rental revenue of $2.6 million for the six months ended June 30, 2013 in comparison to the six months ended June 30, 2012. This decrease was the attributable to the deconsolidation of VIE’s due to foreclosures.

We are in default on the notes listed below. The balances disclosed in the table below exclude additional fees that may be the result of non-payment.

		Balance
	ASR Ownership	June 30, 2013
Property Secured by	Percentage	(in thousands)
Morenci Professional Park	100%	$1,578
1501 Mockingbird	100%	3,089
6430 Richmond	100%	2,062
2640/2650 Fountain View	100%	726
Corporate - Unsecured	100%	1,000
TOTAL		$8,455

As of June 30, 2013, we were in default on our debt secured by 1501 Mockingbird due to past due debt service. In July 2013, the lender foreclosed on the property which will be included in discontinued operations in the third quarter in accordance with our policy. See Note 16. – Subsequent Events.

We have elected not to make payments on the debt secured by Morenci Professional Park due to operating deficiencies of the property due to unpaid balances of the mortgage exceeding the market value of the property. The lender holding the debt on this property has placed the asset into receivership and has initiated foreclosure proceedings.

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

We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by the estate of John N. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

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

As of June 30, 2013, we had accounts payable over 90 days totaling approximately $7.0 million (all of it relating to properties owned primarily by us and corporate). In addition, we have extended payment terms with creditors holding payables as of June 30, 2013, which total approximately $2.6 million. These payables are recorded as notes payable.

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

The liquidity matters discussed above are a continuation of the economic and market factors that have been affecting us and the overall real estate industry for several years. Although there are indicators of improvement and resurgence in the real estate industry, we continue to struggle with cash flow deficits from operations after debt service and capital expenditures, primarily related to office/commercial buildings. In order to meet our cash needs, we have been and will continue to sell properties that have appreciated values in addition to steps previously discussed above. Proceeds from the sale of assets were $42.9 million and $51.1 million for 2012 and 2011, respectively. These sales provided the net proceeds after repayment of related debt and other obligations that were sufficient to meet our ongoing cash deficits from operations. We are forecasting sales of real estate of approximately $52.9 million in 2013 from which the net proceeds will exceed our forecasted cash deficit from operations.

Through June 30, 2013, as forecasted, we refinanced our mortgage debt on Windrose and Northwest Spectrum Plaza. Net proceeds from the transactions totaled approximately $0.9 million, which were primarily used to reduce debt and other obligations.

Through June 30, 2013, as forecasted, we obtained a $1.8 million loan to assist with liquidity needs. We intend to repay the loan upon the sale of two of our properties held for sale.

As previously reported, we had executed sale contracts on two properties and a letter of intent to sale on another property held for sale. One of these sales has closed as described below. The other contract and letter of intent have terminated for various reasons. We currently have no contracts on our assets held for sale. We are forecasting the funds held in escrow of approximately $1.5 million related to 2620-2630 Fountain View to be released in the third quarter. We have also received offers in the form of letters of intent for two other held for sale properties that would generate $2.0 million to $4.0 million of cash flow expected to occur in the third or fourth quarter of 2013. There can be no assurance that these sales and/or the sales of our other held for sale properties will occur.

As of June 30, 2013, we have five properties held for sale and are forecasting these to be sold in the third and fourth quarters of 2013, although there can be no assurances that they will be. We forecast that the proceeds available from these sales after repayment of debt and other related obligations will generate approximately $8.8 million. This amount is in excess of our forecasted deficit from operations for 2013. We believe that our forecast is achievable due to our history of demonstrating our ability in consummating sales in prior years when we have been under similar cash shortages. In addition to property sales, we continue to negotiate refinancing of properties allowing for reduced interest and monthly payments as well as refinancing that allow us to access funds from appreciated values. The combination of the forecasted sales of real estate and the refinancing of loans is expected to meet our cash needs in the short-term and allow us to reduce our accounts payable.

In July 2013, 2620-2630 Fountain View (one of the five properties held for sale) was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property’s partnership, in which we own a 51% interest. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. We anticipate we will reach an agreement on the distribution of the net proceeds with the minority owner in the third quarter of 2013.

We have a number of properties that we believe have appreciated in addition to the properties held for sale, and we will continue this approach over the long-term until we meet our cash needs through profitable operations, infusion of cash from other investors allowing us to reduce debt and expand operations, or other strategies being considered.

There can be no assurance as to our ability to meet our short-term or long-term cash needs. Our plan to generate sufficient cash flow is described above. If we cannot sell properties held for sale as forecasted, we may not have sufficient cash to meet our obligations and could have a material adverse effect on our business, financial condition and results of operations.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the six months ended June 30, 2013, our consolidated operations provided $1.2 million in cash, of which $5.1 million was provided by our consolidated VIE’s.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the six months ended June 30, 2013, our consolidated investing activities used $0.9 million in cash for capital improvements to real estate assets.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the six months ended June 30, 2013, our consolidated operations used $0.5 million in cash. We received proceeds from borrowings of $21.0 million and repaid borrowings of $18.3 million. We also made distributions to non-controlling interests of $3.2 million.

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

The following table sets forth our calculation of FFO for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net (loss) income attributable to ASR	$(3,281)	$419
Depreciation and amortization from discontinued operations	159	1,815
Loss (gain) from disposition of discontinued operations	77	(6,171)
Deferred income tax (benefit) expense	(1,894)	241
Depreciation and amortization attributable to ASR properties	2,665	2,202
FFO	$(2,274)	$(1,494)

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

There were no changes made in the Company’s internal controls over financial reporting during the second quarter of 2013 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In January 2013, we reached a tentative agreement with Evergreen to settle the $9.5 million promissory note. That agreement provides that we will pay $4.6 million in a combination of cash, a new note, and nonconvertible preferred stock as settlement of the note. The new debt will mature in 2017. However, that agreement has not been formalized. Negotiations are continuing to reach a settlement, but there can be no assurance that a resolution will be obtained. The lawsuit is set for trial in April 2014.

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

(b) Reports on Form 8-K:

On April 1, 2013, a report on Form 8-K was filed with respect to Item 2.02
On April 15, 2013, a report on Form 8-K was filed with respect to Item 2.02
On May 15, 2013, a report on Form 8-K was filed with respect to Item 2.02
On June 11, 2013, a report on Form 8-K was filed with respect to Item 5.07

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: August 14, 2013		/s/ William J. Carden
By:
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013		/s/ G. Anthony Eppolito
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