Form 10-Q
period 2013-09-30
AMERICAN SPECTRUM REALTY INC
filed 2013-11-19
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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
☐ Yes     ☑ No

As of October 31, 2013, 3,727,900 shares of Common Stock ($.01 par value) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31
	2013	2012
ASSETS	(unaudited)
Real estate held for investment (includes $253,879 and $327,676 from consolidated
Variable Interest Entities ("VIE's"), respectively)	$343,146	$438,675
Accumulated depreciation (includes $36,953 and $37,127 from consolidated VIE's, respectively)	(68,547)	(71,775)
Real estate held for investment, net (includes $216,926 and $290,549 from consolidated VIE's, respectively)	274,599	366,900
Cash and cash equivalents	148	492
Restricted cash (includes $2,977 and $3,724 from consolidated VIE's, respectively)	2,977	3,724
Tenant and other receivables (includes $833 and $784 from consolidated VIE's, respectively),
net of allowance for doubtful accounts of $254 and $673 (includes $254 and $473 from consolidated VIE's, respectively	4,607	1,281
Deferred rents receivable (includes $2,675 and $2,204 from consolidated VIE's, respectively)	3,671	3,269
Purchased intangibles subject to amortization, net of accumulated amortization of $5,340 and $3,114, respectively	3,720	5,946
Deferred tax assets	13,564	11,308
Goodwill	6,687	6,687
Investment in unconsolidated real estate assets from related parties	359	332
Notes receivable from Evergreen	1,000	1,000
Interest receivable from Evergreen	272	272
Accounts receivable from Evergreen	414	414
Prepaid and other assets, net (includes $7,260 and $8,600 from consolidated VIE's, respectively)	13,355	15,753
Total Assets	$325,373	$417,378

LIABILITIES AND EQUITY

Liabilities:
Notes payable (includes $167,497 and $221,899 from consolidated VIE's, respectively)	$249,806	$312,662
Accounts payable (includes $194 and $398 from consolidated VIE's, respectively)	5,627	7,458
Accrued and other liabilities (includes $5,686 and $6,759 from consolidated VIE's, respectively	11,579	15,241
Total Liabilities	267,012	335,361

Commitments and Contingencies (Note 13):

American Spectrum Realty, Inc, stockholders' (deficit) equity:
Preferred stock par value $.01 per share, 25,000,000 authorized shares, 55,172 issued at September 30, 2013 and
December 31, 2012, respectively	1	1
Common stock par value $.01 per share, 100,000,000 authorized shares, 4,199,250 and 4,039,191 issued at
September 30, 2013 and December 31, 2012, respectively; 3,727,900 and 3,567,779 outstanding at September 30, 2013
and December 31, 2012, respectively	34	34
Additional paid-in capital	61,128	61,158
Accumulated deficit	(59,007)	(55,096)
Treasury stock, at cost, 471,350 and 471,412 shares at September 30, 2013 and December 31, 2012, respectively	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' (deficit) equity	(939)	3,002
Non-controlling interest	59,300	79,015
Total Equity	58,361	82,017
Total Liabilities and Equity	$325,373	$417,378

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Rental revenue	$9,991	$11,190	$29,761	$33,706
Third party management and leasing revenue	771	889	2,648	2,511
Interest income	2	38	6	124
Total revenues	10,764	12,117	32,415	36,341

EXPENSES:
Property operating expense	3,800	3,683	10,316	9,678
Corporate general and administrative	2,045	2,571	6,179	8,245
Depreciation and amortization	3,831	4,869	12,023	13,963
Interest expense	3,357	4,568	10,800	13,763
Impairment expense	551	104	1,936	585
Total expenses	13,584	15,795	41,254	46,234

OTHER INCOME (LOSS):
Other income (loss):	802	876	975	748
Total other income (loss):	802	876	975	748

Loss from continuing operation before deferred income tax benefit	(2,018)	(2,802)	(7,864)	(9,145)

Deferred income tax benefit	778	495	2,477	2,205

Loss from continuing operations	(1,240)	(2,307)	(5,387)	(6,940)

Discontinued operations:
Loss from operations	(298)	(415)	(841)	(2,502)
(Loss) gain on disposition of discontinued operations	1,233	7	1,150	7,549
Income tax benefit (expense)	(415)	181	(221)	(1,770)
(Loss) income from discontinued operations	520	(227)	88	3,277

Net (loss) income, including non-controlling interests	(720)	(2,534)	(5,299)	(3,663)

Plus: Net loss attributable to non-controlling interests	88	1,289	1,386	2,817

Net (loss) income attributable to American Spectrum Realty, Inc.	(632)	(1,245)	(3,913)	(846)

Less: Preferred stock dividend	(60)	(60)	(180)	(180)

Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(692)	$(1,305)	$(4,093)	$(1,026)

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc.
common stockholders	$(0.22)	$(0.35)	$(1.04)	$(0.98)
(Loss) income from discontinued operations attributable to American Spectrum Realty, Inc.	0.04	-	(0.05)	0.74
Net (loss) income attributable to American Spectrum Realty, Inc. common stockholders	$(0.18)	$(0.35)	$(1.09)	$(0.24)

Basic and diluted weighted average shares used	3,614,243	3,566,782	3,582,109	3,569,783

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(843)	$(1,311)	$(3,907)	$(3,688)
(Loss) income from discontinuing operations	$151	$6	$(186)	$2,662
Net (loss) income	$(692)	$(1,305)	$(4,093)	$(1,026)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Number	Number				Additional
	Preferred	Common	Non-controlling	Preferred	Common	Paid-In	Accumulated	Treasury	Total
	Shares	Shares	Interests	Stock	Stock	in Capital	Deficit	Stock	Equity
Balance January 1, 2013 (audited)	55,172	4,039,191	$79,015	$1	$34	$61,158	$(55,096)	$(3,095)	$82,017
Preferred stock dividends	-	-	-	-	-	(180)	-	-	(180)
Stock-based compensation	-	170,000	-	-	-	133	-	-	133
Restricted stock forefeitures	-	(11,068)	(11)	-	-	-	-	-	(11)
Conversion of OP units to common stock	-	1,127	(17)	-	-	17	-	-	-
Deconsolidation of VIE's	-	-	(13,634)	-	-	-	-	-	(13,634)
Noncontrolling interests share of loss	-	-	(1,385)	-	-	-	-	-	(1,385)
Distributions	-	-	(4,679)	-	-	-	-	-	(4,679)
Contributions	-	-	11	-	-	-	-	-	11
Net loss	-	-	-	-	-	-	(3,911)	-	(3,911)
Balance September 30, 2013 (unaudited)	55,172	4,199,250	$59,300	$1	$34	$61,128	$(59,007)	$(3,095)	$58,361

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including non-controlling interests	$(5,299)	$(3,663)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,387	17,252
Impairment expense	1,936	585
Income tax (benefit) expense	(2,256)	(435)
Loss (gain) on disposition of real estate assets	(1,150)	(7,549)
Stock-based compensation	133	183
Deferred rental income	(713)	(583)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(1,007)	(489)
(Increase) decrease in prepaid and other assets	(682)	(854)
Increase (decrease) in accounts payable	(786)	204
(Decrease) increase in accrued and other liabilities	(844)	947
Change in restricted cash	154	1,596

Net cash provided by operating activities:	2,873	7,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	6,108	18,787
Capital improvements to real estate assets	(1,606)	(2,782)

Net cash (used in) provided by investing activities:	4,502	16,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,542	9,479
Repayment of borrowings-property sales	(5,236)	(15,760)
Repayment of borrowings-scheduled payments	(4,083)	(4,853)
Repayment of borrowings-other	(15,274)	(6,543)
Contributions from non-controlling interests	11	422
Distributions to non-controlling interests	(4,679)	(5,978)

Net cash used in financing activities:	(7,719)	(23,233)

(Decrease) increase in cash and cash equivalents	(344)	(34)

Cash and cash equivalents, beginning of period	492	473

Cash and cash equivalents, end of period	$148	$439

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended
	September 30,
	2013	2012
Conversion of operating partnership units to common stock	17	1,711
Conversion of accounts payable to common stock	-	203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	11,937	15,946
Cash paid for taxes	70	32

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at September 30, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. In general, the Operating Partnership units that are not held by us (approximately 7% of the outstanding units) are exchangeable for either common stock on a one-to-one basis or cash equal to the value of such stock at our sole discretion.

At September 30, 2013, we consolidated 36 properties (including 16 properties primarily owned by us and 20 properties owned by VIE’s in which we were deemed the primary beneficiary), which consisted of 10 office properties, 12 self-storage facilities, 7 commercial/industrial properties, 4 multi-family properties, 2 retail properties and a parcel of land. The properties are located in 16 states.

The Company is experiencing liquidity problems. See Liquidity and Capital Resources in MD&A for the Company’s analysis and plans.

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

NOTE 3 - DISCONTINUED OPERATIONS

In August 2013, the lender for Morenci Professional Park foreclosed on the asset. We were in default on our debt secured by Morenci Professional Park due to past due debt service. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $1.6 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.2 million. No proceeds were received as a result of the transaction.

In August 2013, we deconsolidated the VIE which owned University Fountains at Lubbock (a student housing property) after determining that we were no longer the primary beneficiary. We no longer manage or have a continuing involvement with this property. There was no loss recorded as a result of the transaction. No proceeds were received as a result of the transaction.

In July 2013, the lender for 1501 Mockingbird foreclosed on the asset. We were in default on our debt secured by 1501 Mockingbird due to past due debt service. We had elected to discontinue servicing the unpaid balance of the debt, which totaled $3.1 million, due to the balance exceeding the market value of the property. The property securing the debt was held by a consolidated wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.2 million. No proceeds were received as a result of the transaction.

In July 2013, 2620-2630 Fountain View, an office property located in Houston, Texas, was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property’s partnership, in which we own a 51% interest. The transaction generated a gain of $1.2 million. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. The Company recorded a $3.0 million receivable. Negotiations are continuing to reach a settlement, but there can be no assurance that a favorable resolution will be obtained. The lawsuit is set for trial in March 2014.

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

The consolidated statements of operations of discontinued operations for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Rental Revenue	$864	$2,742	$4,515	$9,592
Less Expenses (1)	(1,162)	(3,157)	(5,356)	(12,094)
Loss from discontinued operations before net (loss) gain
on dispositions and income tax benefit (expense)	(298)	(415)	(841)	(2,502)
Net (loss) gain on dispositions of real estate assets	1,233	7	1,150	7,549
Income tax benefit (expense)	(415)	181	(221)	(1,770)
(Loss) income from discontinued operations	$520	$(227)	$88	$3,277

(1)	Includes interest expense of approximately $0.2 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $3.7 million, for the nine months ended September 30, 2013 and 2012, respectively. Mortgage debt related to the properties included in discontinued operations were individually secured, and as such, interest expense was based on the property’s debt.

Net income from discontinued operations for the three months ended September 30, 2013 includes the net gain from the disposition of 1501 Mockingbird, Morenci Professional Park and 2620-2630 Fountain View, their operating results through the date of disposition and the operating results of University Fountains at Lubbock. Loss from discontinued operations for the three months ended September 30. 2012 includes the net gain on the dispositions of 2855 Mangum, its operating results through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet and the operating results of properties disposed of in 2013 and 2012.

Net income from discontinued operations for the nine months ended September 30, 2013 includes the net gain from the disposition of 11500 Northwest Freeway, 1501 Mockingbird, Morenci Professional Park and 2620-2630 Fountain View, their operating results through the date of disposition and the operating results of University Fountains at Lubbock. Income from discontinued operations for the nine months ended September 30, 2012 includes the net gain from the dispositions of 2855 Mangum, 8300 Bissonnet, Beltway Industrial Park, Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park, 6420 Atrium, Bristol Bay, and Pacific Spectrum, and the operating results of properties disposed of in 2013 and 2012.

NOTE 4 - ASSET IMPAIRMENTS

Purchased Intangibles Subject to Amortization

During the nine months ended September 30, 2013 and 2012, we had our contractual relationships terminated or modified by the entities that owned some of the third party properties we manage. Based on this triggering event we evaluated the management contracts associated with some of our purchased intangibles for impairment and determined that impairment had occurred. We recorded impairment charges of $2.0 million and $0.5 million, for the nine months ended September 30, 2013 and 2012, respectively, which reduced the fair value of the impaired contracts to zero. (See Note 6 – Variable Interest Entities for additional information).

NOTE 5 - ASSETS HELD FOR SALE

Below is a listing of the consolidated properties we have listed for sale. We can make no guarantees as to our ability to sell any of our consolidated properties. We further cannot assure you that we will achieve a sales price that allows us to receive cash to fund our operations.

		ASR
	Property	ownership	Carrying Values of	Carrying Value of
Property Name	Type	Percentage	Properties	Debt
			(in thousands)
Fountain View Office Tower	Office	51%	$11,336	$11,428
2640 & 2650 Fountain View	Office	100%	13,482	12,673
Windrose	Retail	100%	2,843	3,968
8100 Washington	Office	100%	1,768	2,041
			$29,429	$30,110

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

The entities consolidated as of September 30, 2013 include 9 self-storage properties, 2 student housing properties, 7 commercial properties and 2 multifamily properties. The entities are generally financed through cash flows from property operations.

During the first quarter of 2013 we deconsolidated the VIEs which owned College Park (a student housing property) and Fishers Indiana (a commercial property) after determining that we were no longer the primary beneficiary. We no longer manage or have a continuing involvement with these two properties.

During the third quarter of 2013 we deconsolidated the VIE which owned University Fountains at Lubbock (a student housing property) after determining that we were no longer the primary beneficiary. We no longer manage or have a continuing involvement with this property.

The impact of the deconsolidation of VIE’s on our year to date Consolidated Financial Statements was a decrease in total assets of $67.4 million, a decrease in total liabilities of $53.8 million, and decrease in non-controlling interest of $13.6 million. No net income was attributable to non-controlling interests from the deconsolidated VIE’s for the three and nine months ended September 30, 2013. The deconsolidation of the VIE’s did not result in a gain or loss in the Consolidated Statement of Operations, as the carrying amount of the non-controlling interest in the former subsidiaries at the deconsolidation dates were the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation.

We own an insignificant interest in most of the VIE’s, and therefore, substantially all related operating results are included in the net income (loss) attributable to non-controlling interests.

The carrying amounts associated with the VIE’s, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Assets
Restricted cash	$2,977	$3,724
Receivables	3,508	2,988
Fixed Assets, net	216,926	290,549
Other Assets	7,260	8,600
Total Assets	$230,671	$305,861

Liabilities
Accounts payable	194	398
Notes payable	167,497	221,899
Other liabilities	5,686	6,759
Total liabilities	$173,377	$229,056

Variable interest entity net carrying amount	$57,294	$76,805

At September 30, 2013, the liabilities in the above table are solely the obligations of the VIE’s and are not guaranteed by the Company. In addition, the Company does not have the ability to leverage the assets of the above identified VIE’s for the purpose of providing ourselves cash. The notes payable are solely secured by the property of the respective VIE’s.

During the nine months ended September 30, 2013, we did not provide short term advances to any properties that have been consolidated or deconsolidated. An immaterial balance is still owed to us as of September 30, 2013 relating to prior advances. We do not believe we have significant exposure to losses related to the VIE’s.

NOTE 7 - RELATED PARTY TRANSACTIONS

We pay a guarantee fee to William J. Carden and the estate of John N. Galardi (“the Guarantors”), in consideration for their guarantees of certain obligations of the Company. Mr. Carden is president, a principal shareholder and a director of the Company. Mr. Galardi, who died in April 2013, was a principal shareholder of the Company. The Guarantors are paid an annual guarantee fee equal to between .25% and .75% (depending on the nature of the guarantee) of the outstanding balance as of December 31 of the guaranteed obligations (“Guarantee Fee”). Guarantee fees for the nine months ended September 30, 2013 totaled approximately $0.04 million, all of which was paid to Mr. Carden. The following property notes are being guaranteed: 800/888 Sam Houston Parkway, 2640/2650 Fountain View, Windrose and Northwest Spectrum Plaza. There are also three corporate notes being guaranteed. The guaranteed notes total $11.3 million at September 30, 2013.

In January 2013, William J. Carden advanced $0.1 million to the Company.

NOTE 8 – SEGMENTS

The operating segments in which management assesses performance and allocates resources are rental operations and management and leasing services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding our Company.

The following table sets forth our segment information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental Operations:

Revenues from external customers	$9,991	$11,190	$29,761	$33,706
Intersegment revenues	114	114	342	355
Net loss	(764)	(1,366)	(2,380)	(1,923)
Total segment assets	297,447	415,411	297,447	415,411

Management Services:

Revenues from unaffiliated external customers	$771	$889	$2,648	$2,511
Intersegment revenues	324	596	1,169	2,400
Net loss	(954)	(582)	(2,563)	(2,082)
Total segment assets	13,409	15,626	13,409	15,626

Reconciliations:

Total segment revenues	$11,200	$12,789	$33,920	$38,972
Elimination of intersegment revenues	(438)	(710)	(1,511)	(2,755)
Interest income	2	38	6	124
Total consolidated revenues	$10,764	$12,117	$32,415	$36,341

Segment net loss	$(1,718)	$(1,947)	$(4,943)	$(4,005)
Unallocated expenses	(1,102)	(1,731)	(3,896)	(5,888)
Other income (expense)	802	876	975	748
Deferred income tax benefit	778	495	2,477	2,205
(Loss) income from discontinued operations	520	(227)	88	3,277
Net loss (income) attributable to non-controlling interests	88	1,289	1,386	2,817
Net (loss) income attributable to ASR	$(632)	$(1,245)	$(3,913)	$(846)

Total segment assets	$310,856	$431,037	$310,856	$431,037
Unallocated corporate assets	14,517	12,349	14,517	12,349
Total assets	$325,373	$443,386	$325,373	$443,386

NOTE 9 - NOTES PAYABLE

We had the following notes payable outstanding, as of September 30, 2013 and December 31, 2012, secured by the following properties (dollars in thousands):

		September 30, 2013		December 31, 2012
Property (unless otherwise noted)	Maturity Date	Principal	Interest	Principal	Interest
		Balance	Rate	Balance	Rate
Owned Properties - Fixed Rate:
Atrium 6430 (2)	05/11/2012	2,062	7.45%	2,050	7.45%
Corporate – Unsecured (2) (3)	05/31/2012	1,000	9.50%	1,000	9.50%
2640 - 2650 Fountain View (2) (3)	08/29/2012	726	10.00%	726	10.00%
Corporate - Secured by Northwest Spectrum Plaza (4)	03/28/2013	-	5.50%	1,145	5.50%
Corporate - Secured	03/31/2014	1,500	8.00%	1,500	8.00%
Corporate - Secured (5)	03/31/2014	1,750	12.00%	-	-
11500 Northwest Freeway (10)	06/01/2014	-	5.93%	3,861	5.93%
11500 Northwest Freeway (10)	06/01/2014	-	5.93%	279	5.93%
Morenci Professional Park (1)	07/01/2014	-	7.25%	1,578	7.25%
FMC Technology	09/01/2014	8,210	5.32%	8,309	5.32%
8100 Washington	02/22/2015	2,041	5.59%	2,005	5.59%
Corporate – Secured by Management Contracts (2) (3)	06/05/2015	362	5.50%	463	5.50%
2620 - 2630 Fountain View (14)	06/30/2015	-	7.00%	5,341	7.00%
1501 Mockingbird Lane (12)	07/01/2015	-	5.28%	3,089	5.28%
5450 Northwest Central	09/01/2015	2,445	5.38%	2,499	5.38%
Ocala Self Storage	10/03/2015	1,412	4.25%	1,412	4.25%
Tampa Self Storage	10/03/2015	1,473	4.25%	1,504	4.25%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,244	6.25%	4,289	6.25%
Fountain View Office Tower	03/01/2016	11,428	5.82%	11,540	5.82%
Gray Falls and 12000 Westheimer	01/01/2017	7,004	5.70%	7,077	5.70%
2640 - 2650 Fountain View	04/29/2018	11,948	6.50%	12,010	6.50%
Corporate – Secured by Management Contracts	12/31/2019	9,280	5.00%	9,380	5.00%
Sabo Road Self Storage	07/01/2022	1,987	5.55%	2,015	5.55%
Corporate – Unsecured	Various	3,824	Various	1,514	Various
Corporate - Secured	Various	1,030	Various	1,163	Various
	Subtotal	$73,726		$85,749
Owned Properties - Variable Rate
Corporate – Unsecured (3)	12/12/2013	125	6.00%	175	6.00%
Northwest Spectrum Plaza (3) (6)	03/29/2018	4,490	5.00%	2,381	2.66%
Windrose Plaza (3) (7)	02/27/2023	3,968	5.50%	2,458	2.66%
	Subtotal	$8,583		$5,014

Subtotal ASR Principally Owned Properties		82,309		90,763

Consolidated VIE Properties
Fishers Indiana Distribution Center (8)	10/01/2012	-	5.42%	17,058	5.42%
University Springs San Marcos	12/01/2015	9,243	5.55%	9,359	5.55%
University Fountains Lubbock (13)	01/01/2016	-	5.57%	20,828	5.57%
Dixon & 51st Logistics Center	01/01/2016	17,036	5.69%	17,258	5.69%
Campus Court Student Housing	05/11/2016	4,568	5.78%	4,617	5.78%
Houston South Mason (11)	06/25/2016	2,808	5.25%	2,817	5.25%
Grissom Road Self Storage	06/01/2017	2,288	7.00%	2,308	7.00%
Loop 1604 Self Storage	09/11/2017	4,209	6.70%	4,249	6.70%
College Park Student Apartments (8)	11/06/2017	-	6.35%	14,283	6.35%
Ohio II Residences at Newark & Sheffield	01/01/2018	9,249	6.74%	9,334	6.74%
Muirwood Village	02/01/2018	7,636	6.58%	7,708	6.58%
Aldine Westfield Self Storage	10/31/2018	1,009	4.76%	1,031	4.76%
Aldine	08/14/2019	1,149	6.07%	1,171	6.07%
Attic Space Self Storage - Blanco Rd.	04/01/2021	1,300	6.63%	1,300	6.63%
Attic Space Self Storage - Laredo Rd.	04/01/2021	1,682	6.63%	1,721	6.63%
Ft. Worth River Oaks Self Storage	07/01/2021	2,088	6.00%	2,118	6.00%
Ft. Worth Northwest Self Storage	04/01/2022	2,096	5.82%	2,125	5.82%
San Antonio III - AAA Stowaway / FOE	11/01/2022	9,467	5.50%	9,635	5.50%
Commerce Distribution Center (9)	05/07/2023	9,784	4.68%	9,402	6.12%
Strongsville Corporate Center	11/11/2034	13,227	5.50%	13,882	5.50%
Ohio Commerce Center	06/11/2035	18,162	5.64%	18,412	5.64%
Springs Commerce Center I	05/11/2036	16,309	5.75%	16,548	5.75%
Springs Office	06/11/2036	14,096	5.75%	14,301	5.75%
Spring Commerce Center II	07/11/2036	19,825	6.00%	20,100	6.00%
Other Unsecured Notes	Various	266	6.00%	334	6.00%
	Subtotal Consolidated VIE Properties	$167,497		$221,899

Grand Total		$249,806		$312,662

(1)	Lender foreclosed on the property in August 2013.

(2)	We are currently negotiating extension terms with lender.

(3)	Loan or certain indemnification obligations are guaranteed by us and in some cases by Mr. Carden and/or the estate of Mr. Galardi.

(4)	Loan was paid in March 2013.

(5)	Represents new loan obtained in March 2013.

(6)	Loan was refinanced in March 2013.

(7)	Loan was refinanced in February 2013.

(8)	The VIE which owned the property was deconsolidated during the first quarter of 2013.

(9)	Loan was refinanced in May 2013. The new loan, in the amount of $9.9 million is for a ten-year term.

(10)	Lender foreclosed on the property in June 2013.

(11)	Lender extended maturity for an additional three year term in June 2013.

(12)	Lender foreclosed on the property in July 2013.

(13)	The VIE which owned the property was deconsolidated during the third quarter of 2013.

(14)	Loan was paid in connection with the sale of the property in July 2013.

We are in default on the notes listed below due to non-payment of scheduled debt service. The balances disclosed on the table below exclude additional fees that may be the result of non-payment.

			Balance
		ASR Ownership	September 30, 2013
Property Secured by		Percentage	(in thousands)
6430 Richmond		100%	$2,062
2640/2650 Fountain View		100%	12,674
800 & 888 Sam Houston Parkway		100%	4,244
2401 Fountain View		51%	11,428
Northwest Spectrum Plaza		100%	4,490
Corporate - Unsecured		100%	1,000
	TOTAL		$35,898

During November 2013, the lender accelerated the terms for the loans secured by 2640 & 2650 Fountain View, 800 & 888 Sam Houston Parkway, 2401 Fountain View and Northwest Spectrum Plaza. We are currently negotiating the terms with the lender of these loans pursuant to a standstill agreement with the lender. Notwithstanding the standstill agreement, all of these properties have been scheduled for foreclosure sale on Tuesday, December 3, 2013.

The loan secured by 6430 Richmond is matured. We are currently negotiating an extension with the lender.

All of the properties securing the debt in default are held by consolidated wholly owned subsidiaries. These mortgages are not guaranteed by the Company. All of the notes in default have payment acceleration clauses and payment in full, including additional fees and interest, could be demanded by the lenders holding these notes.

We also are in default on a $1.0 million corporate note, which matured in May 2012. The loan is guaranteed by the estate of John N. Galardi. The lender on the note has initiated legal proceedings to collect on the debt. Negotiations are in progress to settle this debt.

Unamortized financing costs at September 30, 2013 and December 31, 2012 were $1.4 million and $0.8 million, respectively. Most of our mortgage debt is not cross-collateralized. We have four mortgage loans that are cross-collateralized with a second property.

In September 2013, we re-negotiated some of our accounts payable which resulted in extended payment terms and discounted amounts. This agreement has three promissory notes with interest rates of 6% and maturities in March 2014. We recorded a gain of $0.5 million, net of taxes, which amounts to $0.14 per share.

NOTE 10 - NON-CONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS

The following table summarizes the activity for the OP Units:

OP Units
(in thousands)
Balance, January 1, 2013	3,819
Issuances	170
Redemptions	(12)
Balance, September 30, 2013	3,977

Ownership of Operating Partnership Units
ASR	3,728
All others	249
3,977

The following represents the effects of changes in our equity related to non-controlling interests:

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Net (loss) income attributable to the Company	$(3,913)	$(846)
Increase in the Company's paid-in-capital on exchange of OP Units for shares
of common stock	17	1,711
Increase in the Company's paid-in-capital on redemption of OP Units for cash	-	8,000
Change from net (loss) income attributable to the Company related to non-
controlling interest transactions	$(3,896)	$8,865

NOTE 11 - NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation since their effect on the losses would be antidilutive. Net (loss) income per share for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except for shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(1,240)	$(2,307)	$(5,387)	$(6,940)
Net loss (income) attributable to non-controlling interests from
continuing operations	457	1,056	1,660	3,432
Income (loss) from continuing operations attributable to
American Spectrum Realty Inc. common stockholders	$(783)	$(1,251)	$(3,727)	$(3,508)

Loss from discontinued operations	(298)	(415)	(841)	(2,502)
(Loss) gain on disposition of discontinued operations	1,233	7	1,150	7,549
Income tax benefit (expense)	(415)	181	(221)	(1,770)

Net loss (income) attributable to non-controlling interests
from discontinued operations	(369)	233	(274)	(615)
(Loss) income from discontinued operations	151	6	(186)	2,662

Preferred stock dividend	(60)	(60)	(180)	(180)
Net (loss) income attributable to American Spectrum
Realty Inc. common stockholders	$(692)	$(1,305)	$(4,093)	$(1,026)

Basic per share data:
Loss from continuing operations attributable to American
Spectrum Realty, Inc. common stockholders	$(0.22)	$(0.35)	$(1.04)	$(0.98)

(Loss) income from discontinued operations attributable to
American Spectrum Realty, Inc. common stockholders	0.04	-	(0.05)	0.74
Net (loss) income attributable to American Spectrum
Realty Inc. common stockholders	$(0.18)	$(0.35)	$(1.09)	$(0.24)

Basic weighted average shares used	3,614,243	3,566,782	3,582,109	3,569,783

The following weighted average preferred shares, stock options and OP units outstanding that may be redeemed for common stock on a one-for-one basis were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Preferred shares	55,172	55,172	55,172	55,172
Stock options	-	17,500	-	17,500
OP Units	248,395	252,463	249,687	608,019
Total	303,567	325,135	304,859	680,691

NOTE 12 - STOCK-BASED COMPENSATION

Share-based compensation expense is measured at grant date, based on the fair value of the instrument, and is recognized as expense over the requisite service period.

The following table sets forth the total share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
General and administrative	$103	$25	$133	$183
Total	$103	$25	$133	$183

As of September 30, 2013 approximately $0.4 million total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award over the weighted average period of 0.9 years.

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

We have reserved 360,000 shares under the Plan. As of September 30, 2013, we had issued 291,712 shares under the Plan.

The following table summarizes the combined activity under the equity incentive plan for the indicated periods:

		Weighted average
	Number of	Grant-date fair value
	RSAs	per Share
Balances at December 31, 2012	22,070	$13.54

Granted	170,000	$2.25
RSA Releases	(45,832)	$3.06
Forfeited/Expired	(11,068)	$16.42
Balances at September 30, 2013	135,170	$2.75

The RSA’s had no intrinsic value as of September 30, 2013. The aggregate intrinsic value of the restricted stock awards outstanding at September 30, 2013 represents the total pretax intrinsic value, based on our closing stock price of $2.07 per share as of September 30, 2013, which would have been received by the grant holders if all restricted stock awards were vested as of September 30, 2013.

There was no incentive or nonqualified stock options outstanding at September 30, 2013 or December 31, 2012.

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

In July 2013, 2620-2630 Fountain View, an office property located in Houston, Texas, was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property's partnership, in which we own a 51% interest. The transaction generated a gain of $1.2 million. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. Negotiations are continuing to reach a settlement, but there can be no assurance that a favorable resolution will be obtained. The lawsuit is set for trial in March 2014.

Certain other claims and lawsuits have arisen against us in our normal course of business including lawsuits by creditors with respect to past due accounts payable. The ultimate outcome of such lawsuits cannot be estimated; however management does not believe it will have a material effect on the accompanying financial statements.

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

As of September 30, 2013 there were accrued and unpaid dividends on the outstanding preferred shares of $0.5 million, or $.15 per common share.

NOTE 15 – INCOME TAXES

For the nine months ended September 30, 2013 we recorded an income tax benefit of $2.3 million. The income tax benefit was recorded solely on the net loss attributable to the Company. We utilized an effective tax rate of 36.58% on our net loss.

NOTE 16 – SUBSEQUENT EVENTS

During November 2013, the lender accelerated the terms for the loans secured by 2640 & 2650 Fountain View, 800 & 888 Sam Houston Parkway, 2401 Fountain View and Northwest Spectrum Plaza. We are currently negotiating the terms with the lender on these loans pursuant to a standstill agreement with the lender. Notwithstanding the standstill agreement, all of these properties have been scheduled for foreclosure sale on Tuesday, December 3, 2013. See Note 9 for additional details of notes payable.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This financial review presents our operating results for the three and nine months ended September 30, 2013 and 2012, as well as our financial condition at September 30, 2013 and December 31, 2012. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

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

Our business is conducted through an Operating Partnership in which we are the sole general partner and a limited partner with a total equity interest of 93% at September 30, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for ourselves, our shareholders and our clients. We evaluate the potential tax benefits and consequences of a variety of business models that include but are not limited to; joint ventures, partnerships, limited liability companies (LLC), limited liability partnerships (LLP) and real estate investment trusts (REIT) for ourselves and our investors. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions.

The REIT structure has many specific requirements that must be met and maintained in order to qualify. As of September 30 2013, the Company’s ownership structure does not allow the company to elect REIT status.

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

As of September 30, 2013, the properties that we manage were as follows:

	ASR owned		Consolidated VIE's		Third Party		Total
		Square		Square		Square		Square
Property type	Number	footage	Number	footage	Number	footage	Number	footage
Commercia/Industrial/Retail	12	850,270	7	3,972,553	4	90,167	23	4,912,990
Self-Storage	3	182,462	9	1,165,575	28	2,024,757	40	3,372,794
Multi-family	-	-	2	360,389	2	269,316	4	629,705
Student housing	-	-	2	249,424	-	-	2	249,424
Land	1	-	-	-	2	-	3	-
Total	16	1,032,732	20	5,747,941	36	2,384,240	72	9,164,913

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

1.	Occupancy - Rental revenues are dependent on our ability to lease spaces to quality tenants.

	Weighted Average Occupancy
	As of September 30,
Property Type	2013	2012
Industrial properties	89%	87%
Office properties	84%	78%
Retail properties	90%	62%
Residential properties	93%	93%
Self storage properties	86%	88%

We are currently in the process of aggressively marketing all vacated spaces but cannot make any guarantees as to the speed at which we will be able to find quality tenants or what, if any, reduction in rental rates we might experience.

2.	Rental rates – Market rental rates are often inversely related to vacancy rates. Increased vacancy in the market place tends to drive down rental rates. Our leases typically have one to ten year terms based on property type. As leases expire, we replace the existing leases with new leases at the current market rental rate.

	Annualized Weighted Average Base Rent
	Per Occupied Square Foot
	As of September 30,
Property Type	2013	2012
Industrial properties	$4.03	$4.14
Office properties	$15.45	$14.47
Retail properties	$10.95	$14.04
Residential properties	$11.67	$12.52
Self storage properties	$6.04	$7.47

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

RESULTS OF OPERATIONS

Discussion of the three months ended September 30, 2013 and 2012.

Revenues by Period

The following table sets forth revenues for the three months ended September 30, 2013 and 2012, and the change between periods (unaudited, in thousands except percentages):

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Rental revenue	$9,991	$11,190	$(1,199)	-11%
Third party management and leasing revenue	$771	$889	$(118)	-13%

The changes in revenues during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were primarily due to the following:

  Rental revenue decreased by approximately $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in rental revenue was primarily due the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $0.4 million. Rental revenue from properties consolidated for the full three months ended September 30, 2013 and 2012 decreased by approximately $0.7 million. This decreased was primarily attributable to our owned properties. The weighted average occupancy of our owned properties was 84% at September 30, 2013. The weighted average occupancy of all properties consolidated was 88% at September 30, 2013.

  Third party management and leasing revenue decreased by approximately $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. A reduction of $0.1 was primarily due to the impact of reduced insurance income which was the result of the non-renewal of insurance policies for lost properties and also reduced third party management fees due to the loss of four residential contracts.

Operating Expenses by Period

The following table sets forth expenses for the three months ended September 30, 2013 and 2012, and the percentage and dollar change between periods.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Property operating expenses	$3,800	$3,683	$117	3%
Corporate general and administrative	$2,045	$2,571	$(526)	-20%
Depreciation and amortization	$3,831	$4,869	$(1,038)	-21%
Interest expense	$3,357	$4,568	$(1,211)	-27%
Impairment of real estate assets	$551	$104	$447	430%

The changes in operating expenses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were primarily due to the following:

  Property operating expenses increased by approximately $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in property operating expenses was in large part attributable to VIE’s.

  Corporate general and administrative expenses decreased by approximately $0.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was primarily due to a decrease in corporate personnel costs, principally due to the relocation of our accounting department from our Irvine office to our Houston office, in addition to other cost cutting measures implemented by management.

  Depreciation and amortization expense decreased by approximately $1.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was due the deconsolidation of VIE’s.

  Interest expense decreased by approximately $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was due to the deconsolidation of VIE’s and refinancing of consolidated properties during 2013.

  Impairment expense increased by approximately $0.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was due to impairment charges on purchased intangibles related to lost management contracts recorded during the third quarter of 2013.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of September 30, 2013.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the three months ended September 30, 2013 and 2012, and the dollar and percentage change between periods.

	Three Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands)
Interest income	$2	$38	$(36)	-95%
Discontinued operations	$520	$(227)	$747	-329%
Non-controlling interest	$88	$1,289	$(1,201)	-93%
Other income	$802	$876	$(74)	-8%

The changes in other income statement items for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were primarily due to the following:

  Net income from discontinued operations for the three months ended September 30, 2013 includes the net gain from the disposition of 1501 Mockingbird, Morenci Professional Park and 2620-2630 Fountain View, their operating results through the date of disposition and the operating results of University Fountains at Lubbock and related income tax expense. Loss from discontinued operations for the three months ended September 30, 2012 includes the net gain on the dispositions of 2855 Mangum, its operating results through the date of disposition and the operating results of Beltway Industrial Park and 8300 Bissonnet and the operating results of properties disposed of in 2013 and 2012 and related income tax benefit.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIEs held by others. The decrease in non-controlling interest was in large part attributable to a decrease in loss from our VIE’s held by others between periods.

  Other income represents discounts negotiated with accounts payable creditors.

Discussion of the nine months ended September 30, 2013 and 2012.

Revenues by Period

The following table sets forth revenues for the nine months ended September 30, 2013 and 2012, and the change between periods (unaudited, in thousands except percentages):

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Rental revenue	$29,761	$33,706	$(3,945)	-12%
Third party management and leasing revenue	$2,648	$2,511	$137	5%

The changes in revenues during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were primarily due to the following:

  Rental revenue decreased by approximately $3.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in rental revenue was primarily due to the deconsolidation of VIEs, which resulted in a reduction in rental revenue of approximately $2.4 million. Rental revenue from properties consolidated for the full nine months ended September 30, 2013 and 2012 was reduced by $1.4 million. The weighted average occupancy of our owned properties was 84% at September 30, 2013. The weighted average occupancy of all consolidated properties was 88% at September 30, 2013.

  Third party management and leasing revenue increased by approximately $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in third party management contracts. In April 2013, we were assigned the management of 20 additional self-storage properties. The self-storage properties total over 1.5 million square feet. The third party management revenue contribution was offset by the decrease in insurance income which was the result of the non-renewal of insurance policies for lost properties.

Operating Expenses by Period

The following table sets forth expenses for the nine months ended September 30, 2013 and 2012, and the percentage and dollar change between periods.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands, except percentages)
Property operating expenses	$10,316	$9,678	$638	7%
Corporate general and administrative	$6,179	$8,245	$(2,066)	-25%
Depreciation and amortization	$12,023	$13,963	$(1,940)	-14%
Interest expense	$10,800	$13,763	$(2,963)	-22%
Impairment of real estate assets	$1,936	$585	$1,351	231%

The changes in operating expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 were primarily due to the following:

  Property operating expenses increased by approximately $0.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in property operating expenses for our owned properties. This increase was principally due to higher utilities costs, repairs and maintenance costs and insurance expense between periods.

  Corporate general and administrative expenses decreased by approximately $2.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was primarily due to a decrease in corporate personnel costs. The decrease was also attributable to a decrease in deferred compensation expense, in addition to other cost cutting measures implemented by management.

  Depreciation and amortization expense decreased by approximately $1.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was primarily due to the deconsolidation of VIE’s during the nine month period, which accounted for approximately $1.0 million of the decrease. Depreciation and amortization expense for properties consolidated for the full nine months ended September 30, 2013 and 2012 increased by approximately $0.9 million.

  Interest expense decreased by approximately $2.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was partially due to the deconsolidation of VIE’s during the first nine months of 2013, which accounted for approximately $1.9 million of the decrease. Interest expense for properties consolidated for the full nine months ended September 30, 2013 and 2012 accounted for the remaining decrease of $1.0 million. This decrease was primarily due to a decrease in late penalties on debt between periods and due to a decrease in the accrual of interest on our on $9.4 million note payable to Evergreen.

  Impairment expense increased by approximately $1.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was due to an increase in impairment charges on purchased intangibles related to lost management contracts recorded between periods.

All of our expenses are significantly influenced by the number of VIEs which are consolidated. We expect all our operating expenses to remain relatively the same over the next year for the properties consolidated as of September 30, 2013.

Other Income Statement Items by Period

The following table sets forth our other income statement items for the nine months ended September 30, 2013 and 2012, and the dollar and percentage change between periods.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in thousands)
Interest income	$6	$124	$(118)	-95%
Discontinued operations	$88	$3,277	$(3,189)	-116%
Non-controlling interest	$1,386	$2,817	$(1,431)	-51%
Other income (expense)	$975	$748	$227	30%

The changes in other income statement items for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 were primarily due to the following:

  Net income from discontinued operations for the nine months ended September 30, 2013 includes the net loss from the disposition of 11500 Northwest Freeway, 1501 Mockingbird, Morenci Professional Park and 2620-2630 Fountain View, their operating results through the date of disposition and the operating results of University Fountains at Lubbock and related income tax expense. Income from discontinued operations for the nine months ended September 30, 2012 includes the net gain from the dispositions of 2855 Mangum, 8300 Bissonnet, Beltway Industrial Park, Park Ten Place I and II, Sierra Southwest Pointe, Foxborough Business Center Park, 6420 Atrium, Bristol Bay, and Pacific Spectrum and the operating results of properties disposed of in 2013 and 2012 and related income tax expense.

  Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIE’s held by others. The decrease in non-controlling interest was in large part attributable to a decrease in loss attributable to our VIE’s held by others between periods.

  Other income represents discounts negotiated with accounts payable creditors.

We anticipate continuing to offer certain properties for sale and currently have four consolidated properties on the market after selling the 2620-2630 Fountain View property in July, 2013. We can make no guarantees as to the timing of the sale of any of our consolidated properties or the cash that we will be able to receive as a result of those sales. In addition, there are three other properties under third party management for which a brokerage commission would be earned upon sale.

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

With regards to our wholly owned properties, our rental revenue decreased by $1.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Third party management and leasing revenue increased marginally for the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012, primarily due to an increase in third party management contracts.

With regards to the properties in which we have a variable interest and the cash associated with these properties is available only to service their own debts, we experienced a decrease in rental revenue of $2.5 million for the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012. This decrease was the attributable to the deconsolidation of VIE’s due to foreclosures and lost contracts.

We are in default on the notes listed below. The balances disclosed in the table below exclude additional fees that may be the result of non-payment.

			Balance
		ASR Ownership	September 30, 2013
Property Secured by		Percentage	(in thousands)
6430 Richmond		100%	$2,062
2640/2650 Fountain View		100%	12,674
800 & 888 Sam Houston Parkway		100%	4,244
2401 Fountain View		51%	11,428
Northwest Spectrum Plaza		100%	4,490
Corporate - Unsecured		100%	1,000
	TOTAL		$35,898

During November 2013, the lender accelerated the terms for the loans secured by 2640 & 2650 Fountain View, 800 & 888 Sam Houston Parkway, 2401 Fountain View and Northwest Spectrum Plaza. We are currently negotiating the terms with the lender on these loans pursuant to a standstill agreement with the lender. Notwithstanding the standstill agreement, all of these properties have been scheduled for foreclosure sale on Tuesday, December 3, 2013.

The loan secured by 6430 Richmond is matured. We are currently negotiating an extension with the lender.

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

As of September 30, 2013, we had accounts payable over 90 days totaling approximately $7.6 million (all of it relating to properties owned primarily by us and corporate). In addition, we have extended payment terms with creditors holding payables as of September 30, 2013, which total approximately $3.7 million. These payables are recorded as notes payable.

We have taken the following steps to meet our liquidity needs:

1.	We reduced our overhead structure as compared to 2012, primarily due to the relocation of our accounting department from Irvine, California to Houston, Texas.
2.	We continue to strategically default on mortgages where we have determined that the market value of the property does not and will not exceed the balance of the notes payable securing the property in the foreseeable future and/or the property is in a severe and sustained negative cash flow position.
3.	We are currently marketing properties for sale in an effort to generate cash for operations and debt reduction in the next year.
4.	We will continue to focus on increasing occupancy rates and managing our cost structure.
5.	We will continue to reduce our expenses, restructure our operations and negotiate with our creditors for extended terms in order to meet our cash flow needs.
6.	We continue to seek strategic partners.

The liquidity matters discussed above are a continuation of the economic and market factors that have been affecting us and the overall real estate industry for several years. Although there are indicators of improvement and resurgence in the real estate industry, we continue to struggle with cash flow deficits from operations after debt service and capital expenditures, primarily related to office/commercial buildings. In order to meet our cash needs, we have been and will continue to sell properties that have appreciated values in addition to steps previously discussed above. Proceeds from the sale of assets were $42.9 million and $51.1 million for 2012 and 2011, respectively. These sales provided the net proceeds after repayment of related debt and other obligations that were sufficient to meet our ongoing cash deficits from operations. We are forecasting sales of real estate of approximately $25 million in 2013 or early 2014 from which the net proceeds will exceed our forecasted cash deficit from operations.

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

In July 2013, 2620-2630 Fountain View was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property’s partnership, in which we own a 51% interest. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. Negotiations are continuing to reach a settlement, but there can be no assurance that a favorable resolution will be obtained. The lawsuit is set for trial in March 2014.

As of September 30, 2013, we have four properties held for sale and are forecasting these to be sold in the fourth quarter of 2013 or early 2014, although there can be no assurances that they will be. We forecast that the proceeds available from these sales after repayment of debt and other related obligations will generate approximately $4.5 million. This amount is in excess of our forecasted deficit from operations for 2013 or early 2014. We believe that our forecast is achievable due to our history of demonstrating our ability in consummating sales in prior years when we have been under similar cash shortages. In addition to property sales, we continue to negotiate refinancing of properties allowing for reduced interest and monthly payments as well as refinancing that allow us to access funds from appreciated values. The combination of the forecasted sales of real estate and the refinancing of loans is expected to meet our cash needs in the short-term and allow us to reduce our accounts payable.

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

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

FROM OPERATIONS:

Historically and currently, our consolidated cash from operations has been provided by rent payments, management fees and transaction fees. Our historic and current uses of consolidated cash from operations have mainly been property operating costs, general and administrative costs and interest on debt service. During the nine months ended September 30, 2013, our consolidated operations provided $2.9 million in cash, of which $6.8 million was provided by our consolidated VIEs.

FROM INVESTING ACTIVITIES:

Historically and currently, our consolidated cash from investing activities has been provided by proceeds from the sale of assets. Our historic and current uses of consolidated cash from investing activities have primarily been property improvements. During the nine months ended September 30, 2013, our consolidated investing activities used $1.6 million in cash for capital improvements mostly attributed to the VIE real estate assets. During the nine months, $6 million was received from the sale of real estate assets and these proceeds were used to repay debt and liabilities.

FROM FINANCING ACTIVITIES:

Historically and currently, our consolidated cash from financing activities has been provided by proceeds from borrowing money and proceeds from equity placements. Our historic and current uses of consolidated cash from financing activities have primarily been principal payments on borrowings and cash used to acquire assets. During the nine months ended September 30, 2013, our consolidated operations used $7.7 million in cash. We received proceeds from borrowings of $21.5 million and repaid borrowings of $24.6 million. We also made distributions to non-controlling interests of $4.7 million.

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

The following table sets forth our calculation of FFO for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net (loss) income attributable to ASR	$(3,913)	$(846)
Depreciation and amortization from discontinued operations	312	1,680
Loss (gain) from disposition of discontinued operations	(1,079)	(6,178)
Deferred income tax (benefit) expense	(2,256)	(435)
Depreciation and amortization attributable to ASR properties	3,552	3,956
FFO	$(3,384)	$(1,823)

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

ITEM 4 - CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter covered by this report.

Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Management has determined that significant deficiencies exist in the Company's internal controls relating to segregation of duties and controls over the preparation of financial statements. Management is currently evaluating their assessment of internal controls over financial reporting and will determine if any remedial actions are necessary.

Except as disclosed above, there were no changes made in the Company's internal controls over financial reporting during the third quarter of 2013 that materially affected or is reasonably likely to materially affect the Company's internal control cover financial reporting.

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

In July 2013, 2620-2630 Fountain View, an office property located in Houston, Texas, was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.0 million to the property's partnership, in which we own a 51% interest. The transaction generated a gain of $1.2 million. The net proceeds are currently held in escrow due to a distribution dispute with the minority owner of the property. Negotiations are continuing to reach a settlement, but there can be no assurance that a favorable resolution will be obtained. The lawsuit is set for trial in March 2014.

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

(b) Reports on Form 8-K:

On April 1, 2013, a report on Form 8-K was filed with respect to Item 2.02
On April 15, 2013, a report on Form 8-K was filed with respect to Item 2.02
On May 15, 2013, a report on Form 8-K was filed with respect to Item 2.02
On June 11, 2013, a report on Form 8-K was filed with respect to Item 5.07
On August 15, 2013, a report on Form 8-K was filed with respect to Item 5.07
On October 10, 2013, a report on Form 8-K was filed with respect to Item 5.02

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPECTRUM REALTY, INC.

Date: November 19, 2013		/s/ William J. Carden
By:
William J. Carden
Chairman of the Board, President and,
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013		/s/ Elisa Grainger
By:
Elisa Grainger
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