Form 10-K
period 2013-12-31
AMERICAN SPECTRUM REALTY INC
filed 2014-10-31
CIK 1121783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2013, the last business day of the Registrant’s most recent completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately 2,389,355. The aggregate market value was computed with reference to the price on the American Stock Exchange at which the voting stock was last sold as of such date. For this purpose, 1,313,787 shares of common stock held by officers and directors are deemed to be held by affiliates but exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the Registrant for any other purpose.
As of October 24, 2014, 3,703,142 shares of common stock ($.01 par value) were outstanding.

PART I
NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements either contained in or incorporated by reference into this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “believes,” “plans,” “anticipates,” “projects,” “estimates,” “expects,” “intends,” “strategy,” “future,” “opportunity,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report in the sections entitled “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). The reader is cautioned not to unduly rely on these forward looking statements. We expressly disclaim any intent or obligation to update or revise publicly these forward looking statements except as required by law.

ITEM 1. BUSINESS
General
American Spectrum Realty, Inc. is a value add real estate investor looking to acquire properties which require operational attention, physical improvement or capital restructuring. Our investment strategy is to acquire, improve and hold real estate/real property while we look for an opportunistic exit that will enable us to achieve our risk/return objectives. Our property portfolio consists of income producing properties and land held for development including properties in which we have a controlling interest or where we are the primary beneficiary of a variable interest entity (a "VIE”). Our income producing properties include commercial office, industrial, retail, self-storage, multi-family residential and student housing. In addition to our real estate portfolio, we offer our market expertise and integrated real estate solutions to select third parties for a fee. Our service offering includes property and asset management, insurance procurement, syndication services, receivership management and brokerage services.
We were incorporated in Maryland in August of 2000, and are headquartered in Houston, Texas. We conduct business operations in the continental United States primarily through American Spectrum Realty Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership, and hold limited partnership interests representing approximately 94% at December 31, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and direct the operating activities of the Operating Partnership. In general, the Operating Partnership units that are not held by us (approximately 6% of the outstanding units) are exchangeable for shares of our common stock on a one-to-one basis, or for cash equal to the value of such stock at our sole discretion.
Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us”, “the Company” and “ASR” refer to American Spectrum Realty, Inc. and its consolidated subsidiaries.
Corporate Background
Our principal offices are located at 2401 Fountain View, Suite 750, Houston, Texas 77057 and our telephone number is 713-706-6200. Our Annual Reports on Form 10-K, our Code of Ethics, and our Audit Committee, Compensation Committee and Nominating Committee Charters are available free of charge at http://www.americanspectrum.com/investor-relations. The following filings are available free of charge at www.sec.gov after we electronically file them with the Securities and Exchange Commission (SEC): Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.
Description of Business
During the first quarter of 2013, the Company reassessed its application of segment guidance, and based on the expected performance of our operating segments, determined that it would be more appropriate to present our reporting units as two reportable segments: (i) real estate portfolio operations and (ii) integrated real estate services provided to third parties.In conjunction with this reassessment, we have revised our prior period presentation. The following is a summary of the percentage of our net revenues by revenue source within our two segments:

	Year ended December 31,
	2013	2012
	(in thousands)
Rental revenue	92%	93%
Third party management and leasing revenue	8%	7%
Interest and other income	—%	—%
	100%	100%

At December 31, 2013, we consolidated 53 properties (including 33 properties owned primarily by us and 20 properties owned by VIEs in which we were deemed the primary beneficiary), which consisted of 9 office properties, 12 self-storage facilities, 8 commercial/industrial properties, 7 multi-family properties, 3 retail properties, 2 recreational vehicle resorts and 12 vacant land properties. We have a management presence in 15 states. We are committed to expanding the scope of our products and services, and believe this expansion will help us meet our own portfolio property needs as well as the needs of our third party clients. In addition to management of our portfolio assets, we offer our market expertise and integrated real estate solutions to select third parties. These services include property, facility, asset, business and engineering management services. We offer customized programs that focus on tenant retention through cost-efficient operations.
Industry, Competition and Strategy
The availability of real estate financing has greatly diminished due mostly to the collapse of the market for commercial mortgage backed securities several years ago. The absence of a suitable alternative source of financing has made the financing of acquisitions and refinancing of existing mortgage obligations more difficult and more expensive even when alternatives are available. The relative scarcity of available sources of financing has greatly contributed to the overall decline in the real estate values as the cost to finance those assets has increased. Additionally, the scarcity of available financing has increased the time and marketing costs necessary to sell properties, and has adversely impacted our liquidity and capital resources.
We are currently focused on a strategy to reduce the amount of debt on our balance sheet and to improve liquidity through the following strategic initiatives:

•	Sales of selected properties

•	Fees from new syndication and joint venture acquisitions

•	New management contracts

•	Receivership management fees

•	Reduction of annual operating costs
We believe that stabilizing our portfolio and improving our liquidity will provide us with an opportunity to acquire interests in or ownership of undervalued and under-managed properties, as well as allow us to expand our services to additional third party clients. There are many properties currently priced below their replacement costs, and these present potentially attractive opportunities. A stable portfolio and greater liquidity, our presence in 15 states, and our local market knowledge and management expertise will position us better to capitalize on these opportunities.
We face competition from other regional and national service providers. Many of our competitors are local or regional firms that are similarly sized; some competitors are substantially larger than we are on a local, regional, national and/or international basis. In most of the markets in which we do business, both institutional and private, investors and developers of properties compete vigorously for the acquisition, development and leasing of space. Many of these competitors have greater resources and more experience than we do.
Employees
As of December 31, 2013, we employed a total of 165 individuals.
Environmental Matters
We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws and regulations, and may incur costs in complying with such regulations. These laws and regulations govern actions including the disposal of hazardous and toxic substances, such as lead paint or materials containing asbestos. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury or property damage claims by third parties concerning environmental compliance or contamination. These factors could adversely impact earnings and the value of our shares.
The environmental condition of our investment properties may be adversely affected by our tenants, conditions of nearby properties, or by unrelated third parties. Generally, our investment properties have been subjected to Phase I environmental audits at the time they were acquired. These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property. These audits do not include soil sampling or ground water analysis. These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations. We may acquire a property with environmental contamination, depending on the level of risk and potential cost of remediation. These audits may not, however, reveal all potential environmental liabilities.
Item 1A . RISK FACTORS
In general, an investment in our stock involves the assumption of risk, which can be characterized as the potential for the value of our stock to deviate from expected outcomes. The risks described below could materially and adversely affect our business, financial condition, results of operations, cash flows, and capital investment and financing plans. We also may be adversely affected by risks not currently known or risks that we do not currently consider material to our business.

General Investment Risk

Changes in global, national and regional economic conditions, as well as volatility in financial markets, can create circumstances where our stock price deviates from expected outcomes. Such deviations, positive or negative, can be significant. Changes in government regulation can also affect our operations, which could adversely impact cash flows, asset values and the value of our shares. The following are some of the more important general business and investment risk factors that could affect our business and the value of our shares.

•
General Market Disruption. Disruptions in the financial and investment markets where our stock trades can result from geopolitical turmoil, elections, political events, social unrest or changing societal attitudes. These disruptions can be characterized by changing or volatile market conditions, which can include large and rapid declines in market indices and investment values. At times, these disruptions create disorderly market conditions and can lead to loss of investment capital. These market disruptions may result in your not being able to affect purchase or sales transactions at desired prices or to determine a fair price for your investment in our shares. Placing contingent orders, such as "stop-loss" orders, will not necessarily limit your losses, because your "stop-loss" orders may be impossible to execute under adverse market conditions.

•
Electronic Exchange Trading. Our shares are traded on markets which are supported by computer-based systems for the order-routing, execution, matching, registration or clearing of trades. As with all computer-based systems, there is potential for temporary disruption or failure, including disruptions from physical threats to the stock exchange, or unusual trading in derivative markets. The result of any system disruption may be that your order is either not executed according to your instructions, or not executed at all. Some exchanges utilize trading rules designed to govern rapid fluctuation in share value; for example, the rules of a particular exchange may provide for "circuit breakers" where trading is restricted at times of rapid price movements. The effects of system interruptions and exchange-specific trading rules may cause disruptions which could adversely impact your investment in our shares.

•
Monetary Policy Initiatives. Central banks around the world have adopted monetary policy initiatives aimed at creating financial stability in support of their respective economies. Such policy initiatives include the increase of liquidity in the banking sector to support lending and mortgage loan activity, asset purchases to lower long-term interest rates, and other market intervention to support financial stability. All of these activities are believed to benefit financial investments, including real estate investments, but the benefits are often segment-specific based on the particular monetary policy initiatives. Future adjustments in central banks’ policies will impact local and global financial markets and these policy changes could adversely impact your investment in our shares.

•
Government Regulation. Government regulation and uncertainty about proposed regulation significantly impact private sector investment decisions and outcomes. For example, government initiatives designed to address global climate change could negatively impact the anticipated cash flows from investment in new power generation facilities. The result of such regulation could adversely impact the cost and availability of electricity needed to operate our buildings. As such, pending and unforeseen changes in government regulation could adversely impact the value of our shares.

Real Estate Investment Risks

We are in a highly competitive business with numerous competitors and are subject to the risks related to the ownership and operation of real estate. The following are some of the more important industry risk factors that could affect our business and financial condition.

•	Competitive Industry. We compete in a variety of service disciplines within the real estate industry, each highly competitive on a national, regional and local level. Our competitors include:

o	Multi-national firms with U.S.-based operations

o	National, regional and local real estate service providers

o	Institutional lenders

o	Insurance companies

o	Investment banking firms

o	Investment managers

o	Accounting firms
Many of our competitors are larger than we are, with substantially greater financial resources and a lower cost of capital. Consequently, there can be no assurance that we will be able to continue to compete effectively in our established markets, either on an overall basis or in our respective business segments. Our inability to compete effectively could adversely impact current fee levels, market share, or the ability to grow our business in new markets.

•
High Rate of Employee Turnover. We operate in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. As a result, we may not be able to find qualified labor, which could limit our growth ability. We expect labor costs will continue to increase in the foreseeable future. Our inability to cost effectively recruit, train and retain necessary personnel could harm our business, our ability to compete in our markets, and our ability to obtain new customers.

•
Success Dependant on Properties Managed. We could be adversely affected by the nonperformance or the deteriorating financial condition of certain of our clients. The revenue we generate from our property management fees is generally a percentage of aggregate rent collections from the properties. The performance of these properties will depend on factors that are partially or completely outside of our control.

•
Company Liability. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation against us remains high. At any time we could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our contractual or statutory obligations. In addition, we hire and supervise third party contractors to provide construction and engineering services for our properties and the properties owned by our third party clients. We may be subject to claims from others for the actions or failures of third party contractors hired by us.

•
Insurance Coverage. We currently carry comprehensive insurance, including liability, fire and extended coverage in amounts we reasonably estimate will substantially cover the replacement value of our buildings and improvements, and to protect against the kinds of liability that owners and developers of real estate properties are likely to confront. We may become jointly and severally liable for any uninsured or underinsured personal injury, death or property damage claims associated with our properties. We believe our properties are adequately insured, but there are certain losses for which insurance may not be available or, if available, not economically viable. If an uninsured loss occurs, or a loss is not paid due to insurer insolvency, we could experience a significant loss of invested capital and potential revenue from these properties, and could potentially remain obligated under any recourse debt associated with the property.

•
Catastrophic Loss Coverage. Many of our properties are located in areas of the United States that have increased risk of catastrophic losses and natural disasters, including earthquakes, hurricanes, high winds and floods. Such an event could cause significant damage or complete destruction to our properties. Because these types of losses are uncertain, they can be uninsurable or prohibitively expensive. Due to the cost of such catastrophic loss coverage and the high deductibles associated with most policies, we do not carry such insurance unless required by a lender.

•	New Markets. Properties that we acquire may be located in new areas where we may face risks associated with investing in an unfamiliar market.

•
Illiquidity of Real Estate Investments. Real estate investments are relatively illiquid, and therefore we have limited ability to vary our portfolio quickly in response to changes in economic or other conditions.

•
Expiration of Leases. Upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we cannot obtain another tenant with comparable needs, we may need to modify the property for a different use, which could involve a significant capital expenditure and a delay in releasing the property. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

•
Vacancy. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to meet our operational needs. In addition, the resale value of a property could be diminished because the market value will depend principally upon the value of the leases of such property.

Company-Specific Risks

Certain factors unique to the operations and reputation of our company can have a significant impact on our business and the value of our shares. The following are some of the important company-specific risks associated with our business.

•
Hiring and Retention. Our success is dependent upon our ability to retain our executive officers and other key employees, and to attract and retain highly skilled personnel. Competition for these personnel is intense, and we may not be able to successfully recruit or retain sufficiently qualified personnel, which could harm our business.

•
Internal Controls. Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations and the trading price of our common stock. Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and operate successfully as a public company.

We have developed internal control improvement initiatives to remediate weaknesses and deficiencies identified and to enhance the overall financial control environment. Our management is actively committed to and engaged in the implementation and execution of remediation efforts. There can, however, be no assurance that our remediation efforts will be successful.

•
Nonpayment of Cash Dividends on Common Stock. We have no plans to pay dividends on our common stock, and, therefore, investors will have to look to stock appreciation for return on investments. We currently intend to retain all future earnings to fund the development and growth of our business and to meet current debt obligations. Investors must rely on sales of common stock held after price appreciation (which may never occur) in order to realize a return on their investment.

•	NYSE Notices of Non-compliance. We have received notices from the NYSE MKT (“Exchange”) advising us of non-compliance with the following sections of the Exchange’s Company Guide:

◦
Sections 134 and 1101 require us to timely file our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form10-Q for the three months ended March 31, 2014 and June 30, 2014. Based upon our correspondence and communication with the Exchange, we have received an extension of time until October 31, 2014 for the filing of our 2013 Form 10-K, and if that deadline is met, an extension to December 31, 2014 to file our 2014 quarterly reports for the quarters ended March 31, June 30 and September 30, 2014. Additionally, the late filing of reports with the SEC could result in a technical default of the Company’s various debt obligations.

◦	Due to the losses incurred during our five most recent fiscal years, we are in violation of Section 1003 (a) (iii) which requires us to maintain stockholders' equity of at least $6,000,000.

◦
We are in violation of Section 1003(f)(iv) for unpaid listing fees totaling $42,000. Our continued listing on the exchange is predicated on us paying all outstanding listing fees to the Exchange no later than November 3, 2014.

As a result of these non-compliance issues, we could lose our common shares listing on the Exchange depending on a number of factors, including, but not limited to, our failure to comply with the plans of compliance which have been submitted to the Exchange outlining our objectives to correct the noted deficiencies and pay the fees due by the deadlines. The loss of our listing on the Exchange could have an adverse impact on the liquidity and market price of the Company’s common stock.
Delisting our common stock could negatively impact us by:

◦	reducing the liquidity and market price of our common stock

◦	reducing the number of investors willing to hold or acquire our common stock, and correspondingly impact our ability to raise equity financing

◦	decreasing the amount of news and analyst coverage

◦	loss of confidence by current and prospective suppliers, and customers

◦	inability to attract and retain personnel by means of equity compensation

As of January 1, 2014 through April 15, 2014, the average daily trading volume for our common shares was approximately 32,000 shares with an average daily closing price of $1.68. The average daily trading volume and daily closing average price per share of our common shares during the annual periods 2012 and 2013 was 3,038 shares and $4.52, and 6,864 shares and $2.37, respectively. We cannot guarantee the value of our shares will return nor have any value should trading of our shares be reestablished. As a result, it may be difficult for holders of our listed securities to sell their securities at prices they find attractive, or at all.

•
Personal Interest and Conflict. Certain of our officers and members of our board of directors may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales, or refinancing to obtain favorable tax treatment. As a result, the effect of certain transactions on these members of management may influence our decisions affecting these properties.

•
Impairment of Intangible Assets. Under current accounting guidelines, we must assess whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates, or our stock price falling below our net book value per share for a sustained period could all result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

•
History of Loss. We have recognized losses for the years ended December 31, 2013 and 2012, respectively. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. We cannot assure that we can achieve or sustain profitability on a quarterly or annual basis in the future.

•	Joint venture investments. We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets. This subjects us to certain risks, among them:

o	We will not exercise sole decision making authority regarding the joint ventures business and assets.

o	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans beyond our economic interest).

o	Our returns on joint venture assets may be adversely affected if the assets are not held for the long term.

Financing Risks
Our portfolio is highly leveraged, which subjects us to financing risk that could cause us to become insolvent and lead to the loss of properties in the event of a foreclosure. The following are some of the important financing risks associated with our business.
In general, financing risk relates to interruptions in debt markets, asset values and cash flows, which may adversely impact our ability to meet our financial obligations when they come due and could cause us to become insolvent.  Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur. Our board of directors, without a vote of the stockholders, establishes our policies on borrowings and leverage, and they are subject to change from time to time. Outlined below are various additional risks associated with our financing strategies which could adversely impact our cash flows, asset values and your investment in our shares.

•
Availability of Financing and Market Conditions. Fluctuations in the market for real estate loans may affect the availability and cost of loans needed to finance and refinance our properties. Credit availability continues to be restricted for certain classes of real estate assets and there is no assurance that we will be able to obtain the required financing to acquire, develop, hold, refinance and sell our properties, which could adversely impact our operations and the value of our shares.

•
Variable Interest Rates and Interest-Only Loans. Many of the available loans, particularly bank loans, have interest rates which are determined by a margin over a floating rate index (such as LIBOR or the Prime Rate). In the event that the floating rate index on any loan increases significantly, we may not have sufficient operating cash flows to pay the required loan payments. In such event, our ownership of the underlying asset may be threatened if we cannot sell the asset or modify the loan terms with the lender.

•
Loan Terms. The terms of our existing credit facilities and loan agreements contain debt covenants requiring us to comply with a number of financial and other covenants. These covenants may limit our operational flexibility, and our non-compliance could result in defaults under the applicable covenants even if we have satisfied our payment obligations. When obtaining new loans or refinancing our existing loans, the financial terms of the loans we may be able to obtain or assume continue to fluctuate with market conditions. Financing terms associated with available loans cannot be predicted with any degree of certainty, and could have a negative impact on our investment outcomes and your investment in our shares.

•
Leverage. Although there can be no assurance, we anticipate using loans to support the acquisition and development of our properties as a means of reducing our equity investment requirement. Due to limitations in the availability of loans originated through the commercial mortgage-backed securities market, we anticipate using seller carry-back financing, private debt capital, and, when available, conventional bank loans. The use of leverage to support our acquisition and development activities exposes us to losses resulting from a decline in the market value for our properties. Similarly, a significant increase in operating expenses which cannot be offset by increases in rental revenues exposes us to losses if our properties do not generate enough cash to repay the principal and interest on our debts. A decline in values or cash flows could potentially result in lender foreclosure and a loss of our investment.

•
Balloon Payments. Our loans have principal amortization periods that exceed the termination date and require us to make large balloon payments at maturity. If we are unable to make a balloon payment, extend the maturity date, or refinance the loan obligation, we could face foreclosure proceedings and the loss of our investment.

•
Recourse Liability and Cross-Collateralization. Some of our loans are full recourse loans or may contain cross-collateralization clauses. In situations where we have invested using special purpose entities we have been required to provide loan guarantees or cross-collateralize one property with another. The failure of one of our properties to meet its loan obligations could adversely impact our operations and our other assets.

•
Restriction on Transfer. Most of our loans have restrictions on our ability to transfer the loan at the time of sale. Some of our loans also include prepayment penalties or yield maintenance agreements that require loan pay-off premiums, which restrict our ability to dispose of our properties or equity interests and could result in diminished values or sales proceeds for our investments.

•	Potential Adverse Effect of Indebtedness on Future Operations. The degree to which we are leveraged could have an adverse impact on us as the result of:

◦	increased vulnerability to adverse general economic and market conditions

◦	impaired ability to expand and to respond to increased competition

◦	impaired ability to obtain additional financing for future working capital, capital expenditures; general corporate or other purposes

◦
requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for operations and future business opportunities.

Tax Risks
Our business is impacted by federal, state and local tax regulation. Interpretation and compliance with these complex and continually changing regulations is time-consuming, expensive and involves risks that affect our business and the value of our shares. The following are some of the important tax risks associated with our business.

•
General Tax Risks. The cost of compliance, as well as any potential penalties and fines for non-compliance, has increased substantially over the last several years. Examination of our tax returns by regulatory agencies such as the IRS can be time consuming and costly, regardless of the outcome. The Company’s tax and information returns may be audited at any time, and an audit may result in the challenge and disallowance of some of the deductions described in the returns. No assurance or warranty of any kind can be made with respect to the deductibility of any such items in the event of either an audit or any litigation resulting from an audit.

•
Tax Classification of Partnerships and Limited Liability Companies. Many of our investments, whether wholly-owned or held in VIEs, are held through interests in limited partnerships and limited liability companies that have elected to be taxed as partnerships for federal income tax purposes. If these entities were to be treated for tax purposes as a corporation, the tax benefits associated with an investment in these partnerships and limited liability companies may not be available to us. As a corporation, our subsidiary entities could be required to pay income tax on some or all of their earnings in the same manner and at the same rate as a corporation.

•
Possible Disallowance of Various Deductions. The availability, timing and amount of our deductions or allocation of our income and expense items depends not only on the written text of laws and regulations, but also upon various determinations that are subject to potential controversy on factual or other grounds. Additional issues could arise regarding the allocation of acquisition costs to buildings, land, leaseholds and personal property. If a regulatory agency were successful, in whole or in part, in challenging our position on these issues, we could be required to file amended tax returns and incur penalties, fines and interest, which could adversely impact earnings and the value of our shares.

•
Allocation of Net Income and Net Loss. In order for the allocations of income, gains, deductions, losses and credits under the various partnership and limited liability membership agreements to be recognized for tax purposes, such allocations must possess substantial economic effect. No assurance can be given that the IRS, or any other regulatory agency, will not claim that such allocations lack substantial economic effect. If any such challenge to the allocation of losses were upheld, the determination of our taxable income for one or more tax years could be adversely affected.

•
Alternative Minimum Tax. The alternative minimum tax applies to designated items of tax preference. Although we may have losses for any one year, we may still be required to pay the alternative minimum tax due to alternative minimum tax adjustments, which could adversely impact our cash flows during the periods in which such taxes are paid.

Item 2. PROPERTIES
Our properties are held in wholly-owned subsidiaries, subsidiaries in which we have a majority interest, and in VIEs for which we hold a beneficial interest.

Location and Type
The following table sets forth the location, type and size of the properties (by rentable square feet) along with annualized net rent, rented square feet, occupancy, and rent per square foot consolidated by us as of December 31, 2013. All properties listed below are encumbered by debt.

Properties Owned Primarily by ASR
Property Name	% Owned	City/State	Total Gross Leasable Square Footage/Land Acreage	% Of Gross Leasable Area Occupied (1)	Rented Square Feet	Annualized Net Rent In ($) (2)	Rent per Square Feet In ($) (3)

2640-2650 Fountain View (4)	100	Houston, TX	176,624	90	159,085	2,464,808	15.49
5450 Northwest Central	100	Houston, TX	56,111	72	40,506	521,304	12.87
800 & 888 Sam Houston Pkwy	100	Houston, TX	88,292	68	60,216	852,083	14.15
8100 Washington (4)	100	Houston, TX	45,781	100	45,781	645,734	14.10
Atrium 6430 (4)	100	Houston, TX	44,177	75	32,983	441,005	13.37
FMC Technology	100	Houston, TX	93,912	100	93,912	850,000	9.05
Fountain View Office Tower	50	Houston, TX	173,814	82	142,260	3,263,546	22.94
Gray Falls Center / 12000 Westheimer	100	Houston, TX	99,207	94	93,407	1,429,491	15.30
Verdugo Medical Office	100	Glendale, CA	26,802	97	25,943	811,856	31.29
Office Properties			804,720	86	694,093	11,279,827	16.25

Wilmington Industrial	100	Wilmington, CA	15,795	—	—	—	—
Industrial/Commercial Properties			15,795	—	—	—	—

Northwest Spectrum Plaza	100	Houston, TX	48,000	91	43,440	381,384	8.78
Windrose Plaza (4)	100	Houston, TX	28,315	100	28,315	468,644	16.55
Murrieta Plaza (4)	100	Murrieta, CA	24,648	69	16,948	193,200	11.40
Retail Properties			100,963	88	88,703	1,043,228	11.76

Sabo Road Self Storage	55	Houston, TX	76,231	91	69,196	506,828	7.32
Tampa Self Storage	100	Tampa, FL	61,655	82	50,605	337,033	6.66
Ocala Self Storage	100	Ocala, FL	44,591	62	27,606	176,380	6.39
Self-Storage Properties			182,477	81	147,407	1,020,241	6.92

Florida Condominium Apartments (4)	100	Imperial Beach, CA	29,328	94	27,686	570,300	20.60
San Ysidro (4)	100	San Ysidro, CA	4,445	100	4,445	68,700	15.46
Quail Run Estate	100	Aptos, CA	10,000	100	10,000	108,000	10.80
Residential / Multi-Family			43,773	96	42,131	747,000	17.73

Total ASR Properties			1,147,728	85	972,334	14,090,295	14.49

Club Royal Oak (4)	100	Kingsburg, CA	32 Acres	N/A	N/A	N/A	N/A
Nevada Treasure (4)	100	Pahrump, NV	24 Acres	N/A	N/A	N/A	N/A
Recreational Vehicle Resort			56 Acres	N/A	N/A	N/A	N/A

NW Spectrum Land	100	Houston, TX	12 Acres	N/A	N/A	N/A	N/A
Perris (4)	100	Perris, CA	13 Acres	N/A	N/A	N/A	N/A
Encinitas	100	Encinitas, CA	3 Acres	N/A	N/A	N/A	N/A
Pierson (4)	100	Desert Hot Springs, CA	13 Acres	N/A	N/A	N/A	N/A
Imperial Beach	100	Imperial Beach, CA	1 Acres	N/A	N/A	N/A	N/A
Karen & Mission Lakes (4)	100	Desert Hot Springs, CA	160 Acres	N/A	N/A	N/A	N/A
El Toro Road (4)	100	Perris, CA	5 Acres	N/A	N/A	N/A	N/A
Calimesa	100	Calimesa, CA	53 Acres	N/A	N/A	N/A	N/A
Ramona Blvd (4)	100	San Jacinto, CA	49 Acres	N/A	N/A	N/A	N/A
Castaic (4)	75	Castaic, CA	320 Acres	N/A	N/A	N/A	N/A
Varner Road (4)	53	Thousand Palms, CA	41 Acres	N/A	N/A	N/A	N/A
Salton (4)	71	Salton Sea, CA	3,298 Acres	N/A	N/A	N/A	N/A
Land			3,968 Acres	N/A	N/A	N/A	N/A

Properties Owned by VIEs
Property Name	% Owned	City/State	Total Gross Leasable Square Footage/Land Acreage	% Of Gross Leasable Area Occupied (1)	Rented Square Feet	Annualized Net Rent In ($) (2)	Rent per Square Feet In ($) (3)

Commerce Distributions Center	1	Commerce, CA	200,000	100	200,000	1,098,662	5.49
Dixon & 51st Logistics Center	—	Des Moines, IA	731,169	100	731,169	2,128,026	2.91
Ohio Commerce Center	—	Strongsville, OH	204,592	100	204,592	2,391,907	11.69
Springs Commerce Center I	—	OK,GA,SC,VA,PA	1,006,993	100	1,006,993	2,414,566	2.40
Springs Commerce Center II	—	GA,AL	1,439,300	71	1,026,450	2,151,405	2.10
Springs Office	—	Fort Mill/Lancaster, SC	265,493	100	265,493	2,033,647	7.66
Strongsville Corporate Center	2	Strongsville, OH	125,006	100	125,006	2,076,643	16.61
Industrial/Commercial Properties			3,972,553	90	3,559,703	14,294,856	4.02

Campus Court Student Housing	11	Cedar Falls, IA	71,700	72	51,385	564,420	10.98
Muirwood Village	—	Zanesville, OH	157,864	96	150,933	1,563,060	10.36
Ohio II - Residences at Newark & Sheffield	—	Newark/Circleville, OH	203,453	94	191,738	1,847,945	9.64
University Springs San Marcos	—	San Marcos, TX	176,944	92	162,491	2,336,748	14.38
Multi-Family/Student Housing Properties			609,961	91	556,547	6,312,173	11.34

Loop 1604 Self Storage	38	San Antonio, TX	241,235	89	214,980	1,035,816	4.82
Aldine Westfield Self Storage	—	Houston, TX	64,530	94	60,655	507,971	8.37
Attic Space Self Storage - Blanco Rd	—	San Antonio, TX	51,805	88	45,595	507,971	11.14
Attic Space Self Storage - Laredo Road	—	San Antonio, TX	57,706	93	53,531	524,736	9.80
Ft. Worth Northwest Self Storage	—	Fort Worth, TX	63,025	81	51,200	487,185	9.52
Ft. Worth River Oaks Self Storage	—	River Oaks, TX	105,063	93	97,764	643,056	6.58
Grissom Road Self Storage	—	San Antonio, TX	262,180	78	203,426	651,003	3.20
Houston South Mason (Patrick's)	—	Katy, TX	56,850	94	53,350	502,236	9.41
San Antonio 3 -Self Storage	—	San Antonio, TX	264,840	89	234,756	1,632,761	6.96
Self-Storage Properties			1,167,234	87	1,015,257	6,492,735	6.40

Total Variable Interest Entity Properties			5,749,748	89	5,131,507	27,099,764	5.28

Total Consolidated Properties			6,897,476	88	6,103,841	41,190,060	6.75
________________________
(1) Includes gross leasable area for leases that have been executed and have commenced as of December 31, 2013.
(2) Represents base rent at December 31, 2013 for occupied square footage.
(3) Represents annualized net rent divided by rented square feet.
(4) These properties were sold during 2014.

For the year ended December 31, 2013, no tenant contributed 10% or more of our total rental revenue. We had one of the properties listed above classified as held for sale at December 31, 2013.

We classify assets as held for sale when: a) management approves the plan to sell the asset(s); b) the asset(s) are subject to a legally binding purchase and sale agreement; c) the buyer’s due diligence period has expired; d) all other contingencies and conditions precedent to closing have been satisfied; and e) the sale and transfer is probable and expected within one year. When we classify an asset as held for sale we carry at the lower of (i) net book value, or (ii) fair value less costs to sell.
Lease Expirations
The following table sets forth, for the periods specified, the number of expiring leases by property category (excluding multi-family, student housing and self-storage due to their prevailing month-to-month nature), the total rented area subject to expiring leases, annual base rent represented by expiring leases, and percentage of total annual base rent represented by expiring leases for our consolidated properties.

LEASE EXPIRATION
Year (2)	Number of Expiring Leases	Rented Square Footage Subject to Expiring Leases (3)	Annual Base Rent Under Expiring Leases ($ in thousands) (4)	Percentage of Total Annual Base Rent Represented By Expiring Leases (%) (1)
For Office Properties
2014	69	190,018	8,087	34
2015	66	169,827	5,811	25
2016	50	113,000	3,805	16
2017	23	58,348	2,069	9
2018	12	26,017	1,297	5
thereafter	14	38,968	2,598	11
	234	596,178	23,667	100
For Industrial/Commercial Properties
2014	—	—	14,220	9
2015	1	131,169	14,273	9
2016	3	725,006	12,031	8
2017	—	—	10,470	7
2018	1	204,592	10,626	7
thereafter	11	2,358,936	89,667	59
	16	3,419,703	151,287	100
For Retail Property
2014	9	40,715	406	18
2015	—	—	397	18
2016	2	8,000	368	16
2017	1	13,440	306	14
2018	—	—	262	12
thereafter	2	22,948	479	22
	14	85,103	2,218	100
(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) 2014 includes leases that have initial terms of less than one year.
(3) This figure is based on square footage actually occupied (which excludes vacant space), which accounts for the difference between this figure and total gross leasable area (which includes vacant space).
(4) This figure is based on square footage actually occupied and incorporates contractual rent increases arising after 2013, and thus differs from annualized net rent in the table under ITEM 2. PROPERTIES- Location and Type, which is based on 2013 rents.

Office Properties
At December 31, 2013, we owned nine office properties with total rentable square footage of 804,720. The office properties range in size from 26,802 square feet to 176,624 square feet, and have remaining lease terms ranging from less than one to 10 years. Most of the leases are for one to three years, requiring us to renew leases on a continuing basis. Of the approximately 190,000 square feet of leases expiring in the next 12 months, we are currently working on renewing the expiring leases or attracting new tenants. If the tenants elect not to renew, we can make no guarantees that we will be able to lease the space timely or at historic rent levels.
The office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount.  Certain of the leases provide for rent increases that are either fixed or based on a consumer price index.  As of December 31, 2013, the weighted average occupancy of the office properties was 86%.  The weighted average base rent per square foot (calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2013) was $16.25.
We are currently actively marketing our empty square footage but do not know if we will be able to lease the vacant office spaces.
Industrial/Commercial Properties
At December 31, 2013, we consolidated eight industrial properties (one owned by us and seven owned by VIEs) with total rentable square footage of 3,988,348.  The industrial properties are primarily designed for warehouse, distribution and light manufacturing usage and range in size from 15,795 square feet to 1,439,300 square feet.  As of December 31, 2013, the weighted average occupancy of the industrial properties was 89%.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2013, was $4.02.
The industrial properties have leases with remaining terms from 21 months to 17 years. There are no leases expiring in the next 12 months. Most of the leases are industrial gross leases, meaning the tenant pays as additional rent, a pro rata share of common area maintenance and repair costs, and a share of the increase in taxes and insurance over a base amount.  Certain of these leases call for fixed or consumer-price-index-based rent increases.  Some of the leases are triple net leases, whereby the tenants are required to pay their pro rata share of the properties' operating costs, common area maintenance, property taxes, insurance and non-structural repairs.
Retail Properties
At December 31, 2013, we owned three retail properties with total rentable square footage of 100,963.  The leases require the tenants to reimburse us for certain building operating costs.  As of December 31, 2013, the occupancy of the retail property was 88%.  The average base rent per square foot (calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2013) was $11.76.
Residential / Multi-Family Properties
At December 31, 2013, we consolidated seven residential/multi-family properties (three we own and four are owned by VIEs) with total rentable square footage of 653,734. These properties are typically leased for one year or on a month-to-month basis. As of December 31, 2013, multiple tenants occupied all of these properties.  The weighted average occupancy of the residential/multi-family properties was 92%.  The weighted average base rent per square foot was $11.79. Although these properties are leased on a short-term basis, we do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.
Self-Storage Properties
At December 31, 2013, we consolidated 12 self-storage properties (three we own and nine are owned by VIEs) with total rentable square footage of 1,349,711.  The self-storage properties are primarily month-to-month lease terms. As of December 31, 2013, the weighted average occupancy of the self-storage properties was 86%.  The weighted average base rent per square foot, calculated as total annualized base rents divided by gross leasable area actually occupied as of December 31, 2013, was $6.46. We do not anticipate a drop in occupancy or additional rental rate declines for these properties in the foreseeable future.
Recreational Vehicle Resort
At December 31, 2013, we consolidated two recreational vehicle resort properties totaling 56 acres. The recreational vehicle resort properties are located in California and Nevada.

Development Land
The Company owns 3,968 acres of vacant land in Houston, Texas and throughout California.
Item 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations.

Cause No. 2013-60712; Bammelbelt, L.P. and Stava Partners, LLC vs. American Spectrum Realty, Inc. et al.; In the 125th Judicial District Court of Harris County, Texas

American Spectrum Realty, Inc., American Spectrum Realty Operating Partnership, L.P., ASR 2620-2630 Fountainview, L.P., and William J. Carden are named as defendants in this matter, which was filed on October 9, 2013. We filed an answer on February 25, 2014. This matter is the result of a dispute with the seller of the property located at 2620-2630 Fountainview Dr., Houston, Texas. Plaintiff’s motion for a summary judgment against us is scheduled for hearing on December 1, 2014. Plaintiff has demanded $545,670 from us, and we are diligently seeking to resolve this matter before trial.

Cause No. 2013-47710; Bank of Houston v. American Spectrum Realty, Inc. and William J. Carden; In the 11th Judicial District Court of Harris County, Texas
American Spectrum Realty, Inc. and William J. Carden are named as defendants in this matter, which was filed against us on August 14, 2013. On January 13, 2014, we filed an answer to the complaint. The plaintiff was demanding $198,678. This action was brought by a bank for non-payment on a note payable. Subsequent to December 31, 2013, we settled the lawsuit.
Cause No. 2013-51646; Casa Bandera TIC LLC, et at v. Casa Bandera Leasing, Inc., Evergreen Realty Group, LLC, Evergreen Realty Property Managements, LLC and American Spectrum Realty Management, LLC; In the 80th Judicial District Court of Harris County, Texas
This action relates to a management contract which we acquired from Evergreen Realty Property Management, LLC in January of 2010. The acquired contract involved the management of a residential apartment building located in Las Cruces, New Mexico, which was owned by a group of tenant-in-common owners.  In May of 2013, the tenant-in-common owners of the property filed suit against the Company.  In July of 2013, the Company entered into a stand-still and settlement agreement with the tenant-in-common owners.  The agreement included, as a material term of the settlement, a provision calling for the ultimate dismissal of the lawsuit.  Notwithstanding the terms of the stand-still and settlement agreement, and unbeknownst to the Company, the tenant-in-common owners moved forward with the action against the Company and obtained a default judgment against the Company in August of 2013. As discussed above, we successfully had the default judgment set-aside in the New Mexico court; however, the New Mexico Court ordered us to provide a $1.4 million bond pending re-trial of the matter.  Because of the stand-still and settlement agreement, the Company believes it will prevail in the upcoming re-trial. In the event that the Company is not successful, the Company’s potential loss exposure is estimated to range from $0.15 million to $1.0 million.
Plaintiffs in this case are judgment creditors who initiated this action in Texas on September 3, 2013 by filing a Notice of Filing of a Foreign Judgment and Enforcement of Foreign Judgment in the amount of $1,129,728.00. This action was intended to seek enforcement of a New Mexico default judgment in Texas. We were successful in our motion for reconsideration of the default judgment in New Mexico, which resulted in the New Mexico judgment being voided along with the enforcement proceedings in Texas.
Cause No. 2013-25806; ASR 2620-2630 Fountainview LP, Fountainview Park Plaza, LLC, ASRP Investments, LLC v. ASR 2620-2630 Fountainview GP, LLC, American Spectrum Realty Operating Partnership LP, American Spectrum Realty, Inc. and American Spectrum Realty Management LLC; in the 270th District Court of Harris County, Texas
This action was filed against us on April 30, 2013 by our partner in a partnership which owned the building known as 2620-2630 Fountainview Dr. located in Houston, Texas. Plaintiffs seek recovery of approximately $1,000,000. We sold the property owned by the partnership in July of 2013. Partnership sales proceeds totaling $2.8 million were deposited into a court escrow account. We continue to negotiate with our partner in an attempt to find a mutually agreeable settlement.

Case No. 14-30174; In the United States Bankruptcy Court, Southern District of Texas, Houston Division (Parkway I & II)
ASR-8 Centre LP, ASR Parkway One and Two LP, and ASR Fountainview, LP filed for Bankruptcy on January 16, 2014. The parties began negotiations and came to a settlement. A plan for reorganization and an Order Confirming Joint Plan of Reorganization were filed and entered on July 17, 2014. The Final Decree was signed on September 22, 2014, and the case was closed on that date.
Cause No. 417-01968-2014; PPC Irvine Center Investment, LLC vs. American Spectrum Realty Management, LLC; Seventy Seven, LLC; American Spectrum Realty Operating Partnership, L.P. and American Spectrum Realty, Inc.; In the 417th Judicial District Court of Collin County, Texas
On May 22, 2014, PPC Irvine Center Investment, LLC filed a Petition for Foreign Judgment as to American Spectrum Realty, Inc., American Spectrum Realty Management, LLC, Seventy Seven, LLC, and American Spectrum Realty Operating Partnership, L.P. for a $300,000.00 judgment they obtained against us on January 16, 2014, in the Superior Court of California, County of Orange, for Case No. 30-2012-00595567-CU-BC CJC. We are in settlement discussions with the plaintiff, and although there can be no assurance, we believe that we will be successful in settling this matter.
Cause No. 2012-59293; Kurt Sabatasso and Donna Sabatasso vs. American Spectrum Realty, Inc., John N. Galardi; In the 80th Judicial District Court of Harris County, Texas
On October 8, 2012, Plaintiffs' filed an action against us for the non-payment of a promissory note, which matured in May 2012. A Judgment was awarded against ASR and the Co-Executors of Galardi Estate for $1,000,000.00 principal, $227,740 of unpaid interest accrued through April 23, 2014, additional interest in the amount of $260 per day from April 24, 2014, to the date upon which the principal and interest are paid in full, and attorney's fees in the amount of $225,000. The total amount of the judgment as of Apri1 23, 2014 was $1,452,740. The Sabatassos are currently pursuing collection action against us on the court awarded judgment. We are in discussions with the Sabatassos to resolve the claim and discharge this obligation.
The Co-Executors of Galardi Estate have filed a cross complaint against us for unpaid guarantee fees and indemnity under the provisions of the guarantee agreement between us and Mr. Galardi. The cross-complaint has been settled and we have agreed to pay the guarantee fees and to reimburse the Galardi Estate for their legal defense costs (see Item 13).
Preferred Income Cause No. DC-14-02281; Preferred Income Partners IV, LLC v. ASR 2401 Fountainview, LP, American Spectrum Realty Operating Partnership, LP, ASR 2401 Fountainview, LLC, William J. Carden, American Spectrum Realty, Inc., Patrick D. Barrett, David B. Wheless, James L. Hurn, American Spectrum Beltway, LLC and ASR Washington, LP; 44th Judicial District Court of Dallas County, Texas
This is action was filed against us on March 6, 2014, by our partner in ownership of the building known as 2401 Fountainview Dr., located in Houston Texas. Plaintiff seeks to take control of the management of ASR 240 I Fountainview, LP and further seeks preferred return payments of $375,453, increasing at the rate of $690 per day. On September 30, 2014, ASR Fountainview, LP and ASR Fountain view, LLC filed for bankruptcy. An automatic stay is imposed on this case, prohibiting the commencement of judicial proceedings against us.
Cause No. 12SL-CC03562; GSMS 2004-GG2 Phantom Road, LLC vs. McDonnell Associates, LLC and American Spectrum Realty, Inc.; In the Circuit Court of the County of St. Louis, State of Missouri, Division 5
This lawsuit was filed against us on September 14, 2012 with a demand for $750,000 which the lender/plaintiff claims is the result of a deficiency relating to a foreclosed property. The plaintiff has not been able to prove their losses in this matter, and we have filed a motion the Entry of a Take Nothing Final Judgment. We are waiting for a final ruling on our motion.
Cause No. 2011-22531; NextEra Retail of Texus, LP v. America Spectrum Real(v, Inc.; In the 164th Judicial District Court of Harris County, Texas
NextEra, the judgment creditor in this case sought the enforcement of a $2.8 million judgment. On February 14, 2014, a receiver was appointed by the Court. We settled the case on February 20, 2014, paid the plaintiff a total of $1,650,000, and the Court rescinded the receivership appointment.

Cause No. 2014-24363 American Spectrum et al. v. Dunham & Associates Holdings, Inc. et al., District Court of Harris County, Texas
On December 30, 2013 in conjunction with the acquisition of the 19 properties from Dunham & Associates Holdings, Inc. and affiliates ("Dunham"), Dunham committed to loan or arrange for loans from third parties in the aggregate amount of $6.0 million. The loan commitment was to be funded in two tranches of $3.0 million each with simple interest at 8.0% until the first anniversary, and 12.0% thereafter. The first $3.0 million was advanced in January, 2014 with the second tranche be advanced within 90 days. The second tranche was never funded.
The Company filed the above referenced lawsuit against Dunham and in June 2014, a settlement was reached. Under the terms of the settlement, Dunham agreed to buy back 14 of the original 19 properties acquired from Dunham on December 30, 2013. On July 25, 2014, Dunham completed the reacquisition of the 14 properties for the same net contribution value at which such properties were sold to the Company in 2013. The repurchased properties were valued at approximately $55.5 million, including the related secured debt of approximately $8.1 million. At the closing, Dunham surrendered shares of the Company’s Series B Preferred with an aggregate liquidation preference of approximately $47.4 million. At the closing, the Company was required to pay the transfer, escrow and title costs which totaled approximately $0.65 million. As part of the settlement agreement, the Company was required to pay its own legal fees which totaled approximately $0.20 million.
In addition to canceling the second tranche of the loan commitment for $3.0 million, the Company reduced the number of warrants issued to Dunham for the purchase of the Company’s common stock from 600,000 to 300,000 shares.
In conjunction with the settlement agreement, the Company also restructured the mandatory redemption provisions of the Series B Preferred issued to Dunham in December 2013. Pursuant to the restated Articles Supplementary for the Series B Preferred, the mandatory redemption requirements for the remaining Series B Preferred with an aggregate liquidation preference of approximately $20.1 million are as follows: (i) approximately $3.011 million, less any “Adjustments” (see definition of “Adjustments”in Part II, Item 8, Note 14 - Capital Structure, Series B Preferred) received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before December 1, 2014, (ii) approximately $7.025 million, less any Adjustments received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before June 1, 2015, and (iii) the remainder of the liquidation preference less any Adjustments will be paid to fully redeem all the remaining outstanding share of the Company’s Series B Preferred on or before December 1, 2015. Excluding any reductions for Adjustments and increases for unpaid accruing dividends, the anticipated final liquidation payment due to holders of the Company’s Series B Preferred will be approximately $10.035 million. The final redemption price payable to holders of the Company’s Series B Preferred will be increased for any accrued and unpaid dividends with respect to such shares.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There was no submission of matters to a vote of security holders during the quarter ended December 31, 2013.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the NYSE Amex under the symbol AQQ. The following table sets forth the high and low closing prices per share of our common stock for the periods indicated, as reported by the NYSE Amex.

	High:	Low:
Year ended December 31, 2013
First Quarter	$3.75	$1.44
Second Quarter	$3.39	$1.55
Third Quarter	$2.90	$2.02
Fourth Quarter	$2.40	$1.78
Year ended December 31, 2012
First Quarter	$6.97	$4.96
Second Quarter	$5.60	$3.79
Third Quarter	$5.40	$2.90
Fourth Quarter	$4.25	$3.25
As of October 24, 2014, there were approximately 1,029 holders of record of our common stock.
Halting of Trading of our Common Stock
Until April 16, 2014, our common shares were traded on the NYSE MKT LLC (the "Exchange") under the ticker “AQQ.” On April 16, 2014, the Exchange halted trading of our stock due to our failure to comply with various provisions of the Exchange's Company Guide. We have been in communication with the Exchange and are working on the areas of noncompliance in an effort to regain compliance with Exchange requirements. Notwithstanding our efforts to regain compliance, there can be no assurance that trading of our shares will be reestablished, or if they do, the value of our shares will return, or have any value.
Common Shares
We are authorized to issue up to 100 million shares of common stock with a par value of $.01 per share. As of December 2013, we had 3,703,142 shares of our common stock outstanding. Our Board of Directors has a policy of meeting on or about the 40th day after the end of each calendar quarter to consider the declaration and payment of dividends on common stock. We declared and paid cash dividends to the common shareholders in 2003. No dividends have since been declared or paid, and we have no plan to pay dividends to holders of our common stock in the foreseeable future.
Prior to 2011, we repurchased 471,350 shares of our common stock. Common stock held by us and not retired is treated as treasury stock under the cost method.  As of December 31, 2013 and 2012, we held 475,350 shares at an average cost of $6.57 per share.  We have no current plan to acquire additional shares of our common stock.
Warrants
In conjunction with the acquisition of the Dunham Properties, we issued Dunham warrants to purchase up to 600,000 shares of our common stock at a price of $2.00 per share. We use a Black-Scholes valuation methodology to assess the fair value of our warrants and stock options. Based upon the results of the Black-Scholes analysis performed as of December 31, 2013, the fair value of the warrants we issued to Dunham is considered to be zero.
Preference Shares
We are authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share. Our Board of Directors has the right to classify and designate preference shares which are authorized but unissued. In conjunction with the designation and issuance of preference shares, our Board of Directors establishes the share preferences and rights of the holders including (i) conversion and other rights, (ii) voting powers, (iii) restrictions, (iv) limitations as to dividends and other distributions, (v) qualifications, and (vi) terms and conditions of redemption. As of December 2013, we had three classes of preferred stock outstanding.
Series B Preferred Stock
On December 27, 2013, our Board of Directors authorized the issuance of up to 17,000,000 shares of Series B Preferred Stock (Series B Preferred). On December 30, 2013, we issued 16,810,609 shares of the Series B Preferred to Dunham in exchange for a 100% ownership in the equity of ASDP. Each share of Series B Preferred has a liquidation value of $4.00. The Series B Preferred shares earn a dividend, calculated as simple interest, at a rate of 8% from issue date through December 31, 2014, and thereafter at a rate of 12%.  Fifty percent of the dividends accruing on or before December, 31, 2014 are payable monthly and the unpaid portion becomes payable in one lump sum on December 1, 2015 plus any additional dividends attributable to such unpaid amounts as described below. Holders of Series B Shares are entitled to receive additional dividends equal to the amount of the unpaid fifty percent dividends beginning on the date such dividend should have been paid at a rate of 8% through December 31, 2014, and thereafter at a rate of 12% until such dividends are paid in full.  All earned dividends are payable on the first business day of the following month.
Pursuant to Series B Preferred designation and the Dunham agreements, we are obligated to redeem the Series B Preferred pro rata as follows: (i) $17,000,000 (approximately 25% of the outstanding Series B Preferred), less any “Adjustments” (defined below as Sale Payments and Debt Payments) received by the Series B Preferred holders, is payable to holders of our Series B Preferred on or before December 1, 2014, (ii) $17,000,000, less any Adjustments received by the Series B Preferred holders, is payable to holders of our Series B Preferred on or before June 1, 2015, and (iii) the remainder of the liquidation preference less any Adjustments will be paid to fully redeem all the remaining outstanding share of our Series B Preferred on or before December 1, 2015. The redemption price payable to holders of our Series B Preferred will be adjusted for all accrued and unpaid dividends with respect to such shares.
For purposes of determining the redemption amounts payable as described above, the term “Adjustments” as used in the preceding paragraph and refers to proceeds we received as follows:
1. Sale Payments. A Sale Payment includes proceeds we received as the result of the sale of a property previously acquired from Dunham (see Note 4 - Acquisition Activities). At the time of such sale, we are obligated to pay, pro rata to the holders of our outstanding Series B Preferred, additional amounts which are determined with reverence to the gross selling price of the Property and the amount paid to Dunham. If the gross selling price exceeds the amount paid to Dunham, then the Adjustment payable to holders of our Series B Preferred is equal to 50% of the difference between the amount paid to Dunham for the property and any existing secured indebtedness on the property being sold. If the gross selling price is less than the amount paid to Dunham, then the Adjustment payable to holders of our Series B Preferred is equal to 50% of the difference between the gross selling price and any existing secured indebtedness on the property being sold. Adjustments paid to holders of our Series B Preferred, will reduce, on a dollar-for-dollar basis the amounts payable to redeem shares of our Series B Preferred. To the extent that one or more properties are sold for less than the amount paid to Dunham on December 30, 2013, such “Deficit” shall accumulate and be payable 100% pro rata to holders of our Series B Preferred from the proceeds payable to us resulting from future sales of Dunham Properties whenever such gross selling price exceeds the purchase price paid to Dunham.
2. Debt Payments. An Adjustment also includes any increase in indebtedness in excess of $250,000 on any property in which ASR owns 25% or more of the equity. The proceeds of any borrowings in excess of $250,000 are required to be paid pro rata to the holders of Series B Preferred and Series C Preferred under the terms of the Series B Preferred Articles Supplementary and the Dunham agreements.
In addition to the redemption amounts described above, we are obligated to pay, pro rata to the holders of our outstanding Series B Preferred, additional amounts which are described in the Dunham agreements as “Participation Payments”. Participation Payments are equal to 25% of any excess of the gross selling price over the purchase price paid to Dunham after reducing such excess selling price for any capital improvements and selling expenses. Amounts paid as Participation Payments are in addition to any dividends and redemption amounts due to holders of our Series B Preferred shares. Such Participation Payments are agreed to survive the redemption of our Series B Preferred and shall be payable until such time as all Dunham Properties have been sold notwithstanding the full redemption of all outstanding shares of our Series B Preferred.
Payment of dividends and redemption of the Series B Preferred shares are mandatory under the terms of the Dunham agreements and our Articles Supplementary for the designation and issuance of the Series B Preferred. To the extent that we do not declare and pay the dividends and does not provide for the timely redemption of the Series B Preferred as described above, holders of our Series B Preferred shares are entitled to receive default dividends at a rate 15% from the date of such default to the date of such payment or redemption.

Series C Preferred Stock
On December 27, 2013, our Board of Directors authorized the issuance of up to 55,170 shares of Series C Preferred Stock (Series C Preferred). On December 30, 2013 and in connection with our issuance of the Series B Preferred, we converted 36,780 shares of our Series A Preferred shares on a one-for-one basis for Series C Preferred shares with a liquidation value equal to $41.87 per share. The liquidation value of Series C Preferred was determined based upon the $29 liquidation preference for the Series A Preferred plus the accumulating and unpaid Series A Preferred dividends which at the time of conversion were equal to $12.87 per share. Mr. William Carden, our President, CEO and holder of 16,140 shares of Series A Preferred converted all of his Series A Preferred into shares of our newly issued Series C Preferred.
The Series C Preferred shares earn a dividend, calculated as simple interest, at a rate of 8% from issue date through December 31, 2014, and thereafter at a rate of 12%.  Fifty percent of the dividends accruing on or before December, 31, 2014 are payable monthly and the unpaid portion becomes payable in one lump sum on December 1, 2015 plus any additional dividends attributable to such unpaid amounts as described below. Holders of Series C shares are entitled to receive additional dividends equal to the amount of the unpaid fifty percent dividends beginning on the date such dividend should have been paid at a rate of 8% through December 31, 2014, and thereafter at a rate of 12% until such dividends are paid in full.  All earned dividends are payable on the first business day of the following month.
Pursuant to Articles Supplementary for the designation of the Series C Preferred, we are obligated to redeem the liquidation preference of $41.87 per share as follows: (i) approximately $10.47 per share less any Debt Payments received by the holders of Series C Preferred will be paid payable on December 1, 2014; (ii) approximately $10.47 per share less any Debt Payments on June 1, 2015; and (iii) the remainder of the $41.87 liquidation preference on December 1, 2015 in redemption of the remaining amount of any outstanding Series C Preferred.
Debt Payments referred to in the paragraph above with respect to redemption of the Series C Preferred includes the proceeds from Company borrowings in excess of $250,000 which are required to be paid pro rata to the holders of Series B Preferred and Series C Preferred under the terms of the Series B Preferred Articles Supplementary and the Dunham agreements. Pursuant to ASC 480, the provisions of the Series B Preferred and Series C Preferred which place an unconditional obligation on us to redeem the shares for a sum certain on a specific date has the primary characteristics of a debt instrument and therefore we have classified these shares on the Statement of Financial Position as debt rather than equity. Amounts payable as dividends are accordingly reflected in our Statement of Operations as an item of interest expense rather than being treated as a preferred dividend. There are no conversion rights available to holders of Series B Preferred or Series C Preferred.
The Series B Preferred and Series C Preferred shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
Unregistered Sales of Equity Securities
In 2012, we issued 41,910 shares of common stock to a law firm as payment for legal services in the amount of $0.2 million. The issuance of common stock was exempt from the registration requirements pursuant to section 4(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
Neither we nor any affiliated purchaser bought any of our equity securities during the year ended December 31, 2013.
Securities Authorized for Issuance under Equity Compensation Plan
Information regarding securities authorized for issuance under our equity compensation plans is available in Part III, Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
During the years ended December 31, 2013 and 2012 we issued 145,000 and 7,000 shares of restricted stock, respectively, to certain employees and board members under our equity compensation plan. The recipient has the right to vote all shares, to receive all cash dividends payable to holders of shares of record on or after the date of issuance, and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to five years. The issuances of common stock were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Equity Compensation Plan information as of December 31, 2013 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	360,000	—	227,220
Total	360,000	—	227,220

Item 6. SELECTED FINANCIAL DATA
Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in Item 8 of this Annual Report on Form 10-K.
Our Business
We are a value add real estate investor looking to acquire properties which require operational attention, physical improvement or capital restructuring. Our investment strategy is to acquire, improve and hold real estate while we look for an opportunistic exit that will enable us to achieve our risk/return objectives. Our income producing properties include commercial office, industrial, retail, self-storage, multi-family residential, student housing and land for development.
In addition to our real estate portfolio, we offer our market expertise and integrated real estate solutions to select third parties for a fee. Our service offering includes property and asset management, insurance procurement, syndication services, receivership management and brokerage services. We conduct our business in the continental United States.
We conduct our business through an Operating Partnership in which we are the sole general partner, and a limited partner with a total equity interest of 94% at December 31, 2013. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the partnership. We periodically examine our corporate structure in order to evaluate if we are positioned to take advantage of the most favorable tax treatments for our shareholders, our clients and ourselves. It is our objective to consider all applicable tax laws that legally reduce the tax consequences and maximize the tax benefits associated with real estate transactions
A Real Estate Investment Trust (“REIT”) is a designation for tax purposes that enables a qualifying corporation to take a tax deduction for dividend payments to its shareholders. The ability to qualify as a REIT requires the corporation to meet certain ownership, distribution, income and asset tests established under the Internal Revenue Code of 1986, as amended. As of December 31, 2013, our ownership structure does not allow the Company to qualify as a REIT for federal income tax purposes.
Our primary business objective is to acquire and manage multiple tenant real estate in strategically located areas where our cost-effective enhancements, combined with effective leasing and management strategies, can improve the long-term values and economic returns of those properties. We focus on the following fundamentals to achieve this objective:

•
An opportunistic and disciplined disposition strategy that enhances investment performance and takes advantage of realized gains. We typically dispose of properties when the return from selling is higher than the projected return from holding the property.

•	Organic (internally developed opportunities) and inorganic (acquisition-generated opportunities) growth of our third party property management contracts and transaction service fees, coupled with;

•
An opportunistic yet disciplined acquisition strategy that focuses on mid-tier multi-tenant real estate in locations that allow us to capitalize on existing management infrastructure servicing our properties and those of our third party clients.

As of December 31, 2013, the properties that we manage were as follows:

	ASR owned (1)		Consolidated VIE's (1)		Third Party		Total
Property type	# of Properties	Square footage	# of Properties	Square footage	# of Properties	Square footage	# of Properties	Square footage
Office	9	804,720	—	—	1	29,428	10	834,148
Industrial / Commercial	1	15,795	7	3,972,553	—	—	8	3,988,348
Retail	3	100,963	—	—	2	40,636	5	141,599
Residential / Multi-family	3	43,773	4	609,961	3	148,146	10	801,880
Self-Storage	3	182,477	9	1,167,234	27	1,937,840	39	3,287,551
Total	19	1,147,728	20	5,749,748	33	2,156,050	72	9,053,526

	ASR owned (1)		Consolidated VIE's (1)		Third Party		Total
Property type	# of Properties	Acres	# of Properties	Acres	# of Properties	Acres	# of Properties	Acres
Recreational vehicle	2	56	—	—	—	—	2	56
Land	12	3,968	—	—	—	—	12	3,968
Total	14	4,024	—	—	—	—	14	4,024
____________________________
(1) See Part I, Item 2. Properties for additional property details.
In August 2013, the lender for Morenci Professional Park foreclosed on the asset. Prior to the foreclosure, we elected to discontinue payments on the $1.6 million mortgage as we believed that the balance of the mortgage exceeded the market value of the property. The property securing the debt was held in one of our wholly-owned subsidiaries, and we had not guaranteed the mortgage note payable. Our subsidiary recorded a loss of $0.2 million as a result of the foreclosure.
In August 2013, we ceased to be the primary beneficiary of the VIE that owned the property known as University Fountains at Lubbock (a student housing property). Inasmuch as we no longer manage or have a continuing involvement with this property, we have deconsolidated this VIE from our Consolidated Financial Statements. We did not record a gain or loss as a result of the deconsolidation.
On July 2013, we sold an office property located at 2620/2630 Fountain View in Houston, Texas, which we held in a partnership with another investor. We sold the property for approximately $8.9 million, and generated proceeds of approximately $3.1 million after selling expenses and repayment of the secured note payable in the amount of approximately $5.2 million.  The transaction generated a gain of approximately $1.2 million.
In July 2013, the lender for 1501 Mockingbird foreclosed on the asset. Prior to the foreclosure we elected to discontinue payments on the $3.1 million mortgage as we believed that the balance of the mortgage exceeded the market value of the property. The debt was secured by the property, which was held in one of our wholly-owned, consolidated subsidiaries, and we had not guaranteed the mortgage obligation. We recognized a loss of $0.2 million as a result of the foreclosure.
In June 2013, the lender for the 11500 Northwest Freeway property foreclosed on the asset. ASR chose to discontinue paying the $3.9 million unpaid debt as it exceeded the market value of the property. The property securing the debt was held by a consolidated, wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.1 million. No proceeds were received as a result of the transaction.
During the first quarter of 2013, the Company deconsolidated two VIEs after determining that it was no longer the primary beneficiary. The entities were Fishers Indiana and College Park. ASR no longer manages or has a continuing involvement with properties owned by these entities. There was no gain nor loss associated with these deconsolidations.
Revenues:
Rental Revenues. We derive rental revenues from tenants who occupy space in our portfolio of consolidated properties. There are three key drivers for rental revenue:

•	Occupancy rate - Rental revenues are dependent on our ability to lease spaces to quality tenants.

•	Rental rate – Increased vacancy in the marketplace tends to drive down rental rates. As leases expire, we replace the existing leases with new leases at the current market rental rate.

•
Tenant retention - High customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. We believe in and strive to create open communication with our customers and provide superior customer service.

Occupancy Rate

	Weighted Average Occupancy as of December 31,
Property Type	2013	2012
Office properties	86%	82%
Industrial properties	89%	76%
Retail properties	88%	79%
Residential / Multi-family properties	92%	88%
Self storage properties	86%	86%
In 2013, we were able to increase the weighted average occupancy rate for all property types over 2012, except for self-storage properties, for which the occupancy rate remained the same. We are currently in the process of aggressively marketing all vacated spaces, but cannot make any guarantees as to when we will find quality tenants or if we will experience a reduction in rental rates.
Rental Rate

	Weighted Average Base Rent Per Occupied Square Foot as of December 31,
Property Type	2013	2012
Office properties	$16.25	$14.82
Industrial properties	$4.02	$4.04
Retail properties	$11.76	$10.04
Residential / Multi-family properties	$11.79	$10.66
Self storage properties	$6.46	$5.78
In 2013, we were able to increase the weighted average base rent per occupied square foot for all property types over 2012, except for industrial properties, whose base rate decreased slightly year over year. We do not anticipate rent rates to decline in the near term for these properties, and anticipate that our weighted average base rent will remain at its present level in the coming year. We are currently actively marketing our empty square footage but do not know when or at what rental rates we will be able to lease the vacant spaces.
Tenant Retention Rate
Third party management and leasing revenue. We derive these revenues from the fees charged to our third party clients for management services, tenant acquisition fees, leasing fees and loan advisory fees for arranging financing related to managed properties. If our third party clients elect to sell a property we manage, we will receive transaction fees and commissions relating to the sale of the property.
Expenses
Property operating expenses. Property operating expenses consist primarily of property taxes, insurance, repairs, maintenance, personnel costs and building service contracts.
General and administrative expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology, and corporate administration, as well as professional fees, including audit and legal fees.
Depreciation and amortization expenses. Depreciation and amortization expenses consist primarily of depreciation associated with our real estate held for investment, amortization of purchased intangibles, depreciation of additional capital improvements, and the amortization of lease costs associated with consolidated properties.
Interest expenses. Interest expenses consist primarily of the interest owed to creditors for debt associated with our consolidated portfolio of properties.

CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying notes.
On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Variable Interest Entity (VIE) accounting

•	Business combinations

•	Investment in real estate assets

•	Assets held for sale

•	Discontinued operations

•	Sales of real estate assets

•	Fair value measurements

•	Impairment or assets

•	Income taxes.
Variable Interest Entity Accounting
Our determination of the appropriate accounting method with respect to our VIEs is based on Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board, (FASB) in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity. This primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.
We analyze our interests in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including, but not limited to: (a) sign and enter into leases; set, distribute, and implement the capital budgets, the authority to refinance or sell the property within contractually defined limits, (b) the ability to receive fees that are significant to the property and (c) a necessity of funding any deficit cash flows.
We consolidate any VIE of which we are the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated, a judgment that is inherently subjective. We deconsolidate a VIE when we determine that we are no longer the primary beneficiary. For VIEs in which we own an insignificant interest, we deconsolidate the VIE by eliminating the accounts from the balance sheet with a corresponding offset to the equity of the non-controlling interest. Operations are recognized through the date of deconsolidation.
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
Assets Held for Sale
We classify assets as held for sale when: a) management approves the plan to sell the asset(s); b) the asset(s) are subject to a legally binding purchase and sale agreement; c) the buyer’s due diligence period has expired; d) all other contingencies and conditions precedent to closing have been satisfied; and e) the sale and transfer is probable and expected within one year. If all of the required criteria are met, we discloses the property as properties held for sale and include the revenues and expenses from property operations in our Consolidated Statements of Operations as discontinued operations. Assets held for sale are carried at the lower of (i) net book value, or (ii) fair value less costs to sell.
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
Impairment of Assets
Goodwill is assessed for impairment annually when events or changes in circumstances indicate potential impairment. We may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.
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
Historically, we have incurred taxable losses in years in which we do not sell any real estate assets for gains. We expect to sell real estate assets in the future and have determined that it is more likely than not that future taxable income, primarily from gains on the sales of real estate assets, will be sufficient to enable us to realize all of net deferred tax assets, as adjusted.

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that exceeds the fifty percent probability threshold for realization upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
Segments
Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses and prepare financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. In 2012, we operated as one segment that provided comprehensive real estate services to all geographic regions.
During the first quarter of 2013, the Company reassessed its application of segment guidance and based on the expected performance of our operating segments, determined that it would be more appropriate to present our reporting units as two reportable segments: (i) real estate portfolio operations and (ii) integrated real estate services provided to third-parties. All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.
In conjunction with this reassessment, we have revised our prior period presentation to present information for our segments.

RESULTS OF OPERATIONS
Revenues by Period
The following table sets forth revenues for years ending December 31, 2013 and 2012, respectively and the change between periods:

	Year ended December 31,
	(in thousands, except percentages)
	2013	2012	Change ($)	Change (%)
Rental revenue	$39,226	$39,050	$176	0.5
Third party management and leasing revenue	3,441	3,060	381	12.5

The changes in revenues during 2013 as compared to 2012 were primarily due to the following:

•
Rental revenue increased by approximately $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Increases in the weighted average occupancy rate and the weighted average base rent per occupied square foot for most property types in 2013 over 2012 contributed to the increase in rental revenue.

•
Third party management and leasing revenue increased by approximately $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in the number of third party contracts to 33 units in 2013 from 21 units in 2012.

Operating Expenses by Period
The following table sets forth expenses for years ending December 31, 2013 and 2012, respectively and the percentage and dollar change between periods (in thousands, except for percentages):

	Year ended December 31,
	2013	2012	Favorable (Unfavorable) Change ($)	Favorable (Unfavorable) Change (%)
Property operating expense	13,944	10,505	(3,439)	(32.7)
Corporate general and administrative	15,192	10,204	(4,988)	(48.9)
Depreciation and amortization	15,909	16,265	356	2.2
Interest expense	14,938	16,508	1,570	9.5
Impairment expense	1,844	982	(862)	(87.8)
The changes in operating expenses during the years ending December 31, 2013 and 2012, respectively were primarily due to the following:

•
For the year ended December 31, 2013, our property operating expenses increased $3.4 million or 33% from $10.5 million in 2012 to $13.9 million during the fiscal year ended December 31, 2013. The increase in operating expense was due to late fees and penalties on our notes payable ($0.8 million), higher repairs and maintenance costs ($0.7 million), late fees and premiums to vendors ($0.7 million), increases in insurance and property taxes ($0.4 million), higher legal and professional fees at the property level ($0.4 million), and increased payroll and other operating expenses( $0.4 million).

•
Corporate general and administrative expenses increased by $5.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to attorney fees and settlements related to 2013 litigation cases, (see Item 3 - Legal Proceedings) and higher insurance and payroll costs.

•
Depreciation and amortization expense decreased by $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in this expense is due to the reduction in property held for investment from 2012 to 2013.

•
During the year ended December 31, 2013 our interest expense declined approximately $1.6 million or 9.5% from $16.5 million in 2012 to $14.9 million during the same period in 2013. As of December 31, 2013, our notes payable totaled $263.4 million which represented a 15.8% decline from December 31, 2013. The $1.6 million decline in interest expense for our fiscal year ending in 2013 when compared to the same period in 2012 is due primarily to the reduction in notes payable which occurred from 2012 to the end of 2013.

•	Impairment expense increased by approximately $0.9 million. This increase was primarily attributable to the write-off of management contracts due to deconsolidation of VIE's.
All of our expenses are significantly influenced by the properties we own and the number of VIEs which are consolidated.
Other Income Statement Items by Period
The following table sets forth our other income statement items for the years ending December 31, 2013 and 2012, respectively and the dollar and percentage change between periods (in thousands, except for percentages):

	Year ended December 31,
	2013	2012	Favorable (Unfavorable) Change ($)	Favorable (Unfavorable) Change (%)
Interest income	6	125	(119)	(95.2)
Income (loss) from discontinued operations	(654)	6,494	(7,148)	(110.1)
Net loss attributable to noncontrolling interests	1,414	3,199	(1,785)	55.8
Gain (loss) on extinguishment of debt	10,327	682	9,645	100.0
Loss on litigation settlement	(3,928)	—	(3,928)	N/A
The changes in other income statement items during the year ending December 31, 2013 as compared to the year ending December 31, 2012 were primarily due to the following:

•
Income (loss) from discontinued operations for the the year ending December 31, 2013 includes the net gain from the disposition of four owned properties (Morenci Professional Park , 1501 Mockingbird, 2620/2630 Fountain View and 11500 NW Freeway), their net of tax operating results through the date of disposition as well as the operating results of University Fountains at Lubbock. Income (loss) for the year ended December 31, 2012 includes the net gain from the 11 properties disposed of in 2012 and the net operating loss from properties disposed or deconsolidated in 2012 and 2013.

•
Non-controlling interests consist of operating partnership unit holders other than us, the non-controlling interests in our partially owned properties, and the non-controlling interests in our VIEs held by others. The decrease in non-controlling interest was in large part attributable to a decrease in loss from our VIE’s held by others between periods.

•
The gain on extinguishment of debt and loss on litigation settlement in 2013 were the result of an agreement to settle all outstanding disputes and litigation related to the 2010 acquisition of assets and business interests from Evergreen Realty Group, LLC and affiliate (see Item 3. - Legal Proceedings).

LIQUIDITY AND CAPITAL RESOURCES
The Company’s business model is to acquire properties that require operational attention, physical improvement, repositioning or capital restructuring.  The stated investment strategy is to acquire, improve and hold assets while looking for an opportunistic exit, enabling the Company to achieve its risk/return objectives.  This business model relies on the acquisition, repositioning and sale of properties that require operational attention, physical improvement or capital restructuring.  The process of repositioning acquired assets sometimes results in near-term operating losses until the individual assets can be stabilized and brought to an optimal operating level.  Once this is achieved, the asset may be targeted as needed for disposition to recycle the Company’s capital.  This process places an operational emphasis on asset dispositions to demonstrate profitability.
In preparing our financial statements, we perform an assessment of available resources in relation to our near-term liquid resources, maturing debt instruments and currently due obligations. Given our current financial position, we believe that there is a potential risk that we may not meet our existing and maturing obligations. Accordingly, we have performed an operational review, looking for areas where we could improve operating performance and have done an analysis of our portfolio to look for assets that could be liquidated as a means of generating liquidity to meet our obligations. Although there can be no assurances, we have developed a plan which is designed to address our liquidity issues in the short and long-term. (see Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note. 3 - Going Concern.)
As of December 31, 2013, we had cash and cash equivalents of $2.6 million; our accounts payable and accrued liabilities totaled $8.9 million and $13.3 million, respectively. Approximately $53.69 million of our $263.39 million on notes payable which are outstanding as of December 31, 2013 will come due in 2014. In response to our liquidity challenges, we have developed a set of strategic objectives designed to increase cash flows from operating activities through the following initiatives:

•	Increased revenues through new syndication or joint venture acquisitions

•	Additional receivership assignments

•	Increased third-party management services

•	Reduced staffing and related operational expenses
Since we began these initiatives in 2014, we anticipate a partial impact on 2014 earnings and the full impact to be reflected thereafter.
As a means of generating additional liquidity in 2014 to meet our maturing debt obligations, management has increased the pace of asset sales and expects to continue the process into 2015. The current plan is to dispose of properties that will generate aggregate net sales revenue of approximately $57 million, reduce consolidated secured obligations by approximately $34 million, and provide liquidity to the Company. During 2014, we have completed the following dispositions:
In January 2014, we sold Windrose Plaza for $5.75 million and received net sales proceeds of $5.42 million after selling expenses. In conjunction with the sale, we paid off the notes payable secured by Windrose Plaza, and other obligations, totaling approximately $5.1 million. We used the remaining proceeds to fund operations.
In June 2014, we sold the property known as 2640/2650 Fountain View for $17.35 million. We received $4.58 million after payments to creditors totaling $12.67 million, and selling expenses of approximately $0.11 million.
In October 2014, we sold our property located at 8100 Washington in Houston, Texas for $4.10 million and received net sales proceeds of $4.01 million. At the time of the sale, we also paid off the secured note payable in the amount of $1.49 million. Including closing adjustments for prorations and operating expense, we realized net proceeds of $2.33 million.
In addition to planned sales of our properties, we continue to negotiate refinancing of properties allowing for reduced interest and monthly payments, as well as refinancing that will allow us to access funds from appreciated property values. The implementation of our management initiatives, the forecasted sales of real estate and the refinancing of loans are expected to address our liquidity needs in the near-term, and allow us to generate cash flows from operations to reduce our accounts payable and vendor obligations. We believe that our current operating plan is achievable given our demonstrated track record of property refinancing and sales at times when additional liquidity was required.
We have taken the following additional steps to meet our liquidity needs:

•
We continually review the fair value of our assets in relation to market value and cash flows. Where we are unable to generate positive cash flows from property operations, and the achievable value of the property is less than the balance on the mortgage, we will consider a strategic default on the property's mortgage.

•	We will continue to focus on increasing occupancy rates and managing our cost structure.

•	We will continue to negotiate with our creditors for extended terms in order to manage our cash resources.
During the first half of 2014, we obtained a $3.0 million loan to assist with liquidity needs. We intend to repay the loan upon the sale of our properties held for sale, however, we cannot assure the proceeds ultimately generated from the sale of any assets held for sale will meet our short-term or long-term cash needs.
In conjunction with our settlement agreement with Dunham (see Item 3), we restructured the mandatory redemption provisions of the Series B Preferred issued to Dunham in December 2013 (see Note 14 - Capital Structure, Series B Preferred and Note 20 - Subsequent Events, Acquisition Litigation). Pursuant to the restated Articles Supplementary for the Series B Preferred, we are required to redeem the remaining $20.1 million shares of Series B Preferred held by Dunham as follows: (i) approximately $3.011 million, less any “Adjustments” (see definition of Adjustments in Note 14 - Capital Structure, Series B Preferred) received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before December 1, 2014, (ii) approximately $7.025 million, less any Adjustments received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before June 1, 2015, and (iii) the remainder of the liquidation preference less any Adjustments will be paid to fully redeem all the remaining outstanding share of the Company’s Series B Preferred on or before December 1, 2015. Excluding any reductions for Adjustments and increases for unpaid accruing dividends, the anticipated final liquidation payment due to holders of the Company’s Series B Preferred will be approximately $10.035 million on December 1, 2015.

As of December 31, 2013 we are in default on the notes listed below. The balances disclosed in the table below exclude additional fees that may be the result of non-payment, (in thousands):

Property Secured by:	ASR Ownership Percentage (%)	Balance at December 31, 2013
		(in thousands)
Atrium 6430	100%	$2,074
2640/2650 Fountain View	100%	12,632
800/888 Sam Houston Parkway	100%	4,223
2401 Fountain View Office Tower	50%	11,446
Northwest Spectrum Plaza	100%	4,490
Corporate - Unsecured (1)	100%	1,125
Total		$35,990
___________________________
(1) Comprised of a $1.0 million Corporate unsecured note - lender had initiated legal proceedings to collect; as of October 29, 2014, negotiation are in progress to settle this debt; and a $0.13 million Corporate unsecured note which matured in May 2012 and paid during October 2014.

All of the properties securing the debt in default are held by consolidated, wholly-owned subsidiaries or consolidated VIEs. We do not guarantee these mortgages. All of the notes in default have payment acceleration clauses, and the lenders holding these notes could demand payment in full, including additional fees and interest.
In January 2014, the Company filed voluntary petitions for reorganization under Chapter 11, Title 11 of the US Bankruptcy Code for three subsidiaries: ASR-8 Center LP (Northwest Spectrum Plaza), ASR-Parkway One & Two LP (800/888 Sam Houston Parkway), and ASR-Fountain View Place LP (2640/2650 Fountain View). The Company sought protection from the secured creditors in bankruptcy court as a means of preserving the Company’s equity in the properties held by these subsidiaries since the creditors were seeking to foreclosure on the assets.
Subsequently, in June 2014, the property held and ASR-Fountain View Place LP (2640/2650 Fountain View) was sold for $17.35 million and all creditors were paid in full. In addition, ASR-Parkway One & Two LP and ASR-8 Center LP filed plans of reorganization with the US Bankruptcy Court, which provided for the creditors of these two subsidiaries to be paid the full amount they were owed. ASR-Parkway One & Two LP entered into a new note with the existing secured creditor in the amount of $4.6 million, maturing June 30, 2015 at a fixed rate of interest of 4.25%. Similarly, the property held by ASR-8 Center LP entered into a new note with the lender for $4.9 million, maturing December 31, 2015, at a fixed interest rate of 4.25%.
In July 2014, the secured lender foreclosed the property known as 6430 Richmond. The $2.05 million note payable secured by the property had matured in May of 2012 and could not be replaced under terms that were economically viable. The property and the corresponding note payable were held by a consolidated, wholly-owned subsidiary, and the Company did not guarantee the note payable.
On September 30, 2014, the Company filed voluntary petitions for reorganization under Chapter 11, Title 11 of the US Bankruptcy Code for ASR 2401 Fountainview, LP, a subsidiary of the Company. The action was taken by the Company in response to foreclosure proceedings instituted by the secured creditor. The Company’s management believes that the value of the property known as 2401 Fountainview can be preserved through either a plan of reorganization or orderly marketing and sale of the asset. Although there can be no assurances, the Company believes that the subsidiary will continue to operate as a “debtor in possession” in the ordinary course under the jurisdiction of the Bankruptcy Court.
On February 14, 2014, at the request of Nextera Retail of Texas, LP (“Nextera”), the District Court of Harris County, Texas (the “Court”) appointed a receiver in connection with a judgment against the Company. The action was the result of a vendor dispute that was settled by the Court in favor of Nextera, in the amount of $2.8 million. On February 20, 2014, the Company satisfied in full all obligations to Nextera, with a payment of $1.5 million and receivership costs of $0.15 million, and the District Court rescinded the order appointing the receiver.  Day-to-day operations of the Company were not impacted, and satisfaction of the Nextera obligation did not have a material adverse effect on the operations or financial condition of the Company.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

Cash Flows from Operations
During 2013, net cash used in operating activities totaled $1.5 million. Net cash provided by operating activities was $8.7 million in 2012. Consolidated net loss for 2013 totaled $15.2 million, compared to consolidated net loss of $1.8 million for 2012.
Noncash items recognized in 2013 totaled $14.1 million, consisting primarily of depreciation and amortization expense ($17.2 million), loss on litigation settlement ($3.9 million), impairment ($1.9 million) and income tax expense ($1.9 million) partially offset by gain on extinguishment of debt ($10.3 million) and deferred rental income ($0.5 million).
Noncash items recognized in 2012 totaled $8.8 million, consisting primarily of depreciation and amortization expense ($22.6 million), impairment ($1.0 million) and income tax expense ($1.0 million) partially offset by gain on disposition of real estate assets ($15.1 million) and deferred rental income ($0.7 million).
During 2013 changes in working capital used $0.4 million in cash, primarily consisting of changes in restricted cash ($3.5 million) and higher prepaid and other assets ($1.6 million) and higher receivables ($0.9 million), partially offset by higher accounts payables ($3.4 million) and higher accrued and other liabilities ($2.2 million).
During 2012 changes in working capital provided $1.7 million million in cash, primarily consisting of higher accounts payables ($1.8 million) and higher accrued and other liabilities ($2.8 million), partially offset by higher prepaid and other assets ($2.7 million), changes in restricted cash ($0.1 million)and higher receivables ($0.1 million).
Cash Flows from Investing Activities
During 2013 and 2012, investing activities provided cash of $7.9 million and $41.4 million respectively. Proceeds from the sale of real estate assets were $8.9 million and $42.9 million, respectively. Cash flows from investing activities in 2013 and 2012 were partially offset by capital expenditures of $1.0 million and $1.5 million, respectively.
Cash Flows from Financing
During 2013, financing activities used net cash of $8.0 million, primarily consisting of payments on borrowings of ($26.1 million) and distributions to noncontrolling interests ($8.2 million), partially offset by proceeds from borrowings ($26.3 million).
During 2012, financing activities used net cash of $50.4 million. The primary uses of cash for financing activities were the payments on borrowings of $64.6 million and distributions to noncontrolling interests of $7.7 million. Cash outflows for financing activities were partially offset by proceeds from borrowings of $19.9 million and contributions from noncontrolling interests of $2.0 million

INFLATION
Inflation has not had a significant impact on our financial results because of the relatively low inflation rate in our geographic areas of operation. Additionally, most of our leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMERICAN SPECTRUM REALTY, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
American Spectrum Realty, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of American Spectrum Realty, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the periods ended December 31, 2013 and 2012. American Spectrum’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Spectrum Realty, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods ended December 31, 2013and 2012 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from continuing operations and relative low levels of cash and cash equivalents. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

EEPB, PC

Houston, Texas
October 30, 2014

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS

Real estate held for investment (includes $253,928 and $327,676 from consolidated Variable Interest Entities ("VIE's"), respectively)	$416,982	$438,675
Accumulated depreciation (includes $39,828 and $37,127 from consolidated VIE's, respectively)	(70,208)	(71,775)
Real estate held for investment, net (includes $214,100 and $290,549 from consolidated VIE's, respectively)	346,774	366,900
Cash and cash equivalents (includes $2,475 and $3,724 from consolidated VIE's, respectively)	2,587	4,216
Restricted cash	2,805	—
Tenant and other receivables (includes $970 and $784 from consolidated VIE's, respectively), net of allowance for doubtful accounts of $417 and $673 (includes $236 and $473 from consolidated VIE's, respectively)	1,687	1,281
Assets held for sale, net of accumulated depreciation of $1,485	2,870	—
Deferred rents receivable (includes $2,811and $2,204 from consolidated VIE's, respectively)	3,546	3,269
Purchased intangibles subject to amortization, net of accumulated amortization of $5,417 and $3,114, respectively	2,920	5,946
Deferred tax assets	9,340	11,308
Goodwill	12,756	6,687
Investment in unconsolidated real estate assets from related parties	389	332
Receivables from Evergreen	—	1,686
Prepaid and other assets, net (includes $7,668 and $8,600 from consolidated VIE's, respectively)	12,981	15,753
Total Assets	$398,655	$417,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable (includes $168,433 and $221,899 from consolidated VIE's, respectively)	$259,600	$312,662
Notes payable on assets held for sale	3,794	—
Accounts payable (includes $284 and $398 from consolidated VIE's, respectively)	8,868	7,458
Accrued and other liabilities (includes $5,773 and $6,759 from consolidated VIE's, respectively)	13,357	15,241
Long-term liabilities - Series B Preferred and Series C Preferred	69,022	—
Total liabilities	354,641	335,361

Commitments and Contingencies (Note 19):

Stockholders' Equity:
American Spectrum Realty, Inc, stockholders' equity (deficit):
Preferred Stock, par value $.01 per share, 25,000,000 shares authorized:
Series A Preferred, 15% cumulative, par value $.01 per share, 68,965 authorized shares, 18,390 and 55,170 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	1
Series B Preferred, 8% cumulative, par value $.01 per share, 17,000,000 authorized shares, 16,870,609 shares issued and outstanding at December 31, 2013	—	—
Series C Preferred, 8% cumulative, par value $.01 per share, 55,170 authorized shares, 36,780 shares issued and outstanding at December 31, 2013	—	—
Common Stock, par value $.01 per share, 100,000,000 authorized shares, 4,174,492 and 4,039,191 shares issued at December 31, 2013 and December 31, 2012, respectively; 3,703,142 and 3,567,779 shares outstanding at December 31, 2013 and December 31, 2012, respectively	42	34
Additional paid-in capital	60,412	61,158
Accumulated deficit	(68,865)	(55,096)
Treasury stock, at cost, 471,350 shares at December 31, 2013 and December 31, 2012	(3,095)	(3,095)
Total American Spectrum Realty, Inc. stockholders' equity (deficit)	(11,506)	3,002

Noncontrolling interest	55,520	79,015

Total Equity	44,014	82,017
Total Liabilities and Equity	$398,655	$417,378
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Revenues:
Rental revenue	$39,226	$39,050
Third party management and leasing revenue	3,441	3,060
Interest income	6	125
Total revenues	42,673	42,235
Expenses:
Property operating expense	13,944	10,505
Corporate general and administrative	15,192	10,204
Depreciation and amortization	15,909	16,265
Interest expense	14,938	16,508
Impairment expense	1,844	982
Total expenses	61,827	54,464
Other income:
Gain (loss) on extinguishment of debt	10,327	682
Loss on litigation settlement	(3,928)	—
Total other income	6,399	682
Loss from continuing operations before income taxes	(12,755)	(11,547)
Income tax (expense) benefit	(1,774)	3,268
Loss from continuing operations	(14,529)	(8,279)
Discontinued operations:
Loss from discontinued operations	(899)	(4,505)
Gain on disposition of discontinued operations	439	15,082
Income tax expense	(194)	(4,083)
Income (loss) from discontinued operations	(654)	6,494

Net loss, including noncontrolling interests	(15,183)	(1,785)

Net loss attributable to noncontrolling interests	1,414	3,199

Net income (loss) attributable to American Spectrum Realty, Inc.	(13,769)	1,414

Preferred stock dividends	(240)	(240)

Net income (loss) attributable to American Spectrum Realty, Inc. common stockholders	$(14,009)	$1,174

Basic and diluted per share data:
Loss from continuing operations attributable to American Spectrum Realty, Inc. common stockholders	$(3.68)	$(1.60)
Income (loss) from discontinued operations attributable to American Spectrum Realty, Inc. common stockholders	(0.20)	1.93
Net income (loss) attributable to American Spectrum Realty, Inc. common stockholders	$(3.88)	$0.33

Basic and diluted weighted average shares	3,610,243	3,569,032

Amounts attributable to American Spectrum Realty, Inc. common stockholders:
Loss from continuing operations	$(13,286)	$(5,715)
Income (loss) from discontinued operations	(723)	6,889
Net income (loss)	$(14,009)	$1,174
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share amounts)

	Number Preferred Shares	Number Common Shares	Non controlling Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total ASR, Inc. Equity	Total Equity
Balance January 1, 2012	55,170	3,816,016	$96,612	$1	$34	$51,923	$(56,510)	$(3,095)	$(7,647)	$88,965
Preferred stock dividends	—	—	—	—	—	(240)	—	—	(240)	(240)
Stock-based compensation	—	—	—	—	—	205	—	—	205	205
Restricted stock forfeitures	—	(17,004)	—	—	—	—	—	—	—	—
Conversion of OP units to common stock	—	191,269	(1,711)	—	—	1,711	—	—	1,711	—
Repurchase of OP units	—	—	(8,013)	—	—	8,013	—	—	8,013	—
Issuance of Common Stock		48,910	—	—	—	203	—	—	203	203
Acquisition of VIE properties	—	—	657	—	—	(657)	—	—	(657)	—
Deconsolidation of VIE's	—	—	377	—	—	—	—	—	—	377
Noncontrolling interests share of income	—	—	(3,199)	—	—	—	—	—	—	(3,199)
Repurchase of preferred partnership interest			—	—	—	—	—	—	—	—
Distributions	—	—	(7,680)	—	—	—	—	—	—	(7,680)
Contributions	—	—	1,972	—	—	—	—	—	—	1,972
Net income	—	—	—	—	—	—	1,414	—	1,414	1,414
Balance January 1, 2013	55,170	4,039,191	$79,015	$1	$34	$61,158	$(55,096)	$(3,095)	$3,002	$82,017
Preferred stock dividends	—	—	—	—	—	360	—	—	360	360
Series A Preferred conversion to Series C Preferred	(36,780)	—	—	(1)	—	(1,539)	—	—	(1,540)	(1,540)
Stock-based compensation	—	145,000	—	—	—	420	—	—	420	420
Restricted stock forfeitures	—	(11,068)	—	—	—	—	—	—	—	—
Conversion of OP units to common stock	—	1,369	(21)	—	—	21	—	—	21	—
Deconsolidation of VIE's	—	—	(13,789)	—	—	—	—	—	—	(13,789)
Adjust common stock to par value	—	—	—	—	8	(8)	—	—	—	—
Noncontrolling interests share of loss	—	—	(1,414)	—	—	—	—	—	—	(1,414)
Distributions	—	—	(8,282)	—	—	—	—	—	—	(8,282)
Contributions	—	—	11	—	—	—	—	—	—	11
Net loss	—	—	—	—	—	—	(13,769)	—	(13,769)	(13,769)
Balance December 31, 2013	18,390	4,174,492	$55,520	$—	$42	$60,412	$(68,865)	$(3,095)	$(11,506)	$44,014
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SPECTRUM REALTY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interests	$(15,183)	$(1,785)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,252	22,572
Impairment expense	1,844	982
Income tax expense	1,968	815
Gain on extinguishment of debt	(10,327)	(682)
Loss on litigation settlement	3,928	—
Gain on disposition of real estate assets	(439)	(15,082)
Stock-based compensation	420	205
Deferred rental income	(587)	(753)
Changes in operating assets and liabilities:
Increase in tenant and other receivables	(902)	(75)
Increase in prepaid and other assets	(1,642)	(2,720)
Increase in accounts payable	3,446	1,815
Increase in accrued and other liabilities	2,188	2,823
Change in restricted cash	(3,490)	(103)
Net cash (used in) provided by operating activities:	(1,524)	8,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from sales of real estate assets	8,913	42,881
Capital improvements to real estate assets	(1,043)	(1,521)
Investments in unconsolidated real estate assets	—	—
Net cash provided by investing activities:	7,870	41,360
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	26,361	19,877
Repayment of borrowings-property sales	(5,236)	(37,761)
Repayment of borrowings-scheduled payments	(5,526)	(11,639)
Repayment of borrowings-other	(15,303)	(14,555)
Contributions from noncontrolling interests	11	1,972
Distributions to noncontrolling interests	(8,282)	(7,680)
Net cash used in financing activities:	(7,975)	(49,786)

Increase (decrease) in cash and cash equivalents	(1,629)	(414)

Cash and cash equivalents, beginning of period	4,216	4,630

Cash and cash equivalents, end of period	$2,587	$4,216

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of operating partnership units to common stock	21	1,711
Conversion of accounts payable to note payable	1,295	1,417
Conversion of accounts payable to common stock	—	203
Debt assumed in connection with real estate acquisition	17,167	—
Issuance of Series B Preferred in connection with real estate acquisition	67,481	—
Conversion of Series A Preferred to Series C Preferred	1,540	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	17,114	21,126
Cash paid for income taxes	—	62

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1. BUSINESS OVERVIEW
American Spectrum Realty, Inc. (ASR, the Company) is a value add real estate investor looking to acquire properties which require operational attention, physical improvement or capital restructuring. The Company’s investment strategy is to acquire, improve and hold while looking for an opportunistic exit enabling the Company to achieve its risk/return objectives. The Company’s property portfolio consists of income-producing properties and land held for development, including properties in which ASR has a controlling interest, or where the Company is the primary beneficiary of a variable interest entity (a "VIE”). ASR's income-producing properties include commercial office, industrial, retail, self-storage, multi-family residential, and student housing. In addition to the Company’s real estate portfolio, ASR offers market expertise and integrated real estate solutions to select third parties for a fee. ASR's service offering includes property and asset management, insurance procurement, syndication services, receivership management, and brokerage services.
ASR was incorporated in Maryland in August of 2000, and is headquartered in Houston, Texas. The Company conducts business operations in the continental United States primarily through American Spectrum Realty Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). ASR is the sole general partner of the Operating Partnership, and holds limited partnership interests representing approximately 94% of the equity interests at December 31, 2013. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and direct the business activities of the Operating Partnership. In general, the Operating Partnership units that are not held by ASR (approximately 6% of the outstanding units) are exchangeable for shares of the Company’s common stock on a two-for-one basis, or for cash equal to the value of such stock at ASR’s sole discretion (see Note 13 - Noncontrolling Interest and Operating Partnership Units).
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company, its subsidiaries, and those VIEs in which the Company is the primary beneficiary. All material intercompany transactions and balances are eliminated in consolidation.
Under GAAP accounting rules, there is an inherent presumption that the Company will be able to continue its operating activities, realize its assets and meet its obligations in the ordinary course of business. Due to risks and uncertainties surrounding the Company’s ability to meet its ongoing obligations as they come due, the Company has provided additional disclosure under Note 3 - Going Concern.
Use of Estimates
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Critical estimates include (i) determining the value of financial instruments, (ii) revenue recognition including future minimum rents, tenant expense recoveries and collectability, (iii) determining the fair values of the Company’s investment properties, and (iv) the estimates and assumptions used to determine impairment of goodwill and other intangibles. In determining the fair values and when conducting impairment tests, the Company makes estimates of future cash flows, useful lives over which such cash flows will occur, their amount, and the asset’s residual value. Estimates used by the Company inherently involve significant judgment and a degree of uncertainty. Because future events rarely develop exactly as forecasted, the use of estimates routinely requires adjustment and actual results could differ from the estimates provided by the Company and such differences could be significant.
Reclassifications
Certain balance sheet amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investment instruments with an original maturity of three months or less. As of December 31, 2013 and 2012, the Company held cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits. As of December 31, 2013 and 2012, the consolidated amounts of cash and cash equivalents included $2.5 million and $3.7 million, respectively of cash and cash equivalents held inside of VIEs. Funds held in VIEs are used to fund operations of the respective VIEs and are not available for general corporate purposes.

Restricted Cash
As of December 31, 2013, the Company had restricted cash of $2.8 million which was held in a court trust account pending a court ruling on the final distribution (see Note 19 - Commitments and Contingencies).
Fair Value of Financial Instruments
ASR’s financial instruments, including cash, restricted cash, tenant and other receivables, prepaid expenses and other current assets, accrued liabilities, and accounts payable are carried at cost, which approximates fair value due to the short-term nature of those instruments.
Deferred Financing and Other Fees
Fees paid in connection with the financing and refinancing of properties are included in other assets, and amortized to interest expense using the effective interest method over the term of the related debt instrument.
Rental Revenue
The Company records rental income to be received over the full term of each lease on a straight-line basis. Any rent concessions due tenants as part of their lease are included in the deferred rent receivable. For the purposes of this calculation, existing leases for acquired properties commence on the date of acquisition.
Many of the leases require the tenant to reimburse ASR for their pro rata share of operating expenses, insurance costs and property taxes, or an amount equal to the tenant’s share of the increases in these expenses over a fixed amount. ASR records these reimbursements as additional rental revenue. Tenants are billed an estimated charge for the reimbursable expenses based on the budgeted operating expenses for the year. Within 90 days following year-end, a reconciliation is performed based on actual operating expenses and the tenants are provided with a charge or credit based upon the results of the reconciliation process.
For each of the two years ended December 31, 2013 and 2012 no tenant represented 10% or more of the Company’s rental revenue.
Allowance for Doubtful Accounts
ASR maintains an estimated allowance for accounts receivable that ultimately may not be collected. The allowance balance maintained is based on historical collection experience, current aging of amounts due, and specific evaluations of the collectability of individual balances. All tenant account balances over 90 days past due are fully reserved. Accounts are written off against the reserve when they are deemed uncollectible, usually after a tenant vacates the property.
Goodwill
Goodwill is calculated as the difference between the purchase price and the fair value of net assets acquired. ASR assesses goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the related assets. Determining whether an impairment has occurred requires the use of cash flow and discounted cash flow methodologies. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized. Such loss is equal to the excess carrying amount of the goodwill over the its fair value and the recorded loss is not subject to reversal thereafter.
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated lives. Such assets are evaluated for impairment whenever events or changes in circumstances indicate that the recoverability of their carrying value may be impaired.
Variable Interest Entity (VIE) Accounting
ASR consolidates its interests in a VIE when the Company is considered the primary beneficiary with (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.  When determining if the Company is the primary beneficiary, ASR considers a variety of inherently subjective factors and estimates to identify the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance. The primary factors used to make this determination include, but are not limited to, key contractual arrangements which enable or require ASR to (a) sign and enter into leases, establish and implement capital budgets, refinance or sell significant assets held by the entity, (b) receive fees that are significant to the entity, and (c) fund any deficit cash flows.  The Company deconsolidates a VIE when it no longer qualifies as the primary beneficiary. Operations are recognized through the date of deconsolidation.

Assets Held for Sale
The Company classifies assets as held for sale when: a) management approves the plan to sell the asset(s); b) the asset(s) are subject to a legally binding purchase and sale agreement; c) the buyer’s due diligence period has expired; d) all other contingencies and conditions precedent to closing have been satisfied; and e) the sale and transfer is probable and expected within one year. When an asset meets all of the required criteria. it is classified as an asset held for sale within the consolidated balance sheet. Assets held for sale are carried at the lower of (i) net book value, or (ii) fair value less costs to sell.
Discontinued Operations
For both current and prior periods, the Company reports the assets, results of operations, and liabilities of any component of the Company that has been disposed of, or is classified as held for sale, as discontinued operations.
Sales of Real Estate Assets
Gains on property sales are recognized in full when real estate is sold, provided that (i) the gain is determinable, that is, the collectability of the sales price is reasonably assured, or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain. Losses on property sales are recognized immediately.
Real Estate Held for Investment
Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. Estimated fair value is based on the Company’s plans for the continued operation of each property and is determined using a combination of a) the estimated sales price, which is derived from sales of comparable properties with consideration given to location, age, construction materials and use, or (b) a combination of annualized cash flows and capitalization rates applied to annualized net operating income. The fulfillment of the Company’s plans related to each property depends on, among other things, the presence of economic conditions that will enable ASR to achieve its investment strategy as outlined in Note 1 - Business Overview. Due to uncertainties inherent in the valuation process and in the local economy where a property is located, actual results could materially differ from expectations.
Depreciation is based on estimated useful lives of properties using the straight-line method. The useful lives are as follows:

Building and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	3 to 5 years
Rental properties are individually evaluated for impairment when conditions indicate the sum of future undiscounted cash flows expected for a property is less than its carrying amount. Impairment indicators for ASR’s rental properties are assessed by property and include significant change in estimated net operating income, occupancy, rental rates and other market factors. The Company assesses the expected undiscounted cash flows based on numerous factors, including, but not limited to: appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property, and assumptions about the use of the asset. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.
Treasury Stock
Subject to market conditions, normal trading restrictions, and limitations on liquidity and debt covenants, the Company may, from time to time, make purchases of its common stock in the open market or through privately negotiated transactions.  When the Company acquires shares of its common stock but does not retire them, the shares are treated as treasury stock and are accounted for under the cost method.  When the Company resells such shares, any increase or decrease in the price received compared to the acquisition price is treated as an adjustment in the related paid-in-capital account.
Recent Accounting Pronouncements
In February 2013, the FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations previously addressed by GAAP.  The amendments are effective for fiscal years beginning after December 15, 2013 and interim periods within those years.  The Company does not believe the adoption of this guidance will have a material impact on our financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations described in the update. The provisions of this standard are effective for us on January 1, 2014, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are currently still evaluating this impact of the update, but currently do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company has provided additional financial statement disclosure in Note 3 - Going Concern and does not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 3. GOING CONCERN
As stated in Note 2, the Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $68.9 million, stockholders' equity of negative $11.5 million, and cash and cash equivalents of $2.6 million. These conditions, in addition to operating losses incurred, create uncertainty about the Company's ability to meet its ongoing obligations without the sale of its real estate assets.
Given the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets depends on continued operations, the ability to succeed in future operations, and the timely sale of real estate assets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in business.
The Company’s business model is to acquire properties that require operational attention, physical improvement, repositioning or capital restructuring. The stated investment strategy is to acquire, improve and hold assets while looking for an opportunistic exit, enabling the Company to achieve its risk/return objectives.  This business model relies on the acquisition, repositioning and sale of properties that require operational attention, physical improvement or capital restructuring.  The process of repositioning acquired assets sometimes results in near-term operating losses until the individual assets can be stabilized and brought to an optimal operating level.  Once this is achieved, the asset is targeted for disposition to recycle the Company’s capital.  This process places an operational emphasis on asset dispositions to demonstrate profitability.
As of December 31, 2013, we had cash and cash equivalents of $2.6 million; our accounts payable and accrued liabilities totaled $8.9 million and $13.4 million, respectively. Approximately $53.69 million of our $263.39 million on notes payable which are outstanding as of December 31, 2013 will come due in 2014. In response to our liquidity challenges, we have developed a set of strategic objectives designed to increase cash flows from operating activities through the following initiatives:

•	Increased revenues through new syndication activities

•	Additional receivership assignments

•	Increased third-party management services

•	Reduced staffing and related operational expenses
Although there can be no assurances, management anticipates a partial impact on 2014 earnings and the full impact to be reflected thereafter.
As a means of generating liquidity to meet the Company’s maturing debt obligations, management is increasing the pace of asset sales in 2014, and expects to continue the process into 2015. The current plan is to dispose of properties that will generate aggregate net sales revenue of approximately $57 million, reduce consolidated secured obligations by approximately $34 million, and provide liquidity to the Company.
Based upon the consolidated portfolio at the end of 2013, the Company had consolidated real estate assets with a recorded cost of $417.0 million before accumulated depreciation and amortization. The comparable cost of these dispositions, excluding any reductions for depreciation and amortization, is anticipated to approximate $57.4 million, or 13.8% of the Company’s real estate assets. Including the July 25, 2014 Dunham transaction ($59.9 million), the Company estimates dispositions in 2014 and 2015 totaling approximately $117.3 million, leaving gross consolidated assets of $299.7 million ($45.8 excluding VIE assets), or 71.9% (28.1% excluding VIE assets) of the Company’s portfolio at the end of 2013, on a consolidated, gross cost basis.
Based on the Company’s business model, the nature of the assets it has acquired, and its operations, management does not consider any of the actions described above to be outside the ordinary course of business. Although there can be no assurance that the Company’s management will be successful in achieving any or all of these objectives, management believes that the steps outlined above will be effective in reducing the level of risk regarding the Company’s ability to meet its ongoing obligations.
NOTE 4. ACQUISITION ACTIVITIES
During the fourth quarter of 2013, the Company entered into agreements with various third parties including Asset Managers, Inc., D&A Daily Mortgage Fund III, L.P., D&A Semi-Annual Mortgage Fund III, L.P., and D&A Intermediate-Term Mortgage Fund III, L.P. (collectively, "Dunham") to acquire a real estate portfolio consisting of 19 properties in California and Nevada ("Dunham Properties") for consideration, totaling approximately $84.8 million.
Under the the agreements, Dunham contributed the Dunham Properties to a newly formed Delaware limited liability company known as American Spectrum Dunham Properties, LLC (ASDP). The properties were contributed to ASDP on December 30, 2013 subject to existing indebtedness of approximately $17.2 million. In exchange for a 100% ownership interest in ASDP, the Company issued Dunham $67.5 million, or 16,870,609 shares (redemption value $4.00 per share) of 8% Cumulative Preferred Stock, Series B (the “Series B Preferred”) (see Note 14 - Capital Structure, Series B Preferred).
In conjunction with this acquisition, Dunham agreed to loan the Company up to $6.0 million, and the Company issued warrants granting Dunham the right to acquire up to 600,000 shares of the Company’s common stock at $2.00 per share (See Note 14 - Capital Structure, Warrants).
Subsequent to year-end, the Company initiated legal proceedings against Dunham for Dunham’s non-performance under the loan commitment (see Note 20 - Subsequent Events, Acquisition Litigation). Pursuant to a settlement agreement reached in June of 2014, the Company sold back 14 of the original 19 Dunham Properties to Dunham, retaining a medical office building in Southern California, a single family residence in Northern California and three vacant parcels of land in San Diego County, California. Dunham’s loan commitment was reduced from $6.0 million to $3.0 million, and the number of warrants issued was reduced from 600,000 to 300,000. The acquisition price for the five retained Dunham Properties is approximately $29.2 million, based upon the $20.1 million or 5,017,811 shares of Series B Preferred retained by Dunham, and the $9.1 million of existing debt secured by the medical office building.
Under the terms of the amended agreement with Dunham, ASR has agreed that it will not finance or refinance any of the Properties acquired from Dunham if such financing or refinancing will result in outstanding secured debt which exceeds 40% of the allocated purchase price of such property.

The following is a summary of the Company’s accounting for the 19 Dunham Properties:

•
The 14 properties repurchased by Dunham in July 2014 have been recorded at their net realizable value, which is equal to the purchase price assigned in the December 30, 2013 transaction less disposition and legal costs of $0.85 million. As a result, there is no gain or loss to report upon the disposition of these assets in 2014.

•
The single family residence and the three land parcels were recorded based upon the purchase price assigned in the December 30, 2013 transaction, which the Company believes approximates the respective fair values of these assets.

•
The medical office building is treated as a separate business unit and is accounted for under ASC 805, which relates to the accounting and reporting of acquired business units. Based upon valuation guidelines established under ASC 820, the fair value of the medical office building was assessed to be $10.5 million at the time of the acquisition. The Company used a Level 3 valuation technique to determine the fair value utilizing cash flows and capitalization rates supported by third party pricing information. Inasmuch as the allocated purchase price exceeded the assessed fair value of the asset at the time of acquisition, such excess over the buildings associated fair value has been accounted for as goodwill in the amount of $6.1 million.

The Company’s consideration for these assets included the assumption of mortgages and the issuance of shares of the Company’s Series B Preferred shares (see Note 14 - Capital Structure, Series B Preferred). As a result of the mandatory redemption provisions, the Company has accounted for the Series B Preferred shares as debt rather than equity, as required under guidance from ASC 480.

Due to the short-term duration of the assumed notes payable, all assumed debt was recorded based upon the remaining principal amount of the debt at the transaction date. Secured notes payable related to the 14 repurchased assets were transferred back to Dunham in July 2014 under identical terms as the original purchase transaction in December of 2013. The remaining two notes payable were secured by the medical office building and had maturity dates of November 2014 and May 2015 for the $6.6 million and $2.5 million notes, respectively.

Consistent with the Company’s practice of measuring stock option grants to employees and others (see Note 15- Share-Based Compensation), the fair value of the 600,000 warrants issued to Dunham was determined using a Black-Scholes valuation methodology. Based upon the valuation model, the value of the warrants at the date of the Dunham transaction was zero.

NOTE 5. ASSETS HELD FOR SALE
As of December 31, 2013, ASR had one wholly-owned property classified as held for sale in the amount of $2.87 million (net of accumulated depreciation of $1.49 million). The property, known as Windrose Plaza in Spring, Texas, was under a contract for sale as of December 31, 2013 and sold during January 2014 (see Note 20 - Subsequent Events, Asset Dispositions).
NOTE 6. VARIABLE INTEREST ENTITIES
When the Company is considered the primary beneficiary of a VIE, the Company consolidates the VIE in its Consolidated Financial Statements after eliminating intercompany transactions and presenting interests the Company does not own as non-controlling interests in the consolidated balance sheets. The entities consolidated as of December 31, 2013 include 9 self-storage properties, 2 multifamily properties, 2 student housing properties and 7 commercial properties. The entities are generally financed through cash flows from property operations.

The Variable Interest Entities at December 31, 2013 were:

Variable Interest Entity
Property Name	Percentage owned (%)	City/State	Total Gross Leasable Square Footage	Percent of Gross Leasable Area Occupied (%)	Rented Square Feet	Annualized Net Rent	Rent per Square Feet
Commerce Distributions Center	1	Commerce, CA	200,000	100	200,000	1,098,662	5.49
Dixon & 51st Logistics Center	—	Des Moines, IA	731,169	100	731,169	2,128,026	2.91
Ohio Commerce Center	—	Strongsville, OH	204,592	100	204,592	2,391,907	11.69
Springs Commerce Center I	—	OK,GA,SC,VA,PA	1,006,993	100	1,006,993	2,414,566	2.40
Springs Commerce Center II	—	GA,AL	1,439,300	71	1,026,450	2,151,405	2.10
Springs Office	—	Fort Mill/Lancaster, SC	265,493	100	265,493	2,033,647	7.66
Strongsville Corporate Center	2	Strongsville, OH	125,006	100	125,006	2,076,643	16.61
Industrial/Commercial Properties			3,972,553	90	3,559,703	14,294,856	4.02

Campus Court Student Housing	11	Cedar Falls, IA	71,700	72	51,385	564,420	10.98
Muirwood Village	—	Zanesville, OH	157,864	96	150,933	1,563,060	10.36
Ohio II - Residences at Newark & Sheffield	—	Newark/Circleville, OH	203,453	94	191,738	1,847,945	9.64
University Springs San Marcos	—	San Marcos, TX	176,944	92	162,491	2,336,748	14.38
Multi-Family/Student Housing Properties			609,961	91	556,547	6,312,173	11.34

Loop 1604 Self Storage	38	San Antonio, TX	241,235	89	214,980	1,035,816	4.82
Aldine Westfield Self Storage	—	Houston, TX	64,530	94	60,655	507,971	8.37
Attic Space Self Storage - Blanco Rd	—	San Antonio, TX	51,805	88	45,595	507,971	11.14
Attic Space Self Storage - Laredo Road	—	San Antonio, TX	57,706	93	53,531	524,736	9.80
Ft. Worth Northwest Self Storage	—	Fort Worth, TX	63,025	81	51,200	487,185	9.52
Ft. Worth River Oaks Self Storage	—	River Oaks, TX	105,063	93	97,764	643,056	6.58
Grissom Road Self Storage	—	San Antonio, TX	262,180	78	203,426	651,003	3.20
Houston South Mason (Patrick's)	—	Katy, TX	56,850	94	53,350	502,236	9.41
San Antonio 3 -Self Storage	—	San Antonio, TX	264,840	89	234,756	1,632,761	6.96
Self-Storage Properties			1,167,234	87	1,015,257	6,492,735	6.40
Total Variable Interest Entity Properties			5,749,748	89	5,131,507	27,099,764	5.28
During the first quarter of 2013, the Company deconsolidated two VIEs after determining that ASR was no longer the primary beneficiary. The entities were Fishers Indiana, owner of a commercial property, and College Park, owner of a student housing property. The Company no longer manages or has continuing involvement with the properties owned by these entities.
During the third quarter of 2013, the Company deconsolidated one VIE after determining that ASR was no longer the primary beneficiary following the cancellation of the management contract for University Fountains Lubbock, a VIE-owned student housing entity. The Company no longer manages or has continuing involvement with this property.
During the first quarter of 2012, the Company deconsolidated one VIE due to the sale of Foxborough Business Park Center, a VIE-owned commercial property. ASR no longer manages or has continuing involvement with this property.
During the third quarter of 2012, the Company acquired two self-storage properties from Central Florida Self Storage Acquisitions, LLC, a previously consolidated VIE. The properties were acquired in lieu of foreclosure on related mortgage notes ASR held. As the properties were under common control, they were recorded at their carryover basis. The differences between the carryover basis and the carrying amounts of the mortgages were recorded in stockholders’ equity. Post-acquisition, the Company deconsolidated the remaining balances in the VIE after determining ASR was no longer the primary beneficiary. The Company no longer manages or has continuing involvement with this entity.
During the fourth quarter of 2012, the Company deconsolidated one VIE, due to the foreclosure of Charleston Blvd, a VIE-owned self-storage facility. The Company no longer manages or has continuing involvement with this property.
The impact of VIEs deconsolidated during 2013 on our 2013 Consolidated Financial Statements included a decrease in total assets of $68.8 million, a decrease in total liabilities of $55.0 million, and a decrease in noncontrolling interest of $13.8 million. The net income (loss) from operations attributable to non-controlling interests from VIEs deconsolidated was $0.1 million in income for 2013, and $1.3 million loss for 2012. The deconsolidation of the VIEs did not result in a gain or loss in the Consolidated Statement of Operations, as the carrying amount of the non-controlling interest in the former subsidiaries was the same as the carrying amount of the former subsidiary’s assets minus liabilities at the date of the deconsolidation. The Company owns an insignificant interest in most of the VIEs, and therefore all operations are included in the net income attributable to non-controlling interests.
The carrying amounts associated with the VIEs, after eliminating the effect of intercompany transactions, were as follows (in thousands):

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$2,475	$3,724
Receivables	3,781	2,988
Fixed Assets, net	214,100	290,549
Other Assets	7,668	8,600
Total Assets	$228,024	$305,861
Liabilities
Accounts payable	284	398
Notes payable	168,433	221,899
Other liabilities	5,773	6,759
Total liabilities	$174,490	$229,056

Variable interest entity net carrying amount	$53,534	$76,805
At December 31, 2013, the liabilities in the above table are solely obligations of the VIEs and are not guaranteed by the Company. In addition, ASR does not have the ability to leverage the assets identified above for the purpose of generating additional liquidity for the Company. Because the notes payable are solely secured by the property of the respective VIEs, and the Company has not provided any guarantees, the Company does not believe it has significant exposure to losses related to the VIEs.

NOTE 7. REAL ESTATE

The cost and accumulated depreciation of rental property held for investment as of December 31, 2013 and 2012 is as follows (in thousands):

2013	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
ASR Owned
Office	$21,578	$61,223	$82,801	$(27,577)	$55,224
Industrial	883	1,303	2,186	—	2,186
Retail	4,022	4,416	8,438	(1,195)	7,243
Self-Storage	1,789	5,390	7,179	(996)	6,183
Residential	8,170	7,563	15,733	—	15,733
Recreational Vehicle Resort	3,573	5,412	8,985	—	8,985
Land	37,036	—	37,036	—	37,036
Other	—	696	696	(612)	84
Total ASR Owned	$77,051	$86,003	$163,054	$(30,380)	$132,674
VIE Properties
Industrial	$28,773	$133,732	$162,505	$(27,707)	$134,798
Residential	5,424	47,283	52,707	(8,533)	44,174
Self-Storage	17,171	21,545	38,716	(3,588)	35,128
Total VIE Properties	$51,368	$202,560	$253,928	$(39,828)	$214,100
TOTAL	$128,419	$288,563	$416,982	$(70,208)	$346,774

2012	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
ASR Owned
Office	$28,500	$62,787	$91,287	$(28,881)	$62,406
Industrial	790	2,933	3,723	(2,134)	1,589
Retail	2,811	5,268	8,079	(2,293)	5,786
Self-Storage	1,789	5,390	7,179	(770)	6,409
Other	—	731	731	(570)	161
Total ASR Owned	$33,890	$77,109	$110,999	$(34,648)	$76,351
VIE Properties
Industrial	31,578	156,750	188,328	(23,226)	165,102
Residential	16,187	84,445	100,632	(11,244)	89,388
Self-Storage	17,171	21,545	38,716	(2,657)	36,059
Total VIE Properties	$64,936	$262,740	$327,676	$(37,127)	$290,549
TOTAL	$98,826	$339,849	$438,675	$(71,775)	$366,900

Future Minimum Rents
As of December 31, 2013, estimated future minimum rental income is as follows (in thousands):

Year Ending	Future Minimum Rents
December 31,	ASR	VIE	Total
2014	$8,817	$20,533	$29,350
2015	6,313	14,273	20,586
2016	4,297	12,031	16,328
2017	2,360	10,469	12,829
2018	1,465	10,626	12,091
Thereafter	1,986	89,667	91,653
Total	$25,238	$157,599	$182,837
Acquired Lease Intangibles
The Company allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and to the assumed liabilities based on their respective fair values at the time of purchase. ASR also considers an allocation of purchase price of other acquired intangibles, including the value of the tenant relationships and the associated in-place leases.
When the Company allocates the purchase price of an acquired asset, a portion of the acquisition cost may be allocated to in-place lease costs. In-place lease costs include the value of tenant relationships and the costs to procure the existing leases. In determining the value of tenant relationships, the Company considers the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit quality, among other factors. Amounts allocated to the value of in-place leases intangibles also include lease procurement costs such as the estimated carrying costs of the property during a hypothetical lease-up period, current market conditions and costs to execute similar leases such as commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property. Any intangible value associated with an in-place lease is amortized over the remaining term of the respective tenant leases, which currently range from one month to six years, and is charged to amortization expense.
The Company evaluates acquired “above and below” market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired), equal to the difference between: (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Estimates are measured over a period equal to the remaining term of the lease for above-market leases, and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Intangibles related to above-market leases are amortized over the remaining term of the respective tenant leases and recorded as a reduction of rental income. The Company currently has no intangible lease costs related to above-market leases. Acquired lease intangible liabilities related to below-market leases are accreted on a straight-line basis over the leases’ remaining term including renewal options and such accretion is recorded as an increase to rental income. Accretion of below-market leases was approximately $0.3 million each for the years ended December 31, 2013 and 2012.
Intangibles for above-market and below-market leases and in-place lease intangibles are amortized/accreted over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments and in-place lease values are charged to expense.
The estimated aggregate rental income to be accreted for each of the next five years are as follows (in thousands):

Year Ending December 31,	Accretion of Rental Income
2014	$172
2015	—
2016	—
2017	—
2018	—
Total	$172

NOTE 8. DISCONTINUED OPERATIONS
2013 Dispositions
In August 2013, the lender for Morenci Professional Park foreclosed on the asset after the Company defaulted on the debt secured by the property. ASR chose to discontinue paying the $1.6 million debt as it exceeded the market value of the property. The property securing the debt was held by a consolidated, wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain of $0.2 million. No proceeds were received as a result of the transaction.
In August 2013, the Company deconsolidated the VIE that owned University Fountains at Lubbock (a student housing property) after determining ASR was no longer the primary beneficiary. The Company no longer manages or has a continuing involvement with this property. No loss or proceeds were recorded as a result of the transaction.
In July 2013, the lender for 1501 Mockingbird foreclosed on the asset after the Company defaulted on the debt secured by the property. ASR chose to discontinue paying the $3.1 million unpaid debt as it exceeded the market value of the property. The debt was held by a consolidated, wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.2 million. No proceeds were received as a result of the transaction.
In July 2013, 2620/2630 Fountain View, an office property located in Houston, Texas, was sold for approximately $8.9 million. The sale generated net proceeds of approximately $3.1 million to the property’s partnership, in which the Company owns a 50% interest. The transaction generated a gain of $1.2 million. A portion of the total net proceeds is currently held in escrow due to a distribution dispute with the minority owner of the property. As a result, the Company holds the $2.8 million as restricted cash. Negotiations continue, but there can be no assurance that a favorable resolution will be obtained. The lawsuit is set for trial in December 2014.
In June 2013, the lender for the 11500 Northwest Freeway property foreclosed on the asset. ASR chose to discontinue paying the $3.9 million unpaid debt as it exceeded the market value of the property. The property securing the debt was held by a consolidated, wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a loss of $0.1 million. No proceeds were received as a result of the transaction.
During the first quarter of 2013, the Company deconsolidated two VIEs after determining that it was no longer the primary beneficiary. The entities were Fishers Indiana and College Park. ASR no longer manages or has a continuing involvement with properties owned by these entities. There was no gain nor loss associated with these deconsolidations.
2012 Dispositions
In November 2012, the lender for Charleston Boulevard Self-Storage foreclosed on the asset after the Company chose to discontinue paying the $2.6 million unpaid debt as it exceeded the market value of the property. The property securing the debt was held by a consolidated VIE which had not guaranteed the debt. The transaction generated a gain upon disposition of $0.5 million. No proceeds were received as a result of the transaction.
In October 2012, the Company sold Beltway Industrial Park for $20.7 million. The transaction generated a gain on sale of approximately $5.6 million. Net proceeds received from the sale amounted to approximately $1.8 million. The proceeds were primarily used to reduce debt.
In October 2012, ASR sold a property in receivership located at 8300 Bissonnet. In exchange for the sale, the Company was released from all liability on the note. The transaction generated a gain on sale of approximately $1.4 million. No proceeds were received as a result of the transaction.
The Company’s preferred equity partner on 2855 Mangum acquired the mortgage loan from the property’s lender and foreclosed on the asset in July 2012. The Company had elected to sell the property to its preferred equity partner in 2011. ASR chose not to pay debt as the mortgage balance exceeded the market value of the property. The property securing the debt was held by a consolidated subsidiary that had not guaranteed the debt. The transaction generated a gain of approximately $0.01 million. No proceeds were received as a result of the transaction.
In April and May of 2012, lenders for the Bristol Bay and Pacific Spectrum properties notified the Company that they had foreclosed on the assets. The properties securing the debt were each held by consolidated, wholly-owned subsidiaries that had not guaranteed the debts. The transactions generated a gain upon disposition of approximately $2.9 million. No proceeds were received as a result of these transactions.
In March 2012, the Company sold Park Ten Place I and II for $10.7 million and Sierra Southwest Pointe for $3.9 million. These transactions generated a gain on sale of approximately $4.4 million. Net proceeds received from the sales amounted to approximately $3.0 million. The proceeds were used to reduce corporate bank debt by $2.0 million and other debt by $1.0 million.

In March 2012, the Company sold VIE-owned property Foxborough Business Park Center for $4.9 million. The transaction generated a loss of approximately $0.7 million. ASR had less than 1% ownership interest in the VIE. Net proceeds received from the sale amounted to $0.9 million, which was distributed to non-controlling interests.
In March 2012, the lender for the Atrium 6420 property foreclosed on the asset. The Company chose to discontinue paying the $6.3 million unpaid debt as the balance exceeded the market value of the property. The property securing the debt was held by a consolidated, wholly-owned subsidiary that had not guaranteed the debt. The transaction generated a gain upon disposition of $0.9 million. No proceeds were received as a result of the transaction.
The consolidated statements of discontinued operations for the years ending December 31, 2013 and 2012 are summarized below:

	Year Ended December 31,
	2013	2012
	(In thousands)
Rental Revenue	$4,798	$16,503
Operating Expenses (1)	(5,697)	(21,008)
Loss from discontinued operations before gain on dispositions and income tax expense	(899)	(4,505)
Gain on dispositions of real estate assets	439	15,082
Income tax expense	(194)	(4,083)
Income/(loss) from discontinued operations	$(654)	$6,494
(1) Includes interest expense of approximately $1.3 million and $6.2 million for the years ending December 31, 2013 and December 31, 2012, respectively. Mortgage debt related to the property and included in discontinued operations was individually secured, and as such, interest expense is based on the property’s debt.
Loss from discontinued operations for the year ended December 31, 2013 includes: the net gain from the dispositions of Morenci Professional Park, 1501 Mockingbird, 2620/2630 Fountain View and 11500 Northwest Freeway and the operating results of these properties through the date of disposition.
Income from discontinued operations for the year ending December 31, 2012 includes: the net gain resulting from the dispositions of Beltway Industrial Park, Park Ten Place I and II, Sierra Southwest Pointe, Bristol Bay, Pacific Spectrum, 8300 Bissonnet, 2855 Mangum, 6420 Richmond, Foxborough Business Center Park, and Charleston Blvd, and the operating results of properties disposed of in 2012 and 2013.

NOTE 9. ASSET IMPAIRMENTS
Purchased Intangibles Subject to Amortization
During the years ended December 31, 2013 and 2012, contractual relationships were terminated or modified by entities that owned third party properties we manage. Based on this triggering event, we evaluated the management contracts associated with some of our purchased intangibles and determined that impairment had occurred. We recorded impairment charges of $1.8 million and $1.0 million for years ended December 31, 2013 and 2012, respectively, which reduced the fair value of the impaired contracts to zero (see Note 6 – Variable Interest Entities).
Goodwill
In the fourth quarter of 2013, we performed an assessment of goodwill that indicated the carrying value of goodwill did not exceeded the related fair values. As a result of this assessment, the Company determined no impairment adjustment was required for the year ended December 31, 2013.

In conjunction with the acquisition of the Dunham Properties (see Note 4 - Acquisition Activities), the Company recorded goodwill totaling $6.1 million. Pursuant to the Company's policy for measuring goodwill impairment, the Company will perform an annual review of the goodwill associated with that acquisition.
Real Estate Held for Investment
The Company's investments in real estate are carried at cost less accumulated depreciation and amortization, except when such values are determined by the Company's management to be impaired. Rental properties are individually evaluated for impairment when conditions indicate the carrying amount exceeds the sum of expected future undiscounted cash flows. Impairment indicators for our rental properties are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. ASR assesses expected undiscounted cash flows based on numerous factors and estimates, including appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property, and our assumptions about the use of the asset. If multiple outcomes are under consideration, the Company includes a probability-weighted approach. Upon determination that impairment has occurred and the carrying amount exceeds future undiscounted cash flows, a write-down will be recorded to reduce the carrying amount to its estimated fair value (see Note 2 - Summary of Significant Accounting Policies, Assets Held for Investment).

During each of the years ended December 31, 2013 and 2012, the Company performed a quantitative analysis to test for the impairment on real estate held for investment, which indicated that no adjustments were required for either year.
NOTE 10. FAIR VALUE MEASUREMENTS
The “Fair Value Measurements and Disclosures” Topic of the FASB ASC (Topic 820) defines fair value as the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principle market for that asset or liability. Accounting standards prioritize the use of observable inputs in measuring fair value. Topic 820 also establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are:
Level 1—Quoted prices in active markets for identical assets or liabilities;
Level 2—Observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures both goodwill and real estate assets held for investment for impairment of fair value using an income approach on a non-recurring basis. Using the income approach requires management to estimate the gross probable income for the reporting unit associated with the asset. Management then estimates and deducts from the gross probable income the estimated probable expenses required to generate such income. After the estimated probable expenses were deducted from the estimated gross probable income, the resulting estimated probable net income was discounted to determine the present value using a factor that management believes is reasonable. The assumptions used by management can have a significant impact on the value of identifiable assets, and can impact the value recorded. These assumptions are based on management’s internal analysis and are not derived from an observable market. The assumptions would be considered Level 3 assumptions in the Fair Value Hierarchy. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of impairment expense, different assumptions could impact our statement of operations and the results of future impairment reviews.
During the twelve months ended December 31, 2013 and December 31, 2012, we performed quantitative analysis evaluations for impairment on goodwill and real estate held for investment. The evaluation showed no additional impairment charges were required.
NOTE 11. RELATED PARTY TRANSACTIONS
In January 2013, William J. Carden, president and a principal shareholder, loaned the Company $0.1 million at an annual interest rate of 10%. The Company’s obligation to Mr. Carden was subsequently repaid in January of 2014, in conjunction with the sale of Windrose Plaza. The Company also pays a guarantee fee to Mr. Carden for his guarantee of certain obligations of the Company.  The guarantee fees range from an annual rate of 0.25% to 0.75% (depending on the nature of the guarantee) of the outstanding balance of the underlying guaranteed obligations.  As of December 31, 2013, Mr. Carden guaranteed a total of $11.2 million in notes on the Windrose, 2640/2650 Fountain View, and Northwest Spectrum Plaza properties, as well as multiple corporate notes. Guarantee fees earned by Mr. Carden for the year ended December 31, 2013 totaled approximately $0.08 million, of which $0.02 million was unpaid at December 31, 2013. During the year ended December 31, 2012, Mr. Carden provided loan guarantees for approximately $8.8 million in loans and received $0.16 million in loan guarantee fees.
During the years ended December 31, 2013 and 2012, ASR made credit card payments to American Express for Mr. Carden’s personal expenses totaling $0.05 million and $0.03 million, respectively. Mr. Carden has agreed to repay the Company for personal expenses paid on his behalf. As of December 31, 2013, the net amount due from Mr. Carden after application of the unpaid guarantee fees was $0.06 million, which will continue to be offset by guarantee fees payable to Mr. Carden in 2014.

As of December 31, 2012, Mr. Carden was the holder of 16,140 shares of the Company’s 15% Cumulative Preferred Series A. Holders of the Company’s Series A Preferred are entitled to receive all accumulated unpaid dividends plus a liquidation preference of $29 per share at the time of redemption. In conjunction with the purchase of the Dunham properties and the issuance of Series B Preferred shares on December 30, 2013 (see Note 4 - Acquisition Activities), the Company redeemed Mr. Carden’s Series A Preferred on a one-for-one basis for 16,140 newly issued Series C Preferred shares. As of December 30, 2013, the date of the Dunham transaction, there were unpaid cumulative preferred dividends totaling $12.87 per share due on Mr. Carden’s Series A Preferred Shares. The Series C Preferred issued to Mr. Carden have a liquidation preference of $41.87 per share, which represents the original Series A preference of $29 per share plus the associated unpaid dividends of $12.87 (see Note 14 - Capital Structure).
Mr. Carden also serves as president and a director of American Spectrum REIT I, Inc. For the years ended December 31, 2013 and 2012, the Company earned asset management and other fees for services rendered to American Spectrum REIT I, Inc. totaling $0.19 million and $0.20 million, respectively. As of December 31, 2013 and 2012, American Spectrum REIT I, Inc. owed ASR $0.42 million and $0.46 million, respectively, for unpaid asset management and other fees.

NOTE 12. NOTES PAYABLE
We had the following outstanding notes payable, secured by the following properties, as of the periods indicated:

		December 31,
		2013		2012
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
		(dollars in thousands)
ASR Owned - Fixed Rate:
Atrium 6430 (2)	5/11/2012	2,074	7.45%	2,050	7.45%
Corporate – Unsecured (2)(3)(20)	5/31/2012	1,000	9.50%	1,000	9.50%
2640/2650 Fountain View (2)(3)	8/29/2012	718	10.00%	726	10.00%
Corporate - Secured by NW Spectrum Plaza (4)	3/28/2013	—	5.50%	1,145	5.50%
Corporate – Secured by Management Contracts (2)(3)	6/5/2013	362	5.50%	463	5.50%
11500 Northwest Freeway (10)	6/1/2014	—	5.93%	3,861	5.93%
11500 Northwest Freeway (10)	6/1/2014	—	5.93%	279	5.93%
Morenci Professional Park (1)	7/1/2014	—	7.25%	1,578	7.25%
FMC Technology	9/1/2014	8,176	5.32%	8,309	5.32%
Verdugo (16)	11/1/2014	6,600	4.50%	*	*
Corporate – Secured	1/1/2015	1,778	8.00%	1,500	8.00%
Corporate – Secured (5)(17)	1/1/2015	4,160	12.00%	*	*
8100 Washington (19)	2/22/2015	2,041	5.59%	2,005	5.59%
Verdugo (16)	5/22/2015	2,477	4.00%	*	*
2620 - 2630 Fountain View (14)	6/30/2015	—	7.00%	5,341	7.00%
1501 Mockingbird Lane (12)	7/1/2015	—	5.28%	3,089	5.28%
5450 Northwest Central	9/1/2015	2,432	5.38%	2,499	5.38%
Ocala Self Storage	10/3/2015	1,412	4.25%	1,412	4.25%
Tampa Self Storage	10/3/2015	1,451	4.25%	1,504	4.25%
800 & 888 Sam Houston Parkway (3)	12/29/2015	4,223	6.25%	4,289	6.25%
2401 Fountain View Office Tower	3/1/2016	11,446	5.82%	11,540	5.82%
Florida (16)	1/15/2016	5,906	4.50%	*	*
Florida (16)	1/15/2016	999	5.75%	*	*
Gray Falls and 12000 Westheimer	1/1/2017	7,012	5.70%	7,077	5.70%
2640 - 2650 Fountain View (2)	4/29/2018	11,914	6.50%	12,010	6.50%
Murrieta Plaza (16)	6/1/2018	1,185	4.50%	*	*
Sabo Road Self Storage	7/1/2022	1,977	5.55%	2,015	5.55%
Corporate – Unsecured	Various	3,779	Various	1,514	Various
Corporate - Secured	Various	1,030	Various	1,163	Various
	Subtotal	$84,152		$76,369

		December 31,
		2013		2012
Property (unless otherwise noted)	Maturity Date	Principal Balance	Interest Rate	Principal Balance	Interest Rate
ASR Owned - Variable Rate		(dollars in thousands)
Corporate – Unsecured (3)(21)	12/12/2013	125	6.00%	175	6.00%
Corporate – Secured by Management Contracts (15)	12/31/2015	2,400	3.25%	9,380	5.00%
Northwest Spectrum Plaza (3)(6)	3/29/2018	4,490	5.00%	2,381	2.66%
Windrose Plaza (3)(7) (18)	2/27/2023	3,794	5.50%	2,458	2.66%
	Subtotal	$10,809		$14,394
ASR Principally Owned Properties		94,961		90,763
Consolidated VIEs
Fishers Indiana Distribution Center (8)	10/1/2012	—	5.42%	17,058	5.42%
University Springs San Marcos	12/1/2015	9,204	5.55%	9,359	5.55%
University Fountains Lubbock (13)	1/1/2016	—	5.57%	20,828	5.57%
Dixon & 51st Logistics Center	1/1/2016	16,959	5.69%	17,258	5.69%
Campus Court Student Housing	5/11/2016	4,405	5.78%	4,617	5.78%
Houston South Mason (11)	6/25/2016	2,796	5.96%	2,817	5.25%
San Antonio III - AAA Stowaway / FOE (17)	4/5/2017	1,435	14.00%	*	*
Grissom Road Self Storage	6/1/2017	2,281	8.00%	2,308	7.00%
Loop 1604 Self Storage	9/11/2017	4,195	6.70%	4,249	6.70%
College Park Student Apartments (8)	11/6/2017	—	6.35%	14,283	6.35%
Ohio II Residences at Newark & Sheffield	1/1/2018	9,232	6.74%	9,334	6.74%
Muirwood Village	2/1/2018	7,614	6.58%	7,708	6.58%
Aldine Westfield Self Storage	10/31/2018	1,002	4.76%	1,031	4.76%
Aldine	8/14/2019	1,141	6.07%	1,171	6.07%
Attic Space Self Storage - Blanco Rd.	4/1/2021	1,300	6.63%	1,300	6.63%
Attic Space Self Storage - Laredo Rd.	4/1/2021	1,668	6.63%	1,721	6.63%
Ft. Worth River Oaks Self Storage	7/1/2021	2,078	6.00%	2,118	6.00%
Ft. Worth Northwest Self Storage	4/1/2022	2,086	5.82%	2,125	5.82%
San Antonio III - AAA Stowaway / FOE	11/1/2022	9,454	5.50%	9,635	5.50%
Commerce Distribution Center (9)	5/7/2023	9,732	4.68%	9,402	6.12%
Strongsville Corporate Center	11/11/2034	13,542	5.50%	13,882	5.50%
Ohio Commerce Center	6/11/2035	18,075	5.64%	18,412	5.64%
Springs Commerce Center 1	5/11/2036	16,226	5.75%	16,548	5.75%
Springs Office	6/11/2036	14,025	5.75%	14,301	5.75%
Spring Commerce Center II	7/11/2036	19,729	6.00%	20,100	6.00%
Other Unsecured Notes	Various	254	Various	334	Various
Subtotal VIE		$168,433		$221,899

Grand Total		$263,394		$312,662
* Notes originated during the year ended December 31, 2013
(1) Lender foreclosed on the property in August 2013.
(2) As of December 31, 2013 the Company was in negotiations with the lender; however, in April 2014, Atrium 6430 was foreclosed on, and in June 2014, 2640/2650 Fountain View was sold.
(3) Loan or certain indemnification obligations are guaranteed by the Company, and in some cases by Mr. Carden.
(4) Loan was paid in March 2013.
(5) Represents new loan obtained in March 2013.
(6) Loan was refinanced in March 2013.
(7) Loan was refinanced in February 2013.
(8) The VIE that owned the property was deconsolidated during the first quarter of 2013.
(9) Loan was refinanced in May 2013; the new loan, of $9.9 million, is for a 10-year term at an interest rate of 4.68%.
(10) Lender foreclosed on the property in June 2013.
(11) Lender extended maturity for an additional three-year term in June 2013.
(12) Lender foreclosed on the property in July 2013.
(13) The VIE that owned the property was deconsolidated in the third quarter of 2013.
(14) Loan was paid in connection with the sale of the property in July 2013.
(15) Represents new loan obtained through a settlement agreement with Evergreen, effective December 2013.

(16) Represents assumed debt associated with the acquisition of Dunham properties in December 2013 for an aggregate amount of $17.2 million.
(17) March 2013, $1.8 million loan was increased to $5.6 million in the fourth quarter of 2013 for - $4.2 million of which is for Dansk Investment Group, and $1.4 million is for San Antonio III - AAA Stowaway.
(18) Classified as 'Note Payable on Assets Held for Sale' within the Consolidated Balance Sheet as of December 31, 2013; loan was paid in connection with the sale of the property in January 2014.
(19) Loan was paid in connection with the sale of the property in October 2014.
(20) Lender had initiated legal proceedings to collect; as of October 24, 2014, negotiation are in progress to settle this debt.
(21) Loan was paid in October 2014.

The notes payable within the table above are classified within the Consolidated Balance Sheets as follows (in thousands):

	Year ended December 31,
	2013	2012
Notes payable	$259,600	$312,662
Notes payable on assets held for sale	3,794	—
	$263,394	$312,662
Notes payable on assets held for sale represents debt on a single property, Windrose Plaza, which was under a contract for sale as of December 31, 2013 (see Note 5. - Assets Held For Sale). Such debt was paid upon the sale of the property in January 2014.
As of December 31, 2013, the required principal payments on our consolidated debt for the next five years and thereafter are as follows (in thousands):

Year	ASR	VIE	Total
2014	$39,071	$14,614	$53,685
2015	10,235	12,437	22,672
2016	5,054	25,456	30,510
2017	11,442	8,961	20,403
2018	529	10,429	10,958
Thereafter	28,630	96,536	125,166
Total	$94,961	$168,433	$263,394
As of December 31, 2013, we were in default on the notes listed below:

Property Secured by:	ASR Ownership Percentage (%)	Amount
		(in thousands)
Atrium 6430 (1)	100	$2,074
2640/2650 Fountain View (1)	100	12,632
800/888 Sam Houston Parkway (2)	100	4,223
2401 Fountain View Office Tower (2)	50	11,446
Northwest Spectrum Plaza (2)	100	4,490
Corporate - Unsecured (3)	100	1,125
Total (4)		$35,990

(1) Refer to Note 20 - Subsequent Events - Asset Dispositions.
(2) Refer to Note 20 - Subsequent Events - Actions Affecting Creditors.
(3) Comprised of a $1.0 million Corporate unsecured note - lender had initiated legal proceedings to collect; as of October 29, 2014, negotiation are in progress to settle this debt; and a $0.13 million Corporate unsecured note which matured in May 2012 and paid during October 2014.
(4) Excludes additional fees and interest that may be occurred as a result of non-payment.
All of the properties securing debt which is in default are held by consolidated wholly owned subsidiaries. These mortgages are not guaranteed by the Company. All of the notes which are in default have acceleration clauses which require payment in full, including additional fees and interest, payable to the lenders holding these notes.

During September 2013, the Company negotiated with certain vendors and creditors for extended payment terms and discounted amounts on certain accounts payable. The negotiations resulted in three promissory notes in the aggregate amount of $1.1 million with an annual interest rates of 6%. As of October 24, 2014, such promissory notes have been paid in full.
On January 14, 2014, the Company entered into an agreement to settle all outstanding disputes and litigation related to the 2010 acquisition of assets and business interests from Evergreen Realty Group, LLC and affiliates (“Evergreen”). Under the terms of the settlement, made retroactive to December 31, 2013, the Company agreed to:

•	Pay cash in the amount of $0.25 million at the time of the settlement;

•
Replace the existing note payable in the amount of $9.38 million with a new note payable in the amount of $2.15 million with $0.03 million installment payments due on the first of each month beginning in February 2014 with interest at the prime rate as published in the Wall Street Journal on the last day of the prior month. The note is due in full on December 31, 2015; and

•
In addition, the Company agreed to pay to Evergreen 50% of any net disposition fees received by the Company resulting from the sale of properties which the Company manages as a result of the 2010 Evergreen acquisition transaction. Such net disposition fees are payable to Evergreen as a reduction of the outstanding principal on the $2.15 million note may not be used by the Company to reduce the monthly payments due under the Note until all principal is repaid in full.

The net gain on the Evergreen settlement was computed as follows:

Year ended December 31, 2013
(dollars in thousands)
Notes Payable	$9,380
Accrued Interest	947
Due from Evergreen	(1,428)
Legal and other costs	(291)
Total	$8,608

Settlement amount:
Cash	$250
Note Payable	2,150
Total	2,400

Net gain (1)	$6,208
(1) Reflected in the Consolidated Statement of Operations for the year ended December 31, 2013 within gain on extinguishment of debt, $10,327; loss on litigation settlement, $3,928; and corporate general and administrative (legal expenses), $191.
Unamortized financing costs at December 31, 2013 and December 31, 2012 were $1.4 million and $0.8 million, respectively.

NOTE 13. NONCONTROLLING INTERESTS AND OPERATING PARTNERSHIP UNITS
The Company primarily conducts business operations through American Spectrum Realty Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) (see Note 1 - Business Overview). ASR is the sole general partner of the Operating Partnership, and holds the majority of the limited partnership interests (units). As the sole general partner of the Operating Partnership, the Company exclusively manages and directs the operating activities of the Operating Partnership. Operating Partnership units (”OP Units”) that are not owned by the Company are exchangeable for shares of common stock on a two-for-one basis, or for cash equal to the value of such stock at our sole discretion.

The following table summarizes the activity for the operating partnership units, (in thousands):

	Year ended December 31,
	2013		2012
	(shares in thousands)
Balance, beginning of period	$3,819		$4,588
Issuances	145		49
Redemptions	(13)		(818)
Balance, end of period	$3,951		$3,819

Ownership of Operating Partnership Units
ASR	$3,703	94%	$3,568	93%
All others	248	6%	251	7%
	$3,951	100%	3,819	100%
In 2010, the Company acquired certain assets and business interests from Evergreen Realty Group, LLC and certain of its affiliates (“Evergreen”). A portion of the consideration paid to Evergreen included 800,000 OP Units. During the second quarter of 2012, the Operating Partnership redeemed and retired the 800,000 OP Units issued to Evergreen for $1.
The following represents the effects of changes in the Company's equity related to noncontrolling interests:

	Year ended December 31,
	2013	2012
	(shares in thousands)
Net income (loss) attributable to the Company	(13,769)	1,414
Increase in the Company's paid-in-capital on exchange of OP Units for shares of common stock	21	1,711
Increase in the Company's paid-in-capital on redemption of OP Units for cash	—	8,013
Change from net income (loss) attributable to the Company related to noncontrolling interest transactions	(13,748)	11,138

NOTE 14. CAPITAL STRUCTURE
Common Shares
The Company is authorized to issue up to 100.0 million shares of common stock with a par value of $.01 per share. As of December 2013, the Company had 3,703,142 shares of its common stock outstanding. The Company's initial dividend was declared and paid to the common shareholders in 2003. No dividends have since been declared or paid, and the Company has no plan to pay dividends to holders of the Company's common stock in the foreseeable future.
The Company’s Board of Directors has a policy of meeting on or about the 40th day after the end of each calendar quarter to consider the declaration and payment of dividends on common stock.
Prior to 2011, the Company repurchased 471,350 shares of its common stock. Common stock held by the Company and not retired, is treated as treasury stock under the cost method.  As of December 31, 2013 and 2012, the Company was holding 471,350 shares at an average cost of $6.57 per share.  The Company has no current plan to acquire additional shares of its common stock.
Warrants
In conjunction with the acquisition of the Dunham Properties (see Note 4 - Acquisition Activities), the Company issued Dunham warrants to purchase up to 600,000 shares of the Company’s common stock at a price of $2.00 per share. The Company uses a Black-Scholes valuation methodology to assess the fair value of its warrants and stock options. Based on the results of the Black-Scholes analysis performed as of December 31, 2013, the fair value of the warrants is zero.
Preference Shares
The Company is authorized to issue up to 25.0 million shares of one or more classes or series of preferred stock with a par value of $.01 per share. The Company’s Board of Directors has the right to classify and designate preference shares which are authorized but unissued. In conjunction with the designation and issuance of preference shares, the Board of Directors establishes the share preferences and rights of the holders including (i) conversion and other rights, (ii) voting powers, (iii) restrictions, (iv) limitations as to dividends and other distributions, (v) qualifications, and (vi) terms and conditions of redemption. As of December 2013, the Company had three classes of preferred stock outstanding.
Series A Preferred Stock
On December 30, 2008, the Company’s Board of Directors authorized the issuance of up to 68,965 shares of Series A Preferred Stock (Series A Preferred). On December 31, 2008, the Company issued 55,170 shares of the Series A Preferred in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each share of Series A Preferred was sold for $29 and the holders are entitled to annual dividends, payable quarterly, at an annual rate of 15%, and to a preference on liquidation equal to the following: (a) if on or prior to December 31, 2011, the sum of $29 and any accrued and unpaid dividends or (b) if after December 31, 2011, the greater of (x) the sum of $29 and any accrued and unpaid dividends or (y) the amount which would be paid on account of each share of common stock upon liquidation if each share of Series A Preferred had been converted into one share of common stock. The Series A Preferred is not required to be redeemed by the Company and the holders will have no right to require redemption. The Series A Preferred is redeemable at the option of the Company at any time after December 31, 2011. As of December 2013 and 2012, the number of outstanding shares of Series A Preferred was 18,390 and 55,170, respectively. Dividends in arrears on Series A Preferred at December 31, 2013 totaled $0.24 million.
Series B Preferred Stock
On December 27, 2013, the Company’s Board of Directors authorized the issuance of up to 17,000,000 shares of Series B Preferred Stock (Series B Preferred). On December 30, 2013, the Company issued 16,870,609 shares of the Series B Preferred to Dunham (see Note 4 - Acquisition Activities) in exchange for a 100% ownership in the equity of ASDP. Each share of Series B Preferred has a liquidation value of $4.00. The Series B Preferred shares earn a dividend, calculated as simple interest, at a rate of 8% from issue date through December 31, 2014, and thereafter at a rate of 12%.  Fifty percent of the dividends accruing on or before December, 31, 2014 are payable monthly and the unpaid portion becomes payable in one lump sum on December 1, 2015 plus any additional dividends attributable to such unpaid amounts as described below. Holders of Series B Shares are entitled to receive additional dividends equal to the amount of the unpaid 50% dividends beginning on the date such dividend should have been paid at a rate of 8% through December 31, 2014, and thereafter at a rate of 12% until such dividends are paid in full.  All earned dividends are payable on the first business day of the following month.
Pursuant to Series B Preferred designation and the Dunham agreements, the Company is obligated to redeem the Series B Preferred pro rata as follows: (i) $17,000,000 (approximately 25% of the outstanding Series B Preferred), less any “Adjustments” (defined below as Sale Payments and Debt Payments) received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before December 1, 2014, (ii) $17,000,000, less any Adjustments received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before June 1, 2015, and (iii) the remainder of the liquidation preference less any Adjustments will be paid to fully redeem all the remaining outstanding share of the Company’s

Series B Preferred on or before December 1, 2015. The redemption price payable to holders of the Company’s Series B Preferred will be adjusted for all accrued and unpaid dividends with respect to such shares.
For purposes of determining the redemption amounts payable as described above, the term “Adjustments” as used in the preceding paragraph and refers to proceeds received by the Company as follows:
1. Sale Payments. A Sale Payment includes proceeds received by the Company as the result of the sale of a property previously acquired from Dunham (see Note 4 - Acquisition Activities). At the time of such sale, the Company is obligated to pay, pro rata to the holders of the Company’s outstanding Series B Preferred, additional amounts which are determined with reverence to the gross selling price of the Property and the amount paid to Dunham. If the gross selling price exceeds the amount paid to Dunham, then the Adjustment payable to holders of the Company’s Series B Preferred is equal to 50% of the difference between the amount paid to Dunham for the property and any existing secured indebtedness on the property being sold. If the gross selling price is less than the amount paid to Dunham, then the Adjustment payable to holders of the Company’s Series B Preferred is equal to 50% of the difference between the gross selling price and any existing secured indebtedness on the property being sold. Adjustments paid to holders of the Company’s Series B Preferred, will reduce, on a dollar-for-dollar basis the amounts payable to redeem shares of the Company’s Series B Preferred. To the extent that one or more properties are sold for less than the amount paid to Dunham on December 30, 2013, such “Deficit” shall accumulate and be payable 100% pro rata to holders of the Company’s Series B Preferred from the proceeds payable to the Company resulting from future sales of Dunham Properties whenever such gross selling price exceeds the purchase price paid to Dunham.

2. Debt Payments. An Adjustment also includes any increase in indebtedness in excess of $250,000 on any property in which ASR owns 25% or more of the equity. The proceeds of any borrowings in excess of $250,000 are required to be paid pro rata to the holders of Series B Preferred and Series C Preferred under the terms of the Series B Preferred Articles Supplementary and the Dunham agreements.
In addition to the redemption amounts described above, the Company is obligated to pay, pro rata to the holders of the Company’s outstanding Series B Preferred, additional amounts which are described in the Dunham agreements as “Participation Payments”. Participation Payments are equal to 25% of any excess of the gross selling price over the purchase price paid to Dunham after reducing such excess selling price for any capital improvements and selling expenses. Amounts paid as Participation Payments are in addition to any dividends and redemption amounts due to holders of the Company Series B Preferred shares. Such Participation Payments are agreed to survive the redemption of the Company’s Series B Preferred and shall be payable until such time as all Dunham Properties have been sold notwithstanding the full redemption of all outstanding shares of the Company’s Series B Preferred.
Payment of dividends and redemption of the Series B Preferred shares are mandatory under the terms of the Dunham agreements and the Company’s Articles Supplementary for the designation and issuance of the Series B Preferred. To the extent that the Company does not declare and pay the dividends and does not provide for the timely redemption of the Series B Preferred as described above, holders of the Company’s Series B Preferred shares are entitled to receive default dividends at a rate of 15% from the date of such default to the date of such payment or redemption. In addition, uncured defaults allow the holders of the Series B Preferred shares to gain a majority of the members of the Board of Directors.

Series C Preferred Stock
On December 27, 2013, the Company’s Board of Directors authorized the issuance of up to 55,170  shares of Series C Preferred Stock (Series C Preferred). On December 30, 2013 and in connection with the Company’s issuance of the Series B Preferred, the Company converted 36,780 shares of the Series A Preferred shares on a one-for-one basis into Series C Preferred shares with a liquidation value equal to $41.87 per share. The liquidation value of Series C Preferred was determined based upon the $29 liquidation preference for the Series A Preferred plus the accumulating and unpaid Series A Preferred dividends which at the time of conversion were equal to $12.87 per share. Mr. William Carden, the Company’s President, CEO and holder of 16,140 shares of Series A Preferred converted all of his Series A Preferred into shares of the Company’s newly issued Series C Preferred.
The Series C Preferred shares earn a dividend, calculated as simple interest, at a rate of 8% from issue date through December 31, 2014, and thereafter at a rate of 12%.  Fifty percent of the dividends accruing on or before December 31, 2014 are payable monthly and the unpaid portion becomes payable in one lump sum on December 1, 2015 plus any additional dividends attributable to such unpaid amounts as described below. Holders of Series C shares are entitled to receive additional dividends equal to the amount of the unpaid fifty percent dividends beginning on the date such dividend should have been paid at a rate of 8% through December 31, 2014, and thereafter at a rate of 12% until such dividends are paid in full.  All earned dividends are payable on the first business day of the following month.

Pursuant to Articles Supplementary for the designation of the Series C Preferred, the Company is obligated to redeem the liquidation preference of $41.87 per share as follows: (i) approximately $10.47 per share less any Debt Payments received by the holders of Series C Preferred will be paid payable on December 1, 2014; (ii) approximately $10.47 per share less any Debt Payments on June 1, 2015; and (iii) the remainder of the $41.87 liquidation preference on December 1, 2015 in redemption of the remaining amount of any outstanding Series C Preferred.
Debt Payments referred to in the paragraph above with respect to redemption of the Series C Preferred includes the proceeds from Company borrowings in excess of $250,000 which are required to be paid pro rata to the holders of Series B Preferred and Series C Preferred under the terms of the Series B Preferred Articles Supplementary and the Dunham agreements.
Pursuant to ASC 480, the provisions of the Series B Preferred and Series C Preferred which place an unconditional obligation on the Company to redeem the shares for a sum certain on a specific date, have the primary characteristics of a debt instrument and therefore the Company has classified these shares on the Consolidated Balance Sheet as debt rather than equity. Amounts payable as dividends are accordingly reflected in the Company’s Consolidated Statement of Operations as an item of interest expense rather than being treated as a preferred dividend. There are no conversion rights available to holders of Series B Preferred or Series C Preferred.
The Series B Preferred and Series C Preferred shares were issued in a private transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
NOTE 15. SHARE-BASED COMPENSATION
The Company grants nonqualified incentive and stock options and restricted stock awards (RSAs) to employees, consultants and directors under the Omnibus Stock Incentive Plan (“the Plan”). Stock options expire 10 years from the date they are granted and generally vest over service periods that range over three to four years. New shares are issued for options exercised and RSAs released. RSAs give the recipient the right to vote all shares, to receive and retain all cash dividends payable to holders of shares of record on or after the date of issuance, and to exercise all other rights, powers and privileges of a holder of our shares, with the exception that the recipient may not transfer the shares during the restriction period that lapses over various periods ranging from one to three years. The Company has reserved 360,000 shares under the Plan. As of December 31, 2013, the Company had issued 132,780 shares under the Plan.
The Company measures share-based compensation based on the fair value of the option or RSA at the grant date. The fair value associated with share-based grants is recognized as expense over the requisite service/vesting period.

•
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. The determination of fair value using the Black-Scholes valuation model is affected by the Company's stock price, the price volatility of the Company’s stock as well as by the input of highly subjective assumptions, including the option’s expected life and a combination of other highly complex and subjective variables. No stock options were granted during the twelve month periods ending December 31, 2013 and 2012. All of the issued and outstanding stock options at December 31, 2011 expired during 2012, therefore, no options were outstanding at December 31, 2013.

•
The fair value of each RSA is estimated based on the closing price of our stock on the grant date. Share-based compensation expense related to RSAs is recognized over the requisite service period. The RSAs had no intrinsic value as of December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company granted 145,000 and 7,000 RSAs to certain officers and employees, respectively. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of each award. The aggregate fair value of the RSAs granted during the year ended December 31, 2013 and 2012 was approximately $0.4 million and $0.03 million, respectively. The stock compensation expense related to the awards issued during the year ended December 31, 2013 was recognized entirely during the 2013 fiscal year as the awards were immediately vested upon the date of grant or, at a later date, upon the election of the award recipient. The stock compensation expense related to the RSAs issued during the year ended December 31, 2012 will be recognized over the vesting periods ranging from three to five years from the date of grant. The expense recorded for the years ended December 31, 2013 and 2012 was approximately $0.4 million and $0.2 million, respectively. As of December 31, 2013, unrecognized share-based compensation totaled approximately $0.1 million and related to non-vested RSAs which are expected to be recognized over the remaining respective vesting periods with a weighted average of approximately 1.6 years.
The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)	Number of Unvested RSAs	Weighted Average Grant-date Fair Value per Share ($)
Balances at December 31, 2011	17,500	7.03	49,008	15.96
Granted	—	—	7,000	3.68
Options Exercised	—	—	—	—
RSA Releases	—	—	(16,934)	15.01
Forfeited/Expired	(17,500)	5.58	(17,004)	14.98
Balances at December 31, 2012	—	—	22,070	13.54
Granted	—	—	145,000	2.25
RSA Releases	—	—	(149,328)	2.47
Forfeited/Expired	—	—	(11,068)	16.20
Balances at Dec 31, 2013	—	—	6,674	10.37

Awards to Non-Employees
In January 2012, we issued 41,910 shares of common stock to a firm as consideration for legal services. The fair value of the stock was based on the closing market price of our common stock on the date of the grant. The consideration for the shares amounted to $0.2 million in services. No other shares were awarded to non-employees during the year ended December 31, 2013.

NOTE 16. NET LOSS PER SHARE
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding, OP Units and preferred shares have not been included in the net loss per share calculation, as their effect on the losses would be antidilutive. Net income (loss) per share for each of the two years ended December 31, 2013 and 2012 is as follows (in thousands, except for shares and per share amounts):

	Year ended December 31,
	2013	2012
Loss from continuing operations	$(14,529)	$(8,279)
Loss attributable to noncontrolling interests from continuing operations	1,482	2,804
Loss from continuing operations, including noncontrolling interest	(13,047)	(5,475)
Discontinued operations:
Loss from discontinued operations	(899)	(4,505)
Gain on disposition discontinued operations	439	15,082
Income tax expense	(194)	(4,083)
Income attributable to noncontrolling interests from discontinued operations	(69)	395
Income (loss) from discontinued operations, including noncontrolling interest	(723)	6,889

Preferred stock dividend	(240)	(240)

Net Income (loss) attributable to ASRealty, Inc. common stockholders	$(14,009)	$1,174

Basic and diluted per share data:
Loss from continuing operations attributable to ASR, Inc. common stockholders	$(3.68)	$(1.60)
Income from discontinued operations attributable to ASR, Inc. common stockholders	(0.20)	1.93
Net income attributable to ASR, Inc. common stockholders	$(3.88)	$0.33

Basic and diluted weighted average shares used	3,610,243	3,569,032

The earnings per share for the year ended December 31, 2012 differs from what was previously reported for that period. Prior disclosures for the year ended December 31, 2012 erroneously reflected net income per share of $0.40. The current presentation corrects the computational error.

The following weighted average preferred shares, stock options and OP units outstanding that can be converted into shares of common stock were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year ended December 31,
	2013	2012
Series A Preferred	54,970	55,170
Stock options	—	16,042
OP Units	249,263	518,982
Total	304,233	590,194

In 2013, 36,780 shares of the Preferred Series A stock were converted into Preferred Series C stock, which is classified as a long-term liability, with no conversion feature. As of December 31, 2013 the Company had 18,390 shares of Preferred Series A outstanding (see Note 14. - Captial Structure for additional details related to the conversion of certain Series A Preferred stock).
NOTE 17. INCOME TAXES
For the years ended December 31, 2013 and 2012, the provision for income taxes from consolidated operations consists of the following (in thousands):

	Year ended December 31,
	2013	2012

Current expense :
Federal	$—	$—
State	—	151
	$—	$151
Deferred expense:
Federal	$1,734	$485
State	234	179
	$1,968	$664
Income tax expense	$1,968	$815
For the years ended December 31, 2013 and 2012, the effective tax rate used by the Company was 36.63% which is a blended federal and state tax rate, taking into account certain non-deductible expenses for federal and state tax purposes.
For the year ended December 21, 2013, the tax benefit associated with the Company's pre-tax losses was approximately $4.51 million. In reviewing the resulting deferred tax assets and liabilities as of December 31, 2013, the Company determined that an adjustment was required to take into account the future benefit to the Company. The review included an analysis of the current fair value of each of the Company's assets and the potential net taxable gains to be realized from the sale of these assets. The gains to be realized were compared to recorded value of the Company's net deferred tax asset, including federal and state net operating loss carry-forwards of approximately $23.0 million and $6.6 million, respectively, as of December 31, 2013. As a result of the analysis, the Company made an adjustment in the amount of $6.48 million to reduce the carrying amount of the net deferred tax asset. This adjustment took into account the future realizability of the Company's tax loss carry-forwards, the future value of its temporary timing differences and its probable future realizable gains from asset sales. For the year ended December 31, 2013, the company netted the current tax benefit of $4.51 million and the reduction in the net deferred tax asset of $6.48 million and recorded tax expense of $1.97 million.

	Year ended December 31,
	2013	2012
	(in thousands)
Expected income tax expense at statutory federal rate	$(3,864)	$955
Permanent differences:
Non-controlling interest	53	(109)
Meals and entertainment	6	11
Penalties	(33)	—
Return to provision	(212)	(153)
State income tax expense	(460)	218
Subtotal	$(4,510)	$922
Write-down to realizable value	6,478	(107)
Income tax expense	$1,968	$815

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. As of December 31, 2013 and 2012, the components of the Company's deferred tax assets and liabilities (following the effects of the 6.48 million adjustment in 2013) were as follows:

	Year ended December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses	$8,560	$9,037
Built in gains	—	2,246
Intangible assets	1,960	132
Allowance for bad debts	40	73
Share-based compensation	283	129
Charitable contributions	1	1
Accrued expenses	1,596	—
Alternative minimum tax	—	85
Total deferred tax asset	$12,440	$11,703
Deferred tax liabilities:
Straight-line rents receivable	$(269)	$(395)
Built in gains	(2,831)	—
Total deferred tax liabilities	$(3,100)	$(395)
Net deferred tax asset	$9,340	$11,308
The Company believes that it has the appropriate support for the income tax positions taken and to be taken on our tax returns, and that accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company's federal and state tax returns open to audit generally include all years from 2010 and beyond. The examination of the Company's 2012 tax return by the Internal Revenue Service was closed with no changes and the tax return was consequently accepted as originally submitted.
The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that exceeds the fifty percent probability threshold for realization upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. The Company had no known uncertain tax positions for the reporting periods ended December 31, 2013 and 2012.
ASR is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in ownership should occur, there could be a significant annual limitation on the amount of loss carry-forwards and future recognized losses that can be utilized, and ultimately some amount of loss carry-forwards may not be available. Such changes could result in additional tax provision. The net operating loss carry-forwards expire in 2024 through 2031.

NOTE 18. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses and prepare financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. In 2012, we operated as one segment that provided comprehensive real estate services to all geographic regions.
During the first quarter of 2013, the Company reassessed its application of segment guidance and based on the expected performance of our operating segments, determined that it would be more appropriate to present our reporting units as two reportable segments: (i) real estate portfolio operations and (ii) integrated real estate services provided to third-parties.

In conjunction with this re-assessment, we have revised our prior period presentation to report comparative segment performance.

The following table sets forth comparative segment information for the periods presented (in thousands):

	As of and for the year ended December 31,
2013	Portfolio Operations	Integrated Services	Corporate	Total Consolidated
Revenues from external customers	$39,226	$3,441	$—	$42,667
Intersegment revenues	476	1,845	(2,321)	—
Interest income	—	—	6	6
Total revenue	$39,702	$5,286	$(2,315)	$42,673

Loss from continuing operations	$(2,936)	$(3,997)	(7,596)	$(14,529)
Loss from discontinued operations	—	—	(654)	(654)
Net loss attributable to non-controlling interest	—	—	1,414	1,414
Net loss attributable to ASR, Inc.	$(2,936)	$(3,997)	$(6,836)	$(13,769)

Total segment assets	$374,739	$14,632	$9,284	$398,655

	As of and for the year ended December 31,
2012	Portfolio Operations	Integrated Services	Corporate	Total Consolidated
Revenues from external customers	$39,050	$3,060	$—	$42,110
Intersegment revenues	450	3,153	(3,603)	—
Interest income	—	—	125	125
Total revenue	$39,500	$6,213	$(3,478)	$42,235

Loss from continuing operations	$(1,112)	$(1,701)	(5,466)	$(8,279)
Income from discontinued operations	—	—	6,494	6,494
Net loss attributable to non-controlling interest	—	—	3,199	3,199
Net (loss) income attributable to ASR, Inc.	$(1,112)	$(1,701)	$4,227	$1,414

Total segment assets	$389,762	$15,167	$12,449	$417,378

NOTE 19. COMMITMENTS AND CONTINGENCIES
As disclosed in Note 8 - Discontinued Operations, July 2013, the office property located at 2620/2630 Fountain View in Houston, Texas, and held in a partnership with another investor, was sold for approximately $8.9 million.  The sale generated proceeds of approximately $3.1 million after repayment of the note payable secured by the property in the amount of approximately $5.2 million, selling expenses and payment of other obligations.  As the result of on-going litigation with the Company’s partner, $2.8 million of the $3.1 million sales proceeds were deposited into a court escrow account and is reflected on the Company’s Consolidated Statement of Financial Position as restricted cash at December 31, 2013.  The Company continues to negotiate with its partner and counter party in the legal proceedings to find a mutually agreeable settlement which would enable the release and final distribution of the remaining $2.8 million in sale proceeds. There can be no assurance that the Company will be successful in its attempts to negotiate or that a favorable resolution will be obtained through the courts.
In conjunction with the purchase of certain Dunham Properties (See Note 4 - Acquisition Activities) the Company is obligated to pay, pro rata to the holders of the Company’s Series B Preferred, additional amounts based on the price received from the sale of the Dunham Properties.  Such payments are described as Sale Payments and Participation Payments.  Sale Payments (as the term is described in Note 14 - Capital Structure, Series B Preferred), if any, are effectively treated as prepayments applied against the mandatory redemption amounts and reduce the amounts payable to holders of the Series B Preferred on the various redemption dates.  Participation Payments (as the term is described in Note 17 - Capital Structure, Series B Preferred), if any, are payments required under the terms of the Dunham agreements requiring the Company to share the excess of certain sales proceeds over the December 30, 2013 acquisition price paid to Dunham.  Participation Payments are payable to holders of the Company’s Series B Preferred whenever such excess sales proceeds are realized, do not reduce the redemption amounts payable, and are due even if all shares of the Company’s Series B Preferred have been redeemed in full.
In January of 2010, the Company acquired from Evergreen, the rights to various management contracts, including a contract for the management of a residential apartment building located in Las Cruces, New Mexico which was owned by a group of tenant-in-common owners.  In May of 2013, the tenant-in-common owners of the property filed suit against the Company.  In July of 2013, the Company entered into a stand-still and settlement agreement with the tenant-in-common owners.  The agreement included, as a material term of the settlement, a provision calling for the ultimate dismissal of the lawsuit.  Notwithstanding the terms of the stand-still and settlement agreement and unbeknownst to the Company, the tenant-in-common owners moved forward with the action against the Company and obtained a default judgment against the Company in August of 2013. The Company’s legal counsel has successfully had the default judgment set-aside however the Company was ordered to provide a $1.4 million bond pending re-trial of the matter.  Because of the stand-still and settlement agreement, the Company believes it will prevail in the upcoming re-trial of the matter. In the event that the Company is not successful, the Company’s potential loss exposure is estimated to range from $0.15 million to $1.0 million.
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including lawsuits by vendors and other creditors with respect to past due obligations. The Company routinely reviews all pending and threatened claims to assess the likelihood of an unfavorable outcome. When the Company’s management believes that a loss relating to such claim is probable, and the amount of such loss is able to be estimated, the Company records a liability for the expected amount of the loss.  When the Company’s management is unable to assess the possibility of an adverse outcome, but there is a reasonable possibility of a material adverse outcome, the Company will disclose the a loss range whenever such adverse outcome could adversely impact the Company’s consolidated financial position, results of operations, or cash flows.
The Company has received various notices from the NYSE MKT (the “Exchange”) advising the Company of its non-compliance with the following sections of the Exchange’s Company Guide:

•
Sections 134 and 1101 requires the Company to timely file its Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form10-Q for the three months ended March 31, 2014 and June 30, 2014. Based upon correspondence and communication with the Exchange, the Company has received an additional extension of time, until October 31, 2014, to file its 2013 Form 10-K. If that deadline is met, the Exchange has agreed to allow the Company an extension to December 31, 2014 to file its 2014 quarterly reports for each of the quarters ended March 31, June 30 and September 30, 2014. As of December 31, 2013, the Company has reserved $15.8 million for probable losses from pending litigation.

•
Due to the losses incurred by the Company in its five most recent fiscal years, the Company is in violation of Section 1003 (a) (iii) which requires listed companies to maintain stockholders' equity of at least $6,000,000.

•
The Company has past due listing fees due to the Exchange totaling approximately $0.04 million, which is a violation of Section 1003(f)(iv). The Company’s ability to continue listing its stock on the Exchange is predicated on payment of these past due obligations.

NOTE 20. SUBSEQUENT EVENTS
Asset Dispositions
In January 2014, the Company disposed of Windrose Plaza for $5.75 million and received net sales proceeds of $5.42 million after selling expenses. In conjunction with the sale, the Company paid off the notes payable secured by Windrose Plaza, and other obligations, totaling approximately $5.1 million. The remaining proceeds were used to fund operations. The Company’s estimated gain on sale will be $2.1 million in 2014.
In June 2014, the property known as 2640/2650 Fountain View was sold for $17.35 million. The company received $4.34 million after payments to creditors totaling $12.67 million, and selling expenses of approximately $0.11 million. The Company expects to report a gain on the sale of approximately $4.2 million in 2014.
In July 2014, the property known as 6430 Richmond was foreclosed by the secured lender. The $2.05 million note payable secured by the property had matured in May of 2012 and could not be replaced under terms that were economically viable. The property and the corresponding note payable were held by a consolidated wholly owned subsidiary, and the Company did not guarantee the note payable. Previously, the Company recorded an impairment reserve in the amount of $1.40 million which, when added to the accumulated depreciation, reduced the Company’s net book value to approximately $1.76 million. Due primarily to the impairment reserve, the Company is not anticipated to record a loss in 2014 as a result of the lender foreclosure.
In October 2014, the Company sold its property located at 8100 Washington in Houston, Texas for $4.10 million and received net sales proceeds of $4.01 million. At the time of the sale, the secured note payable in the amount of $1.49 million was paid off. Including closing adjustments for prorations and operating expense, the Company received net proceeds of $2.33 million. The Company anticipates recording a gain of $2.0 million in 2014.
Acquisition Litigation
On December 30, 2013 in conjunction with the acquisition of the Dunham Properties (see Note 4 - Acquisition Activities), Dunham committed to loan or arrange for loans from third parties in the aggregate amount of $6.0 million. The loan commitment was to be funded in two tranches of $3.0 million each with simple interest at 8.0% until the first anniversary, and 12.0% thereafter. The first $3.0 million was advanced in January, 2014 with the second tranche to be advanced within 90 days. The second tranche was never funded.
The Company filed a lawsuit against Dunham (District Court of Harris County, Texas, Case No. 2014-24363) and in June 2014, a settlement was reached. Under the terms of the settlement, Dunham agreed to repurchase 14 of the original 19 properties acquired from Dunham on December 30, 2013. On July 25, 2014, Dunham completed the reacquisition of the 14 properties for the same net contribution value at which such properties were sold to the Company in 2013. The repurchased properties were valued at approximately $55.5 million, including the related secured debt of approximately $8.1 million. At the closing, Dunham surrendered shares of the Company’s Series B Preferred with an aggregate liquidation preference of approximately $47.4 million. At the closing, the Company was required to pay the transfer, escrow and title costs which totaled approximately $0.65 million. As part of the settlement agreement, the Company was required to pay its own legal fees which totaled approximately $0.20 million.
In addition to canceling the second tranche of the loan commitment for $3.0 million, the Company reduced the number of warrants issued to Dunham for the purchase of the Company’s common stock from 600,000 to 300,000 shares (see Note 14 - Capital Structure, Warrants Issued).
In conjunction with the settlement agreement, the Company also restructured the mandatory redemption provisions of the Series B Preferred issued to Dunham in December 2013 (see Note 14 - Capital Structure, Series B Preferred). Pursuant to the restated Articles Supplementary for the Series B Preferred, the mandatory redemption requirements for the remaining Series B Preferred with an aggregate liquidation preference of approximately $20.1 million are as follows: (i) approximately $3.011 million, less any “Adjustments” (see definition of Adjustments in Note 14 - Capital Structure, Series B Preferred) received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before December 1, 2014, (ii) approximately $7.025 million, less any Adjustments received by the Series B Preferred holders, is payable to holders of the Company’s Series B Preferred on or before June 1, 2015, and (iii) the remainder of the liquidation preference less any Adjustments will be paid to fully redeem all the remaining outstanding share of the Company’s Series B Preferred on or before December 1, 2015. Excluding any reductions for Adjustments and increases for unpaid accruing dividends, the anticipated final liquidation payment due to holders of the Company’s Series B Preferred will be approximately $10.035 million. The final redemption price payable to holders of the Company’s Series B Preferred will be increased for any accrued and unpaid dividends with respect to such shares.
Actions Affecting Creditors
In January 2014, the Company filed voluntary petitions for reorganization under Chapter 11, Title 11 of the US Bankruptcy Code for three subsidiaries: ASR-8 Center LP (Northwest Spectrum Plaza), ASR-Parkway One & Two LP (800/888 Sam Houston Parkway), and ASR-Fountain View Place LP (2640/2650 Fountain View). The Company sought protection from the secured creditors in bankruptcy court as a means of preserving the Company’s equity in the properties held by these subsidiaries since the creditors were seeking to foreclosure on the assets. Subsequently, in June 2014, the property held and ASR-Fountain View Place LP (2640/2650 Fountain View) was sold for $17.35 million and all creditors were paid in full. In addition, ASR-Parkway One & Two LP and ASR-8 Center LP filed plans of reorganization with the US Bankruptcy Court which provided for the creditors of these two subsidiaries to be paid the full amount of what they were owed. ASR-Parkway One & Two LP entered into a new note with the existing secured creditor in the amount of $4.6 million, maturing June 30, 2015 at a fixed rate of interest of 4.25%. Similarly, the property held by ASR-8 Center LP entered into a new note with the lender for $4.9 million, maturing December 31, 2015 at a fixed rate of interest of 4.25%.
On September 30, 2014, the Company filed voluntary petitions for reorganization under Chapter 11, Title 11 of the US Bankruptcy Code for ASR 2401 Fountainview, LP, a subsidiary of the Company. The action was taken by the Company in response to foreclosure proceedings being instituted by the secured creditor. The Company’s management believes that the value of the property known as 2401 Fountainview can be preserved through either a plan of reorganization or orderly marketing and sale of the asset. Although there can be no assurances, the Company believes that the subsidiary will continue to operate as a “debtor in possession” in the ordinary course under the jurisdiction of the Bankruptcy Court.

On February 14, 2014, at the request of Nextera Retail of Texas, LP (“Nextera”), the District Court of Harris County, Texas (the “Court”) appointed a receiver in connection with a judgment against the Company. The action was the result of a vendor dispute which was settled by the Court in favor of Nextera, in the amount of $2.8 million. On February 20, 2014, the Company satisfied in full all obligations to Nextera, with a payment of $1.5 million and receivership costs of $0.15 million, and the District Court rescinded the order appointing the receiver.  Day-to-day operations of the Company were not impacted and satisfaction of the Nextera obligation did not have a material adverse effect on the operations or financial condition of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Our principal executive officer and principal financial officers, or persons performing similar functions, are responsible for evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the year ended December 31, 2013.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officers, or persons performing similar functions, to allow timely decisions regarding required disclosure.
The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the year ended December 31, 2013. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officers, or persons performing similar functions, concluded that our disclosure controls and procedures are not effective as to the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as of December 31, 2013, to ensure information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required, identifying the significant deficiencies constituting material weaknesses as described below.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act of 1934, which is a process designed by, or under the supervision of the Company’s management, under the supervision of our principal executive, principal financial officer, or person performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including the Company’s principal executive officer and principal financial officers, or persons performing similar functions, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based upon the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management and the Company's principal executive officer and principal financial officers, or persons performing similar functions, believe as of December 31, 2013, the Company’s internal control over financial reporting was not effective based upon the COSO criteria. Based on management’s and the Company's principal executive officer and principal financial officers, or persons performing similar functions assessment, it was determined there were significant deficiencies constituting material weaknesses in its internal control over financial reporting as of December 31, 2013, regarding (a) proper maintenance and timely reconciliation of financial accounting records within the Company's ERP system required to carry out the financial close process, (b) adherence to Company accounting review and monitoring controls over financial disclosure controls and procedures to ensure timely preparation of information required for disclosure by the Company, thereby inhibiting the Company from timely identification and preparation of disclosure and reports, as required to be filed and submitted under the Exchange Act, and (c) an absence of experienced and knowledgeable personnel familiar with accounting principles generally accepted in the United States, reporting requirements of the SEC, criteria issued by COSO related to proper maintenance, and monitoring and reporting of internal controls over financial reporting.
Remediation Plan and Status
Since identifying the deficiencies, the Company has engaged accounting and financial reporting consultants to assist in the remediation of reconciliations of financial accounting records, preparation of reports required for proper disclosures and reports required to be filed and submitted to the Exchange and has hired an interim Chief Accounting Officer with the knowledge and experience to begin the remediation process regarding the deficiencies in the Company disclosure controls and procedures, and internal controls over financial reporting.
The Company's management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weaknesses and to pro-actively manage any other areas of risk that may be identified. The Company's executive management team and Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.
Changes in Internal Controls
During the three months ended December 31, 2013, the Company identified significant deficiencies related to (a) reconciliation and maintenance of financial accounting records within the Company's ERP system, (b) adherence to Company accounting review and monitoring controls over financial disclosure controls and procedures, and (c) an absence of experienced and knowledgeable personnel familiar with accounting principles generally accepted in the United States, reporting requirements of the SEC, and criteria issued by COSO, as described above.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act and Section 404(c) of the Sarbanes-Oxley Act of 2002, as adopted and amended by the SEC, which provides that Section 404(b) of the Sarbanes-Oxley Act is not applicable with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 12b-2 the Company is a smaller reporting company and not subject to the internal control over financial reporting attestation requirements by the Company's registered independent public accounting firm.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information concerning the directors and executive officers of the Company and its principal subsidiaries:

NAME	POSITION	AGE	TIME IN OFFICE
William J. Carden	Chairman of the Board	69	Since 2000
	Chief Executive Officer and President		Since 2002
Matthew Thornton	President, American Spectrum Risk and Insurance Services, Inc.	43	Since October 2011
Quentin Thompson	Chief Financial Officer	58	Since July 2014
G. Wayne Reyes	President, American Spectrum Management Group	64	Since April 2013
Patrick D. Barrett	Director	60	Since October 2012
D. Brownell Wheless	Director	65	Since July 2011

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
Matthew Thornton: Mr. Thornton was appointed President of American Spectrum Risk and Insurance Services, Inc.in October 2011. Mr. Thornton brings finance, management, investment, business development, and executive leadership expertise to the Company. Mr. Thornton has over 20 years experience in strategic planning, business development and management and insurance related activities. Additionally, Mr. Thornton has seven years experience serving as a financial adviser, and four years as a marketing and business development specialist. In January of 2012, Mr. Thornton was promoted to President of American Spectrum Risk Insurance Services, LLC with responsibility for managing over one billion dollars in Company assets. Mr. Thornton was promoted to Vice President of Risk Management in 2010, overseeing all insurance related issues for the corporate entity and subsidiaries of the Company and all of the owned and managed assets across the United States. In addition, Mr. Thornton was responsible for identifying, developing and promoting additional revenue streams throughout the Company's portfolio of assets. Mr. Thornton joined the Company in 2009 as a risk asset manager, managing a portfolio consisting of over 80 assets. He attended California State University, in Long Beach, California.
Quentin Thompson - Mr. Thompson began working with the Company as interim Chief Accounting Officer effective July 28, 2014. He was appointed Chief Financial Officer ("CFO") in October, 2014. Mr. Thompson has over 20 years experience as chief financial officer and vice president of finance for privately held and publicly traded real estate companies. His real estate experience includes acquisition, disposition, development, and asset management, involving single and multifamily residential, retail, commercial, industrial properties as well as land development and construction of single family homes. He recently served as Chief Financial Officer for Airports Worldwide, an airport operator and investor affiliated with the Houston Airports having airport investments and management operations in the United States, Western Europe and Central America. Prior to that, Mr. Thompson worked as a subcontractor for Colliers International in their government solutions group which was involved in the management, operations and disposition of real estate assets in 33 states for the Dallas office of the Federal Deposit Insurance Corporation ("FDIC"). Mr Thompson has a Bachelors degree from University of California, Santa Barbara, in Business Economics. Mr. Thompson obtained his CPA license in California while working for Deloitte LLP. Mr. Thompson's license is currently inactive.
G. Wayne Reyes - Mr. Reyes was appointed President of American Spectrum Realty Management Group, Inc. (“ASMG”) in April 2013. ASMG is a wholly-owned subsidiary of the Company. Mr. Reyes has over 25 years of experience in management, leasing, construction, and allied accounting for portfolios of office, industrial, retail, and multi-family properties. Mr. Reyes' career involvement in the commercial real estate market includes having twice served as President of the Houston Chapter of the Institute of Real Estate Management, IREM. Mr. Reyes holds a Texas Real Estate Broker’s License and the designation of Certified Property Manager (CPM®). Mr. Reyes attended Texas State University.

Patrick D. Barrett - Mr. Barrett is a director of the Company. Mr. Barrett is a real estate investor owner/operator through his company Capstone Realty Partners, LLC, which he founded in 2002. Mr. Barrett is an experienced real estate executive and principal with more than 25 years of expertise in the acquisition and operation of all categories of investment properties. Mr. Barrett, from 1990 - 2002, was a co-founding partner and the chief operating officer of a vertically integrated real estate owner/operator and its wholly-owned management company. Under Mr. Barrett's 12 direction, the Company acquired and repositioned over 30 apartment, office, retail, and hotel properties located throughout the United States and Canada, with a total acquisition value in excess of $325 million. Mr. Barrett began his career working in corporate finance in the investment banking industry. Mr. Barrett obtained a Bachelor’s degree from the University of Kansas and an MBA from the Stanford Graduate School of Business. Mr. Barrett also attended law school at the University of Kansas. Mr. Barrett is Chairman of the Company’s Nominating/Corporate Governance Committee and serves as a member of the Company’s Investment Committee. Mr. Barrett brings real estate acquisition, operations, finance, management and leadership expertise to the Board.
D. Brownell Wheless - Mr. Wheless is a director of the Company. Mr. Wheless is a partner in NuSource Financial Group, LLP and is a Certified Public Accountant. He holds an undergraduate degree in Economics from Rice University and has performed post graduate work at the University of Texas in Austin with a concentration in accounting. Mr. Wheless is Chairman of the Company’s Audit and Compensation Committees. Mr. Wheless is also a member of the Company’s Nominating/Corporate Governance Committees. Mr. Wheless brings accounting, financial services and executive leadership expertise to the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock, to file reports of ownership of, and transactions in, the Company's securities with the SEC. Based solely on the review of copies of such filings received by the Company or any written representations from certain reporting persons, the Company believes that its directors, officers timely filed all reports required of them during 2013 under Section 16(a)
Code of Business Conduct and Ethics
We have adopted a Standards of Business Conduct policy that applies to our directors and executive officers and is available on our website (www.americanspectrum.com). Additionally, we will provide a copy to any stockholder who requests it by writing our secretary at 2401 Fountain View, Suite 750, Houston, Texas 77057. In the event that an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics is necessary, we intend to post such information on our website.
Nominating Committee
The Nominating/Corporate Governance Committee (the “Nominating Committee”) was established by the Board in 2003 and is composed of Mr. Barrett and Mr. Wheless, each of whom is independent within the meaning of the listing standards of the Exchange. Mr. Barrett is Chairman of the Nominating Committee. The Nominating Committee has a charter, a copy of which can be found on the Company’s website at www.americanspectrum.com.
The Nominating Committee selects or recommends that the Board select all candidates for all directorships and will consider candidates put forward by stockholders, who should follow the procedures set forth below under “Stockholder Proposals for the Company’s 2014 Annual Meeting.” In identifying candidates for membership on the Board of Directors, the Nominating Committee takes into account all factors it considers appropriate, which may include ensuring that the Board of Directors, as a whole, consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise, local or community ties and minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Nominating Committee also may consider the extent to which the candidate would fill a particular need on the Board. Currently there are no changes being made to the procedures by which security holders may recommend nominees to the registrant's board of directors nor have there been changes since previously provided in the Company's 2012 Annual Proxy Information.
Audit Committee
The Audit Committee is composed of Mr. Barrett and Mr. Wheless who is the Chairman. Members of the Audit Committee are independent within the meaning of the listing standards of the Exchange. The Board has determined that Mr. Wheless is an audit committee financial expert within the meaning of the rules of the SEC. The Board has adopted a charter for the Audit Committee, a copy of which is available on our website (www.americanspectrum.com). Additionally, we will provide a copy to any stockholder who requests it in writing from our corporate secretary at 2401 Fountain View, Suite 750, Houston, Texas 77057.
Item 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the compensation paid by the Company to its named executive officers.

				Stock	Other
		Salary	Bonus	Awards (a)	Comp	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
William J. Carden, Chairman of the Board, Chief Executive Officer	2013	587,171	—	112,500	10,658	710,329
and President	2012	612,700	—	3,750	15,077	631,527
Matthew Thornton, President,	2013	252,300	—	—		252,300
American Spectrum Risk and Insurance Services, LLC	2012	124,481	—	—	—	124,481
G. Wayne Reyes, President,	2013	150,128	—	—		150,128
American Spectrum Management Group
William H. McGrath, President,	2013	110,088	—	—		110,088
American Spectrum Management Group	2012	196,000	—	—		196,000
G. Anthony Eppolito, Chief Financial Officer	2013	131,334	—	—		131,334
	2012	165,000	—	—		165,000

Significant Terms of Executive Officer Compensation
William J. Carden: Mr. Carden currently does not have an employment agreement in place with the Company. Mr. Carden receives a base salary plus share based equity compensation, as part of his compensation package. During 2013 and 2012, Mr. Carden received restricted stock grants of 50,000 shares and 1,000 shares for the given year, respectively. The 50,000 shares vested immediately upon the date of grant. The 1,000 share received in 2012 vest over a three year period, with one-third of the shares vesting equally on the anniversary date of grant beginning one year from the grant date. Other compensation consists of reimbursed personal automobile expenses.
Matthew Thornton: Mr. Thornton currently does not have an employment agreement in place with the Company. Mr. Thornton receives an annual base salary, as the only part of his compensation package with the Company.
G. Wayne Reyes: Mr. Reyes currently does not have an employment agreement in place with the Company. Mr. Reyes receives an annual base salary, as the only part of his compensation package with the Company.
William H. McGrath: Mr. McGrath did not have an employment agreement with the Company. Mr. McGrath received an annual base salary, as the only part of his compensation package with the Company. Mr. McGrath resigned his employment with the Company in April 2013. Mr. McGrath, upon his discontinuation of employment with the Company forfeited 8,668 shares of restricted stock awards granted to him during 2010 and 2011 of his employment. No shares were granted to Mr. McGrath during 2012.
G. Anthony Eppolito: Mr. Eppolito did not have an employment agreement with the Company. Mr. Eppolito received an annual base salary, as the only part of his compensation package with the Company. Mr. Eppolito, upon his resignation, received acceleration of 4,667 restricted stocks awards granted to him in 2010 and 2011. No shares were awarded to Mr. Eppolito in 2012. Mr. Eppolito's resigned his employment with the Company in October 2013.
Stock Incentive Plan
The Company has in effect Omnibus Stock Incentive Plan (the “Plan”), which was established by the Board in 2001, is administered by the Compensation Committee and provides for the granting of options, stock appreciation rights, restricted stock and performance units and shares, as may be determined by the Board.
The dollar values are based on the fair market value on the date of grant. A discussion of the assumptions used to value restricted stock grants is contained in the notes to the Company’s financial statements. The restricted shares are subject to repurchase by the Company upon termination or resignation of the individual’s employment for a price of $.02 per share. The recipients of restricted stock paid no consideration to the Company for their shares, have the right to vote their shares, to receive and retain all cash dividends payable to the Company’s stockholders and to exercise all rights, powers and privileges of a stockholder, with the exception that the recipient may not transfer the common stock during the restricted period.
Under the Plan, up to a total of 360,000 shares of the Company's common stock may be issued to executive officers, directors or other key employees of the Company. Options to acquire common stock are expected to be in the form of incentive and non-qualified stock options and are exercisable for up to ten years following the date of the grant. The Board sets the exercise price of each option, but the Plan requires that the exercise price per share equal or exceed the fair market value of the Company's common stock on the grant date. As of December 31, 2013, the Plan had 52,661 shares available for issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information regarding stock awards as of December 31, 2013 by the named executive officers.

	Stock Awards
Name	Number of shares of stock not vested (a)	Market value of shares of stock not vested (b)
William J. Carden	1,002	$1,824
(a) Represents unvested shares of restricted stock.
(b) The market value of shares was determined by multiplying the $1.82 closing price of the Company’s stock as of December 31, 2013 by the number of shares.

Executive Officer Equity Compensation
William J. Carden: Shares presented in table represents two grants of 1,000 restricted shares granted each in 2011 and 2012, respectively, with each grant vesting equally in three installments on the anniversary date of grant. On September 25, 2013, Mr. Cardin was granted 25,000 shares of restricted stock, all of which were fully vested on the date of issuance. With respect to Mr. Carden, the repurchase restriction for the shares granted lapses in three equal installments with the first investment lapsing on the first anniversary of the grant date.
Director Compensation
Each non-employee director receives $12,000 annually for serving on the Board, $1,000 for each meeting attended in person and $500 for each telephonic meeting in which the director participates, including any committee meetings. Mr. Wheless also received a total of $50,000 in 2013 for serving as Chairman of the Audit Committee. A director may elect to receive the fee in cash or in common stock valued at its then fair market value. Each director is also reimbursed for travel expenses for attending meetings. During 2012, each non-employee director was also granted 1,000 shares of restricted stock, which vest in three equal installments on the first, second and third anniversary of the grant date.
The following table sets forth information regarding director compensation for the fiscal year ended December 31, 2013 (excludes named executive officers).

	($)	($)	($)
Name	Fees Earned or Paid In Cash	Stock Awards (a)	Total
D. Brownell Wheless	54,000	78,750	132,750
Patrick D. Barrett	23,500	78,750	102,250
Stacey F. Speier	31,000	56,250	87,250
(a) Represents the number of restricted shares granted to each member during 2013 was: Mr. Wheless - 35,000; Mr. Barrett - 35,000; and Mr. Speier 25,000, respectively. The value presented in the table immediately above reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R. At December 31, 2013, the aggregate number of unvested restricted stock awards for each member of the board was: Mr. Wheless 667; Mr. Barrett 667; and Mr. Speier 667, respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information regarding the beneficial ownership of common stock as of October 24, 2014, by (i) each of the Company's directors and nominees, (ii) each of the Company’s executive officers, (iii) all directors, nominees and executive officers as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock. This table is based on information provided to the Company or filed with the SEC by the Company's directors, nominees, executive officers and principal stockholders. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

NAME OF BENEFICIAL OWNER(1)	NUMBER OF SHARES OF COMMON STOCK(2)	PERCENTAGE OF OUTSTANDING COMMON STOCK(3)
William J. Carden(4)	1,241,787	33.3%
D. Brownell Wheless(5)	36,000	*
Patrick D. Barrett(5)	36,000	*
All Directors, Nominees and Executive Officers as a Group (3 persons)	1,313,787	35.9%

Estate of John N. Galardi(6)	616,523	16.5%
Cynthia L. Galardi(7)	202,130	5.4%
* Less than 1%
(1)    Except as specifically noted in the footnotes below, the address of each of the named beneficial owners is c/o American Spectrum Realty, Inc., 2401 Fountain View, Suite 750, Houston, Texas 77057.
(2)    For each beneficial owner, includes common stock subject to options or conversion rights exercisable, respectively, within 60 days of October 24 2014. Includes, as to Mr. Galardi’s estate, common stock issuable upon exchange of Operating Partnership Units.
(3)    The percentage ownership is based on 3,703,142 outstanding shares of common stock as of October 24, 2014, as well as shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(4)    Includes shares of common stock owned by Mr. Carden and the persons or entities listed as follows: (i) 976,291 shares of common stock directly owned by Mr. Carden (ii) 217,576 shares of common stock owned by Mr. Carden's spouse, (iii) 22,764 shares of Common stock owned by a company controlled by Mr. Carden, (iv) 25,156 shares of common stock owned by a company controlled by Mr. Carden in which Mr. Galardi’s children trusts a 5.28% interest , (v) 2,268 shares issuable upon exchange of Operating Partnership units owned by Mr. Galardi’s estate, (vi) 1,000 shares of restricted stock granted May 12, 2010, 1,000 shares of restricted stock granted July 1, 2011, and 1,000 shares of restricted stock granted August 9, 2012 (all of which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant) and (vii) 50,000 shares of restricted stock granted September 25, 2013 (which vest immediately on the date of grant). Certain shares referenced above may be deemed to be beneficially owned by Mr. Carden and may also be deemed to be beneficially owned by Mr. Galardi’s estate. Mr. Carden disclaims beneficial ownership of the shares held by his spouse. .
(5)    Represents restricted shares granted in 2013 and in 2012. Mr. Wheless and Mr. Barrett, received 1,000 shares each granted in 2012 which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant. Mr. Wheless and Mr. Barrett received 35,000, and 35,000 shares each, respectively, granted in 2013 which vested immediately on the date of grant.
(6)    The Estate of John Galardi includes: (i) 2,268 shares issuable upon exchange of Operating Partnership Units, (ii) 25,156 shares of common stock owned by a company in which Mr. Galardi’s children trusts own a 5.28% interest, (iii) 125,097 shares owned jointly with Timothy R. Brown, a former director of the Company, (iv) 1,000 shares of restricted stock granted on May 12, 2010, 1,000 shares of restricted stock granted on July 1, 2011 and 1,000 shares of restricted stock granted on August 9, 2012 (all of which vest in three equal annual installments with the first installment vesting on the anniversary of the date of grant). Certain shares referenced above may be deemed to be beneficially owned by Mr. Galardi’s estate and may also be deemed to be beneficially owned by Mr. Carden.
(7)    Information is based upon the most recent filing by the "beneficial owner or their estate" pursuant to Section 13(d) or 13(g). The Company has no knowledge or basis , or other information indicating the information has changed since previously reported. Rule Ms. Galardi’s address is 3511 Race St., Portsmouth, Virginia, 23707.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock to file reports of ownership of, and transactions in, the Company's securities with the SEC. Based solely on the review of copies of such filings received by the Company or any written representations from certain reporting persons, the Company believes that its directors, officers and 10% or more stockholders, unless noted otherwise, timely filed all reports required of them during 2013 under Section 16(a). The Estate of John Galardi and Ms. Galardi did not report any filings pursuant Section 13(d) or 13(g) pursuant of the Exchange Act of 1934.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In December 2011, Mr. Galardi loaned $0.3 million to us and pledged $0.4 million in certificates of deposit to additionally secure another one of our loans. The estate of Mr. Galardi, who died in April 2013, is one of our principal shareholders.
We agreed to pay a guarantee fee to Mr. Carden and Mr. Galardi (“the Guarantors”), in consideration for their agreement to guarantee certain of our loans. The Guarantors are paid a guarantee fee based upon the principal amount guaranteed at a rate ranging between .25% and .75% (depending on the nature of the guarantee) as of December 31 (“Guarantee Fee”).
During the year ended December 31, 2013, Mr. Carden guaranteed a total of $11.2 million in notes on the Windrose, 2640/2650 Fountain View, and Northwest Spectrum Plaza properties, as well as multiple corporate notes. Guarantee fees earned by Mr. Carden for the year ended December 31, 2013 totaled approximately $0.08 million, of which $0.02 million was unpaid at December 31, 2013. During the year ended December 31, 2012, Mr. Carden provided loan guarantees for approximately $8.8 million in loans and received $0.16 million in loan guarantee fees.
No amounts have been paid to Mr. Galardi for the years ending December 31, 2012 and 2013. In conjunction with a cross-complaint filed by the Estate of John N. Galardi against us in the matter of Kurt Sabatasso and Donna Sabatasso vs. American Spectrum Realty, Inc., John N. Galardi (See Item 3), the Co-trustees of the Estate made a claim for Mr. Galardi's unpaid Guarantee fees. The cross-complaint has been settled and we have agreed to pay the Guarantee Fees and to reimburse the Galardi Estate for their legal defense costs.
Except in circumstances where a comparable body of the Board of Directors has been appointed for such purpose, the Company’s Audit Committee reviews transactions between the Company and any person who may be deemed to control the Company. The members of the Audit Committee are independent within the meaning of the listing standards of the Exchange. The Board has determined that Mr. Wheless is an audit committee financial expert within the meaning of the rules of the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
EEPB, P.C. has been selected by the Audit Committee as the Company’s independent auditors for the year ended December 31, 2013. EEPB, P.C. has served as the Company’s independent auditors since August 2010.

The Audit Committee reviewed and pre-approved all audit and permissible non-audit services performed by EEPB, P.C. as well as the fees paid for such services. Fees billed by EEPB, P.C. in 2013 and 2012 were as follows:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2013	$199,200	$—	$—	$—
2012	$194,000	$—	$—	$—

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following financial statements are included herein as part of this report:

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
Changes in real estate investments and accumulated depreciation for the years ended December 31 were as follows:

	December 31,
	2013	2012
	(in thousands)
ASR owned properties
Rental Property:
Balance at beginning of year	$110,999	$181,996
Additions during year:
Property acquisitions and additions	78,678	4,969
Retirements	(22,268)	(75,966)
Impairments	—	—
Balance at end of year (1)	$167,409	$110,999
Accumulated Depreciation:
Balance at beginning of year	$34,648	$59,173
Additions during year:
Depreciation	3,477	5,238
Retirements	(6,260)	(29,763)
Balance at end of year (2)	$31,865	$34,648
Variable Interest Entities
Rental Property:
Balance at beginning of year	$327,676	$338,845
Additions during year:
Property acquisitions and additions	467	640
Retirements	(74,215)	(11,809)
Balance at end of year	$253,928	$327,676
Accumulated Depreciation:
Balance at beginning of year	$37,127	$22,484
Additions during year:
Depreciation	12,032	15,392
Retirements	(9,331)	(749)
Balance at end of year	$39,828	$37,127
_______________________________
(1) Includes costs of $4,355 for Windrose Plaza property which is classified as Assets Held For Sale within the Consolidated Balance Sheet at December 31, 2013.
(2) Includes accumulated depreciation of $1,485 on the Windrose Plaza property which is netted against Assets Held For Sale within the Consolidated Balance Sheet at December 31, 2013.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2013 (3)
Property Name	% Owned	Location	Encumb.	Land	Bldgs. & Improv.	Subsq. Costs Capitalized (2)	Land	Bldgs. & Improv.	Total	Acc. Depre.	Date Constructed	Date Acquired	Life

ASR OWNED

2640-2650 Fountain View (4)	100%	Houston, TX	12,632	6,900	9,575	558	6,900	10,133	17,033	3,655	1979	2008	40
5450 Northwest Central	100%	Houston, TX	2,432	854	2,410	1,051	854	3,461	4,315	2,171	1979	2003	40
800 & 888 Sam Houston Pkwy	100%	Houston, TX	4,223	1,500	1,335	1,990	1,500	3,325	4,825	2,386	1980	2004	40
8100 Washington (4)	100%	Houston, TX	2,041	600	2,279	705	600	2,984	3,584	1,842	1980	2003	40
Atrium 6430 (4)	100%	Houston, TX	2,074	1,645	1,765	705	1,645	2,470	4,115	2,326	1974	2006	40
FMC Technology	100%	Houston, TX	8,176	2,375	9,502	5	2,375	9,507	11,882	4,173	1996	2006	40
Fountain View Office Tower	50%	Houston, TX	11,446	3,500	13,269	1,527	3,500	14,795	18,295	7,051	1980	2006	40
Gray Falls / 12000 Westheimer	100%	Houston, TX	7,012	2,548	4,350	2,004	2,548	6,354	8,902	3,973	1983	2006	40
Verdugo Medical Office	100%	Glendale, CA	9,077	1,656	8,194	—	1,656	8,194	9,850	—	2010	2013	40
Total Office Properties			$59,113	$21,578	$52,679	$8,545	$21,578	$61,223	$82,801	$27,577

Wilmington Industrial (4)	100%	Wilmington, CA	—	883	1,303	—	883	1,303	2,186	—	1958	2013	40
Total Industrial/Commercial Properties			—	$883	$1,303	—	$883	$1,303	$2,186	—

Northwest Spectrum Plaza	100%	Houston, TX	4,490	1,711	2,044	372	1,711	2,416	4,127	1,195	2004	2007	25
Windrose Plaza (4)(8)	100%	Spring, TX	3,794	1,100	2,429	826	1,100	3,255	4,355	1,485	2005	2007	25
Murrieta Plaza (4)	100%	Murrieta, CA	1,185	2,311	2,000	—	2,311	2,000	4,311	—	2006	2013	40
Total Retail Properties			9,469	$5,122	$6,473	1,198	$5,122	$7,671	$12,793	2,680

Sabo Road Self Storage	55%	Houston, TX	1,977	535	1,696	743	535	2,439	2,974	485	2006	2010	39
Tampa Self Storage	100%	Tampa, FL	1,451	669	1,575	—	669	1,575	2,244	277	1987	2010	40
Ocala Self Storage	100%	Ocala, FL	1,412	585	1,376	—	585	1,376	1,961	234		2010	40
Total Self-Storage Properties			$4,840	$1,789	$4,647	$743	$1,789	$5,390	$7,179	$996

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2013 (3)
Property Name	% Owned	Location	Encumb.	Land	Bldgs. & Improv.	Subsq. Costs Capitalized (2)	Land	Bldgs. & Improv.	Total	Acc. Depre.	Date Constructed	Date Acquired	Life

Florida Condominium Apartments (4)	100%	Imperial Beach, CA	6,905	5,371	4,512	—	5,371	4,512	9,883	—	1988	2013	40
San Ysidro (4)	100%	San Ysidro, CA	—	793	105	—	793	105	898	—	1955	2013	40
Quail Run Estate	100%	Aptos, CA	—	2,006	2,946	—	2,006	2,946	4,952	—	1992	2013	40
Total Residential / Multi-Family			$6,905	$8,170	$7,563	—	$8,170	$7,563	$15,733	—

Club Royal Oak (4)	100%	Kingsburg, CA	—	2,615	380	—	2,615	380	2,995	—	1963	2013	40
Nevada Treasure (4)	100%	Pahrump, NV	—	958	5,032	—	958	5,032	5,990	—	2005	2013	40
Total Recreational Vehicle Resort			—	$3,573	$5,412	—	$3,573	$5,412	$8,985	—

Perris (4)	100%	Perris, CA	—	921	—	—	921	—	921	—		2013
Encinitas	100%	Encinitas, CA	—	1,251	—	—	1,251	—	1,251	—		2013
Pierson (4)	100%	Desert Hot Springs, CA	—	654	—	—	654	—	654	—		2013
Imperial Beach	100%	Imperial Beach, CA	—	3,601	—	—	3,601	—	3,601	—		2013
Karen & Mission Lakes (4)	100%	Desert Hot Springs, CA	—	3,594	—	—	3,594	—	3,594	—		2013
El Toro Road (4)	100%	Perris, CA	—	359	—	—	359	—	359	—		2013
Calimesa	100%	Calimesa, CA	—	2,861	—	—	2,861	—	2,861	—		2013
Castaic (4)	75%	Castaic, CA	—	8,582	—	—	8,582	—	8,582	—		2013
Varner Road (4)	53%	Thousand Palms, CA	—	1,797	—	—	1,797	—	1,797	—		2013
Salton (4)	71%	Salton Sea Area, CA	—	5,796	—	—	5,796	—	5,796	—		2013
Ramona Blvd (4)	100%	San Jacinto, CA	—	7,620	—	—	7,620	—	7,620	—		2013
Total Land			—	$37,036	—	—	$37,036	—	$37,036	—

ASR, Inc.	N/A	Houston, TX	12,576	—	129	566	—	696	696	612
Total Corporate Properties			$12,576	—	$129	$566	—	$696	$696	$612

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2013 (3)
Property Name	% Owned	Location	Encumb.	Land	Bldgs. & Improv.	Subsq. Costs Capitalized (2)	Land	Bldgs. & Improv.	Total	Acc. Depre.	Date Constructed	Date Acquired	Life

TOTAL ASR OWNED			$92,903	$78,151	$78,206	$11,052	$78,151	$89,258	$167,409	$31,865

VARIABLE INTEREST ENTITIES

Commerce Distributions Center	1%	Commerce, CA	9,732	8,628	12,537	57	8,628	12,594	21,222	2,588	1957	2010	40
Dixon & 51st Logistics Center	—%	Des Moines, IA	16,959	3,682	19,128	—	3,682	19,128	22,810	3,927	1961	2010	40
Ohio Commerce Center	—%	Strongsville, OH	18,075	1,917	24,585	—	1,917	24,585	26,502	5,047	1968	2010	40
Springs Commerce I (1)	—%	OK, GA, SC, VA, PA	16,226	3,009	22,550	—	3,009	22,550	25,559	4,629	'95,['64,'93],'98,['98,'99],['00,'02]	2010	40
Springs Commerce II (2)	—%	GA, AL	19,729	1,709	21,356	85	1,709	21,441	23,150	4,444	1964,1955, 1973	2010	40
Springs Office (3)	—%	Fort Mill/Lancaster, SC	14,025	2,288	19,197	—	2,288	19,197	21,485	3,941	1971,1953, 1998	2010	40
Strongville Corporate Center	2%	Strongsville, OH	13,542	7,540	14,236	1	7,540	14,237	21,777	3,131	1989	2010	40
Total Industrial/Commercial Properties			$108,288	$28,773	$133,589	$143	$28,773	$133,732	$162,505	$27,707

Campus Court Student Housing	11%	Cedar Falls, IA	4,405	320	7,056	—	320	7,056	7,376	817	1998	2010	40
Muirwood Village	—%	Zanesville, OH	7,614	1,043	13,380	206	1,043	13,586	14,629	2,329	2010	2010	40
Ohio II - Residences at Newark & Sheffield	—%	Newark/Circleville, OH	9,232	2,530	11,136	446	2,530	11,582	14,112	2,404	2010	2010	40
University Springs San Marcos	—%	San Marcos, TX	9,204	1,531	14,683	376	1,531	15,059	16,590	2,983	1998	2010	40
Total Multi-Family/Student Housing Properties			$30,455	$5,424	$46,255	$1,028	$5,424	$47,283	$52,707	$8,533

Loop 1604 Self Storage	38%	San Antonio, TX	4,195	4,897	3,132	515	4,897	3,647	8,544	443	1985	2010	40
Aldine Westfield Self Storage	—%	Houston, TX	2,143	112	2,284	5	112	2,289	2,401	437	2006	2010	40

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

				Initial cost (1)			Gross amount carried at Dec. 31, 2013 (3)
Property Name	% Owned	Location	Encumb.	Land	Bldgs. & Improv.	Subsq. Costs Capitalized (2)	Land	Bldgs. & Improv.	Total	Acc. Depre.	Date Constructed	Date Acquired	Life

Attic Space Self Storage - Blanco Rd	—%	San Antonio, TX	1,300	203	1,516	—	203	1,516	1,719	290	1982	2010	40
Attic Space Self Storage - Laredo Road	—%	San Antonio, TX	1,668	455	2,902	—	455	2,902	3,357	553	1998	2010	40
Ft. Worth Northwest Self Storage	—%	Forth Worth, TX	2,086	1,356	1,238	—	1,356	1,238	2,594	236	1985	2010	40
Ft. Worth River Oaks Self Storage	—%	River Oaks, TX	2,078	355	2,273	—	355	2,273	2,628	433	1985	2010	40
Grissom Road Self Storage	—%	San Antonio, TX	2,281	2,224	1,765	—	2,224	1,765	3,989	337	1985	2010	40
Houston South Mason (Patrick's)	—%	Katy, TX	2,796	899	1,380	—	899	1,380	2,279	263	2000	2010	40
San Antonio 3 - Self Storage	—%	San Antonio, TX	10,889	6,670	4,535	—	6,670	4,535	11,205	596	2010	2010	40
Total Self-Storage Properties			$29,436	$17,171	$21,025	$520	$17,171	$21,545	$38,716	$3,588

Other			2,312	—	—	—	—	—	—	—
Total Corporate Properties			$254	—	—	—	—	—	—	—

TOTAL VIE OWNED			$168,433	$51,368	$200,869	$1,691	$51,368	$202,560	$253,928	$39,828

TOTAL CONSOLIDATED PROPERTIES (9)			$263,394	$129,519	$279,075	$12,743	$129,519	$291,818	$421,337	$71,693
____________________
(1) Initial cost and date acquired, where applicable.
(2) Costs are offset by retirements and write-offs.
(3) The aggregate cost for federal income tax purposes is $140,716
(4) Properties were sold in 2014.
(5) Includes properties at: Industrial Blvd., Bartlestville, OK; South Erwin St., Cartersville, GA; Catawba River Rd., Fort Lawn, SC; Beaver Creek Dr., Martinsville, VA; Route 405 S., Montgomery, PA
(6) Includes properties at: North Industrial Blvd., Calhoun, GA; Cleveland Hwy, Dalton, GA; Springs Dr., Piedmont, AL
(7) Includes properties at: N. White St., Fort Mill, SC; White St., Fort Mill, SC; Grace Ave., Lancaster, SC
(8) As of December 31, 2013, the Windrose Plaza property was classified as 'Assets Held for Sale, Net' within the Consolidated Balance Sheet.
(9) As of December 31, 2013, total consolidated properties are reflected within the Consolidated Balance Sheet in 'Real Estate Held for Investment, Net' and 'Assets Held for Sale, Net'

SIGNATURES
Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN SPECTRUM REALTY INC
By: American Spectrum Realty Inc.,

Date: October 31, 2014	/s/ William J. Carden
William J. Carden
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	/s/ Quentin Thompson
Quentin Thompson
Chief Financial Officer
(Principal Finance Officer)

Date: October 31, 2014	/s/ Patrick D. Barrett
Patrick D. Barrett
Director

Date: October 31, 2014	/s/ David Brownell Wheless
David Brownell Wheless
Director

(b) Exhibits

Exhibit No.	Exhibit Title
2.1	Confirmation Order, dated July 17, 2014 incorporate by reference to Exhibit 2.1 to the Company's Form 8-K filed June 25, 2014.
2.2	Third Amendment Joint Plan of Reorganization, as attached to the Confirmation Order incorporated by reference to the Company Form 8-K filed June 25, 2014.
3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarter ended June 30, 2002
3.4	Articles of Amendment of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003
3.5	Articles of Amendment of the Company are incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 2006
3.6	Articles Supplementary for 15% Cumulative Preferred Stock, Series A of the Company dated December 30, 2008 are incorporated herein by reference to the Company’s Form 8-K filed January 8, 2009
3.7	Articles Supplementary for 8% Cumulative Preferred Stock, Series B of American Spectrum Realty, Inc. incorporated by reference to Exhibit 3.1(i) to the Company's Form 8-K filed on January 7, 2014.
3.8	Articles Supplementary for 8% Cumulative Preferred Stock, Series C of American Spectrum Realty, Inc. incorporated by reference to Exhibit 3.2(i) to the Company's Form 8-K filed on January 7, 2014.
3.9	Articles Supplementary for 8% Cumulative Preferred Stock, Series B of American Spectrum Realty, Inc. incorporated by reference to Exhibit 3.1(i) of the Company's Form 8-K filed on June 16, 2014.
3.10	Bylaws of American Spectrum Realty, Inc., as amended and restated as of July 18, 2014 incorporated by reference to Exhibit 3.1(ii) to the Company's Form 8-K filed on June 25, 2014.
4.1	Form of Stock Certificate (1)
10.1	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund (1)
10.2	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund II (1)
10.3	Form of Agreement and Plan of Merger of Sierra-Pacific Development Fund III (1)
10.4	Form of Agreement and Plan of Merger of Sierra Pacific Pension Investors ‘84 (1)
10.5	Form of Agreement and Plan of Merger of Sierra Pacific Institutional Properties V (1)
10.6	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)
10.7	Form of Agreement and Plan of Merger of Nooney Income Fund Ltd., L.P. (1)
10.8	Form of Agreement and Plan of Merger of Nooney Real Property Investors – Two, L.P. (1)
10.9	Omnibus Stock Incentive Plan (1)
10.10	Agreement of Limited Partnership of American Spectrum Realty Operating Partnership, L.P. (1)
10.11	Agreement and Plan of Merger, dated August 6, 2000, between the Company and CGS Properties (Mkt./Col.), L.P. (1)
10.12	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Creekside/Riverside, L.L.C. (1)
10.13	Agreement and Plan of Merger, dated August 6, 2000, between the Company and McDonnell Associates, L.L.C. (1)
10.14	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pacific Spectrum, L.L.C. (1)
10.15	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Pasadena Autumn Ridge L.P. (1)
10.16	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Seventy Seven, L.L.C. (1)
10.17	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Villa Redondo L.L.C. (1)
10.18	Agreement and Plan of Merger, dated August 6, 2000, between the Company and Third Coast L.L.C. (1)

10.19	Agreement and Plan of Contribution, dated August 6, 2000, between the Company and No.-So., Inc. (1)
10.20	Form of Restricted Stock Agreement (1)
10.21	Form of Stock Option Agreement (Incentive Stock Options) (1)
10.22	Form of Stock Option Agreement (Directors) (1)
10.23	Form of Stock Option Agreement (Non-Qualified Options) (1)
10.24	Form of Indenture Relating to Notes (1)
10.25	Contribution Agreement, dated May 31, 2000, between the Company and CGS Real Estate Company, Inc. (1)
10.26	Contribution Agreement, dated May 31, 2000, between the Company and American Spectrum Real Estate Services, Inc. (1)
10.27	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Lindbergh Boulevard Partners (Lindbergh), L.P. (1)
10.28	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Nooney Rider Trail L.L.C. (1)
10.29	Agreement and Plan of Merger, dated May 31, 2001, between the Company and Back Bay L.L.C. (1)
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
10.45
Letter Agreement to Purchase Agreement dated December 18, 2009 between the Company and Evergreen Parties (First Amendment to Purchase Agreement) incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.46
Second Amendment to Purchase Agreement dated January 17, 2010 between the Company and Evergreen Parties incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009

10.47
Employment Agreement dated January 1, 2012 between the Company and Anthony Eppolito and Amendment thereto dated March 30, 2012 is incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2012

10.48
Contribution Agreement dated and Joint Escrow Instructions by and among the Company, American Spectrum Realty Operating Partnership, L.P., American Spectrum Dunham Properties LLC, Asset Managers, Inc., D&A Daily Mortgage Fund III, L.P., D&A Semi-Annual Mortgage Fund III, L.P., and D&A Intermediate-Term Mortgage Fund III, L.P. incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2014.

10.49	Form of Exchange Agreement by and between the Company and holders of Series A Preferred incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on Janaury 7, 2014.
10.50
Letter Agreement by and among the Company, American Spectrum Dunham Properties, L.L.C. and Dunham&Associates Holdings, Inc. incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on Janaury 7, 2014.

10.51	Form of Warrant issued to Dunham&Associates Holdings, Inc. incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 7, 2014.
10.52
Settlement Agreement by and among the Company, American Spectrum Realty Management, LLC, American Spectrum Realty Advisors, LLC, American Spectrum Realty Operating Partnership, L.P., American Spectrum REIT I, Inc., American Spectrum Management Group, Inc., American Spectrum Management Co., American Spectrum Asset Co., and Evergreen Income & Growth REIT, Inc., and New West Realty, Inc., Real Property Systems, Inc., Real Property Systems - Indiana, LLC, Real Property Systems - Texas, LP, and Michael Palmer incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 21, 2014.

10.53
Settlement Agreement by and among the Company, American Spectrum Realty Operating Partnership, L.P., American Spectrum Dunham Properties, LLC, and Dunham & Associates Holdings, Inc., D&A Daily Mortgage Fund III, L.P., D&A Semi-Annual Mortgage Fund III, L.P. and D&A Intermediate-Term Mortgage Fund III, L.P. incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014.

21	Significant Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm - EEPB, PC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

____________________

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43686), which became effective August 8, 2001.